Form 10-Q
period 1996-06-30
SOURCE MEDIA INC
filed 1996-08-13
CIK 900029

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                             FOR THE QUARTER ENDED
                                 JUNE 30, 1996

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ....... TO .......

                        COMMISSION FILE NUMBER 0-21894

                              SOURCE MEDIA, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      DELAWARE                                                 13-3700438
(STATE OF INCORPORATION)                                   (I.R.S. EMPLOYER
                                                         IDENTIFICATION NUMBER)

                       8140 WALNUT HILL LANE, SUITE 1000
                              DALLAS, TEXAS 75231
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (214) 890-9050
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                   YES X   NO
                                      ---     ---


   NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT AUGUST 12, 1996: 9,934,011

                              SOURCE MEDIA, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1996


PART I.  FINANCIAL INFORMATION


                                                                          Page Number
                                                                          ----------
         ITEM 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets (Unaudited) ..................    3
                           June 30, 1996 and December 31, 1995

                  Consolidated Statements of Operations (Unaudited) ........    5
                           Three and six months ended June 30, 1996 and 1995

                  Consolidated Statements of Cash Flows (Unaudited) ........    6
                           Six months ended June 30, 1996 and 1995

                  Notes to Consolidated Financial Statements ...............    7

         Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations ............................   10

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings ........................................   19

         Item 2.  Changes in Securities ....................................   N/A

         Item 3.  Defaults Upon Senior Securities ..........................   N/A

         Item 4.  Submission of Matters to a Vote of Security Holders ......   20

         Item 5.  Other Information ........................................   N/A

         Item 6.  Exhibits and Reports on Form 8-K .........................   22

                         PART I. FINANCIAL INFORMATION


ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS


                              SOURCE MEDIA, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                   DECEMBER 31,    JUNE 30,
                                                      1995           1996
                                                   -----------   -----------

ASSETS
Current assets:
       Cash and cash equivalents                   $17,479,223   $17,269,537
       Trade accounts receivable, less allowance
          for doubtful accounts                      1,076,239     1,061,676
       Prepaid expenses and other current assets       892,234       622,698
       Deferred expenses                               889,393       740,047
                                                   -----------   -----------
Total current assets                                20,337,089    19,693,958

Property and equipment:
       Production equipment                          2,421,816     2,251,641
       Computer equipment                              927,672     1,457,690
       Other equipment                                 960,446     1,168,708
       Furniture and fixtures                          120,544       123,747
                                                   -----------   -----------
                                                     4,430,478     5,001,786

Accumulated depreciation                             2,670,017     3,089,403
                                                   -----------   -----------

Net property and equipment                           1,760,461     1,912,383

Intangible assets:
       Patents                                       3,597,989     3,597,989
       Goodwill                                      3,010,137     3,010,137
                                                   -----------   -----------
                                                     6,608,126     6,608,126

Accumulated amortization                             4,510,434     5,026,102
                                                   -----------   -----------

Net intangible assets                                2,097,692     1,582,024

Other non-current assets                                  --         374,145
                                                   -----------   -----------

Total assets                                       $24,195,242   $23,562,510
                                                   ===========   ===========

                              SOURCE MEDIA, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                  (UNAUDITED)


                                                                DECEMBER 31,     JUNE 30,
                                                                   1995            1996
                                                               ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Trade accounts payable                                  $  1,296,516    $  1,023,486
       Accrued payroll                                              258,734         195,382
       Other accrued liabilities                                  1,650,091       1,591,113
       Unearned income                                            4,724,957       4,605,612
       Current portion of capital lease obligations                 184,175         173,259
                                                               ------------    ------------
Total current liabilities                                         8,114,473       7,588,852

Long-term debt, net of discount                                        --         4,255,420
Capital lease obligations, less current portion                      35,039          20,231

Minority interests in consolidated subsidiaries                   3,618,629       3,509,305
Note receivable and accrued interest from minority
       stockholder, net of discount of $178,866 and
       $158,009 in 1995 and 1996, respectively                     (610,175)       (638,512)
                                                               ------------    ------------
                                                                  3,008,454       2,870,793

Stockholders' equity:
       Common stock, $.001 par value:
          Authorized shares - 50,000,000
           Issued shares - 10,303,605 and 10,315,362 in 1995
             and 1996, respectively                                  10,304          10,315
       Less treasury stock, at cost - 356,200 and 381,351 in
          1995 and 1996, respectively                            (3,515,563)     (3,757,641)
       Capital in excess of par value                            59,955,392      60,746,256
       Accumulated deficit                                      (43,076,663)    (48,097,881)
       Foreign currency translation                                 (34,619)         (8,829)
       Notes receivable and accrued interest
          from stockholders                                        (301,575)        (65,006)
                                                               ------------    ------------
Total stockholders' equity                                       13,037,276       8,827,214
                                                               ------------    ------------

Total liabilities and stockholders' equity                     $ 24,195,242    $ 23,562,510
                                                               ============    ============



See accompanying notes.

                              SOURCE MEDIA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                             THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                                  1995          1996               1995            1996
                                                            -----------------------------     -----------------------------
Monetary revenues                                           $  2,389,283     $  2,304,488     $  4,704,850     $  4,586,356
Nonmonetary revenues                                           4,132,377        2,795,808        8,900,994        5,674,981
                                                            -----------------------------     -----------------------------
       Total revenues                                          6,521,660        5,100,296       13,605,844       10,261,337

Monetary cost of sales                                         1,287,560          900,177        2,616,328        1,852,511
Nonmonetary cost of sales                                      4,132,377        2,795,808        8,900,994        5,674,981
                                                            -----------------------------     -----------------------------
       Total cost of sales                                     5,419,937        3,695,985       11,517,322        7,527,492
                                                            -----------------------------     -----------------------------

Gross profit                                                   1,101,723        1,404,311        2,088,522        2,733,845

Selling, general and administrative expenses                   2,004,176        2,581,447        3,985,755        4,969,605
Amortization of intangible assets                                257,834          257,834          515,669          515,668
Research and development expenses                                849,996        1,429,330        1,546,916        2,650,803
                                                            -----------------------------     -----------------------------
                                                               3,112,006        4,268,611        6,048,340        8,136,076
                                                            -----------------------------     -----------------------------

Operating loss                                                (2,010,283)      (2,864,300)      (3,959,818)      (5,402,231)

Interest expense                                                 165,463          187,751          325,355          192,710
Interest income                                                  (21,494)        (226,000)         (41,993)        (438,784)
Other (income) expense                                           (18,736)         (19,524)          (4,708)         (25,615)
Minority interest in losses of consolidated subsidiaries        (304,805)          (5,965)        (375,395)        (109,324)
Charges related to financing incentives                        1,371,875             --          1,581,250             --
                                                            -----------------------------     -----------------------------

Net loss                                                      (3,202,586)      (2,800,562)      (5,444,327)      (5,021,218)

Preferred stock dividends                                        445,658             --            832,651             --

Net loss attributable to common shareholders                $ (3,648,244)    $ (2,800,562)    $ (6,276,977)    $ (5,021,218)
                                                            =============================     =============================


Net loss per common share                                   $      (0.75)    $      (0.28)    $      (1.34)    $      (0.51)
                                                            =============================     =============================

Weighted average common shares outstanding                     4,840,437        9,927,172        4,674,849        9,931,664
                                                            =============================     =============================

See accompanying notes.

                              SOURCE MEDIA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                          SIX MONTHS ENDED JUNE 30,
                                                                           1995              1996
                                                                       ------------     ------------
OPERATING ACTIVITIES
Net loss                                                               $ (5,444,327)    $ (5,021,218)
Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation                                                         443,906          419,386
       Amortization of intangible assets                                    515,669          515,668
       Provision for losses on accounts receivable                           67,336           93,575
       Minority interests in net losses                                    (375,395)        (109,323)
       Charges related to financing incentives                            1,581,250             --
       Interest receivable from stockholders and minority interests         (37,647)         (12,989)
       Other amortization charges, net                                       57,185               85
Changes in operating assets and liabilities:
       Trade accounts receivable                                             87,917          (79,013)
       Prepaid expenses and other current assets                             63,598          269,536
       Deferred expenses                                                    133,712          149,346
       Trade accounts payable                                                81,299         (273,028)
       Accrued payroll                                                       61,577          (63,352)
       Other accrued liabilities                                             88,810          (58,978)
       Other accrued liabilities to related parties                        (109,414)            --
       Unearned income                                                     (297,800)        (119,347)
                                                                       ------------     ------------
Net cash used in operating activities                                    (3,082,324)      (4,289,652)

INVESTING ACTIVITIES
       Capital expenditures                                                (155,435)        (481,289)
                                                                       ------------     ------------
Net cash used in investing activities                                      (155,435)        (481,289)

FINANCING ACTIVITIES
       Proceeds from issuance of debt and warrant                         2,825,000        5,000,000
       Cash acquired in HBAC Merger                                       8,891,389             --
       Payment of fees and expenses associated with Merger               (1,105,315)            --
       Redemption of HBAC shares                                           (527,220)            --
       Payments on debt                                                  (4,050,000)            --
       Payment of fees and expenses associated with
            issuance of debt and warrant                                       --           (393,836)
       Payments on capital lease obligations                                (83,128)        (115,744)
       Proceeds from issuance of common stock                               244,230           75,088
       Other                                                                   --            (30,043)
                                                                       ------------     ------------
Net cash provided by financing activities                                 6,194,956        4,535,465

Effect of exchange rate changes on cash and cash equivalents                (37,534)          25,790

Net increase (decrease) in cash and cash equivalents                      2,919,663         (209,686)
Cash and cash equivalents at beginning of period                            127,010       17,479,223
                                                                       ------------     ------------

Cash and cash equivalents at end of period                             $  3,046,673     $ 17,269,537
                                                                       ============     ============

See accompanying notes.

                              SOURCE MEDIA, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management these financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows of Source Media, Inc. and its consolidated subsidiaries (the "Company") for the periods indicated. The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.  Net Loss and Supplemental Net Loss per Common Share

     The computation of net loss per common share in each period is based on the weighted average number of common shares outstanding for each period, after the retroactive adjustment to reflect shares issued to the former common stockholders of IT Network, Inc. ("IT") in the merger of IT into a wholly-owned subsidiary of HB Communications Acquisition Corp. ("HBAC") (the "Merger"). See Management's Discussion and Analysis of Financial Condition and Results of Operations herein and Note 1 to the audited consolidated financial statements for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for additional discussion of the Merger. Convertible securities and stock options are not included in the net loss per common share calculation for each period because they are anti-dilutive. The common stock held by HBAC stockholders prior to the Merger and the common stock issued upon the conversion of the preferred stock of IT into shares of common stock of the Company are included in the computation from the date of the Merger.

     Supplemental net loss per common share for the quarter ended June 30, 1995 was $(0.45). Supplemental net loss per common share for the six months ended June 30, 1995 was $(0.77). Supplemental net loss per common share and supplemental weighted average common shares outstanding (7,023,825 for the quarter ended June 30, 1995 and 6,881,970 for the six months ended June 30,
1995) are provided under the assumption the Merger took place at the beginning of the respective periods. Under this assumption, supplemental weighted average common shares outstanding include (1) common shares that would have been outstanding upon the conversion of IT's preferred shares, and (2) additional shares equal to that portion of the common shares held by HBAC stockholders assumed to have been issued in order to repay the portion of the $4.1 million of IT debt and related accrued interest outstanding during the respective periods. Supplemental net loss is computed as historical net loss less the impact of interest expense related to the portion of the $4.1 million of IT debt and related accrued interest outstanding during the respective periods and repaid with the proceeds from the Merger.

3.  Long-Term Debt and Notes Payable

     In April 1996, the Company issued senior notes in the aggregate principal amount of $5.0 million and a warrant entitling the holder thereof to purchase 500,000 shares of the Company's common stock at a purchase price of $10.21 per share. Additional notes in the aggregate principal amount of $5.0 million may be issued on or before April 3, 1997 provided certain conditions are met. In connection with this commitment, if certain conditions are met, the Company is also obligated to issue a second warrant entitling the holder to purchase up to an additional 500,000 shares of the Company's common stock at a purchase price of $10.21 per share, whether or not the Company issues any additional notes. The notes are due on March 31, 2001 and bear interest at the rate of 13% per annum through March 31, 1998 and 12% thereafter. On March 31, 2000, the Company must make a prepayment of the notes equal to 33.33% of the then outstanding principal (together with interest accrued to date on such principal amount). At the option of the Company, interest payments may be made through the issuance of additional notes. The notes are secured by a lien on all of the Company's assets, including its shares of stock of its majority-owned subsidiary, Cableshare Inc. ("Cableshare"), an Ontario, Canada corporation, and a licensing agreement with Cableshare. Except for the required prepayment described above, the note agreement provides for a prepayment penalty and customary covenants and events of default. The warrants contain standard anti-dilutive provisions. The Company also granted the holders of the warrants demand and "piggyback" registration rights covering the shares of the Company's common stock issuable upon exercise of the warrants.

     The warrant is exercisable, in whole or in part, at any time until its expiration on March 31, 2001. The estimated fair market value of the warrant was credited to capital in excess of par value and the senior notes were recorded at a corresponding discount. The discount on the senior notes is being amortized to interest expense using the effective interest rate method over the stated term of the senior notes, resulting in an effective interest rate on the senior notes of 16.2%.

4.  Contingencies

     In January 1994, a former officer and director and significant stockholder of Cableshare, and certain of his relatives, who are also stockholders of Cableshare, filed a lawsuit in Ontario, Canada in the Ontario Court (General Division) against the Company and several of its officers individually, two of whom have served on the Board of Directors of Cableshare. The plaintiffs are seeking, among other things, Cdn $8,000,000 in damages for reduced value of their holdings of Cableshare stock allegedly caused by the actions of the defendants and Cdn $6,000,000 in damages for losses of stock options allegedly caused by the actions of the defendants.

     In addition, in January 1994, the former officer and director of Cableshare also filed a claim of wrongful termination seeking Cdn $350,000 in damages. A seven day trial, before a judge, was completed on May 1, 1996. A decision by the judge is pending. Although the ultimate outcome of these actions cannot be determined at this time, management believes they will not have a material impact on the consolidated financial condition or result of operations of the Company.

     The Company is party to ordinary routine litigation and other claims incidental to its business, none of which is expected to have a material adverse effect on the Company's results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report on Form 10-Q contains statements that are not historical facts but are forward-looking statements involving risks and uncertainties that could significantly impact the Company. Such forward-looking statements include, but are not limited to, those statements about confidence and strategies and plans and expectations about new and existing products, services, technologies and opportunities, industry growth, demand and acceptance of new and existing products, and returns on investments in products and markets. The risks and uncertainties include, but are not limited to, the projected losses of the Company, developmental nature of its business, uncertainty of subscriber acceptance for the Interactive Channel, possible obsolescence of the Company's technology, sources and degree of competition, possible unavailability of equipment and other factors discussed from time to time in the Company's Securities and Exchange Commission filings.

THE COMPANY

     The Company, through its wholly-owned subsidiary IT Network, Inc. ("IT"), is a provider of information and services to consumers through the television and telephone. For the past eight years, the Company has been delivering audiotext information to consumers through the touch-tone telephone. Through its On-Line Telephone Business, the Company provides consumers with information on demand, such as news, weather and sports, together with topical information for health, legal and other matters of consumer interest. The financial results discussed below reflect the operations of the Company's On-Line Telephone Business and general and development expenses related to the Interactive Channel and the Company's on-line personal computer services and do not purport to give an accurate indication of the Company's future results of operations in light of the pending introduction of the Interactive Channel. The Company intends to devote its resources towards the development of the Interactive Channel and its On-Line Telephone Business and has elected to discontinue its on-line personal computer services.

     The Company has earned monetary revenues through advertising sponsorships in its On-Line Telephone Business, which are recorded as unearned income when billed and recognized on a straight-line basis as earned over the terms of the respective contracts (which are typically from 3 to 12 months). The Company also has earned monetary revenues from sales of audiotext services, principally its Consumer Tips service, to certain of the Regional Bell Operating Companies ("RBOCs"). In the future, the Company believes a significant portion of its monetary revenues will be generated from Interactive Channel fees generated on a per subscriber basis.

     Historical revenues generated from the On-Line Telephone Business have been predominantly nonmonetary. In each of its markets, the Company has entered into nonmonetary barter agreements with local television and radio stations. These media sponsors provide the Company with advertising time on their stations and update local news, weather and sports programming on the On-Line Telephone Business in exchange for promotional messages on the On-Line Telephone Business and print advertisements in the Company's Network Guide. Revenues and cost of sales associated with these nonmonetary barter transactions are included in the Company's consolidated statements of operations at the estimated fair value of the on-air advertisements and information content provided to the Company by media sponsors. The amount of nonmonetary revenues has declined in 1996 because of the cancellation of RBOC agreements with Southwestern Bell Yellow Pages, Inc. ("Southwestern Bell") and Ameritech Advertising Services ("Ameritech") and the decision by the Company to reduce the amount of space devoted to information provided by media sponsors in the Network Guide.

     The Company owns a majority interest in Cableshare, which licenses to the Company patented technology utilized by the Company in connection with the Interactive Channel and provides research and development services to the Company. The Company's consolidated results of operation and financial condition include Cableshare.

     The Company is presently in discussions with Cableshare regarding the possibility of the Company acquiring the outstanding shares of Cableshare stock that it does not already own. The discussions to date between the two companies have been tentative and preliminary, and agreement-in-principle has not been reached between the companies on essential commercial terms and conditions. Any such transaction would depend on the negotiation of a mutually satisfactory definitive agreement containing such terms and conditions, obtaining applicable governmental and regulatory approval, and the approval of Cableshare's stockholders other than the Company. The Company has not made a specific proposal.

     On June 23, 1995, IT merged with a wholly-owned subsidiary of HBAC. Pursuant to the Merger, the outstanding common stock and preferred stock of IT was converted into common stock of HBAC. The results of operations and financial position of the Company for periods and dates prior to the Merger are the historical results of operations and financial position of IT for such periods and dates. For accounting and financial reporting purposes, the Company has reflected in its consolidated financial statements the assets, liabilities and equity of IT at their historical book values. Additionally, where applicable, all historical information has been restated to reflect a 1-for-2 reverse stock split that was effected on October 10, 1995.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 and 1995

         Monetary revenues declined four percent to $2.3 million for the quarter ended June 30, 1996 from $2.4 million for the quarter ended June 30, 1995. The net decline of $85,000 included declines of $270,000 attributable to the Company's Consumer Tips service and $257,000 attributable to the Network Guide product. These declines were partially offset by increases of $190,000 in Cableshare revenues, $128,000 in revenues attributable to product development trials of the Interactive Channel and $124,000 related to the Company's other audiotext services and the Company's recently discontinued on-line personal computer services.

     The decline in Consumer Tips revenues is the result of the termination of the Company's agreement with Ameritech by Ameritech. Consumer Tips revenues in the Ameritech region ended completely in the second quarter of 1996. The Company has instituted litigation against Ameritech in the district court for Dallas County, Texas, alleging, among other claims, that Ameritech breached its agreement with the Company, that Ameritech converted property and business owned by the Company and that Ameritech breached its fiduciary responsibility to the Company.

     The decline in Network Guide monetary revenues primarily reflects the termination of distribution of the Network Guide in seven designated market areas ("DMAs"), six of which are located within the Southwestern Bell region. Total Network Guide revenues within the seven terminated DMAs were $28,000 for the quarter ended June 30, 1996 and $320,000 for the quarter ended June 30, 1995. In addition, the Company experienced lower sales of advertising contracts associated with uncertainties relating to the termination of the Ameritech agreement. However, these decreases in revenues were partially offset by a net increase in Network Guide monetary revenues among the Company's 47 other DMAs.

     Until February 1, 1996, the Company published the Network Guide in Yellow Pages directories in certain DMAs within the Ameritech region and produced the related audiotext messages in exchange for a share of the Network Guide revenues generated in those DMAs. As described previously, the Company's agreement with Ameritech was terminated by Ameritech, and the Company does not expect the Network Guide to be included in any Ameritech Yellow Pages directories published after September 1996. Accordingly, the Company expects Network Guide revenues to decline in those Ameritech DMAs in 1996 and to end completely in the third quarter of 1997 due to the conclusion of revenue from Network Guide contracts in effect prior to the termination of the Ameritech agreement. The Company expects to partially offset such revenue declines in future periods with revenues generated through its recently-signed sales agency agreement with The Reuben H. Donnelly Corporation ("Donnelly") to sell the Network Guide in Yellow Pages published by Donnelly in four major DMAs on the east coast. Total monetary revenues for the both the Network Guide and Consumer Tips products in the Ameritech region were $470,000 for the quarter ended June 30, 1996 and $810,000 for the quarter ended June 30, 1995.

     The increase in Cableshare's revenues in the second quarter of 1996 compared with the same period in 1995 reflects certain hardware and software sales to Southern Development & Investment Group, Inc. related to a trial of Interactive Channel technology.

     Nonmonetary revenues and nonmonetary cost of sales declined 32 percent to $2.8 million for the quarter ended June 30, 1996 from $4.1 million for the quarter ended June 30, 1995. Substantially all of this $1.3 million decline in nonmonetary revenues and nonmonetary cost of sales occurred because of the termination of distribution agreements in certain DMAs and because, in other DMAs, the Company reduced the amount of space devoted to information provided by media sponsors in its Network Guide and, accordingly, renewed its barter contracts with such media sponsors for lesser amounts of promotional advertising. In light of Southwestern Bell's decision not to renew its distribution agreements for the Network Guide and Ameritech's termination of its agreement with the Company, the Company expects its nonmonetary revenues and nonmonetary cost of sales to decline substantially in 1996.

     Monetary cost of sales declined 30 percent to $900,000, or 39 percent of monetary revenues, for the quarter ended June 30, 1996 from $1.3 million, or 54 percent of monetary revenues, for the quarter ended June 30, 1995. In certain RBOC regions, the Company has operated under comprehensive Network Guide agreements whereby the Company has agreed to share a portion of its advertising revenues with the RBOC in return for pages in the RBOC's Yellow Pages directories and use of the RBOC's audiotext equipment and telephone lines. Consequently, as DMAs become governed by such an agreement, the Company's monetary cost of sales reflects increasing revenue sharing expense and declining Yellow Pages purchase expense and telephone line charges in such RBOC region. Monetary cost of sales for the second quarters of 1996 and 1995, respectively, was primarily comprised of (i) revenue sharing expenses associated with Network Guide agreements with Ameritech, DonTech and BellSouth of $487,000 and $509,000, respectively, a four percent decline, reflecting lower monetary revenues in those RBOC regions pursuant to revenue sharing agreements, (ii) Yellow Pages purchase expenses of $139,000 and $339,000, respectively, a 59 percent decline, reflecting the termination of distribution in certain DMAs in the Southwestern Bell region as well as lower Yellow Pages prices and the Company's decision to purchase fewer pages in the Pacific Bell region, (iii) operations personnel salaries of $113,000 and $141,000, respectively, a 20 percent decline, and (iv) telephone line charges of $64,000 and $96,000, respectively, a 33 percent decline, primarily reflecting fewer DMAs in the Southwestern Bell region.

     Selling, general and administrative expenses, including amortization of intangible assets increased 26 percent to $2.8 million for the quarter ended June 30, 1996 from $2.3 million for the quarter ended June 30, 1995. This increase resulted primarily from $340,000 of increased expenses associated with the Company's recently discontinued on-line personal computer services as well as increased subscriber acquisition costs in preparation for the commercial introduction of the Company's Interactive Channel.

     Research and development expenses increased 68 percent to $1.4 million for the quarter ended June 30, 1996 from $850,000 for the quarter ended June 30, 1995. This increase occurred due to (i) the addition of personnel by the Company and by Cableshare to support business development activities as well as to continue the development of cable converter boxes, (ii) the modification of the Cableshare on-line television technology to operate on a UNIX-based platform, and (iii) the development of a Windows-based media presentation workstation.

     Other. Net interest income was $38,000 for the quarter ended June 30, 1996 compared with net interest expense of $144,000 for the quarter ended June 30, 1995, reflecting interest earned on the proceeds from a public offering of the Company's common stock in December 1995. Charges related to financing incentives for the quarter ended June 30, 1995 included $1.4 million related to the issuance of warrants in January and May 1995.

Six Months Ended June 30, 1996 and 1995

     Monetary revenues declined three percent to $4.6 million for the six months ended June 30, 1996 from $4.7 million for the six months ended June 30, 1995. The net decline of $118,000 included declines of $588,000 attributable to the Network Guide product and $403,000 attributable to the Company's Consumer Tips service. These declines were partially offset by increases of $459,000 in Cableshare revenues, $222,000 in revenues related to the Company's other audiotext services and recently discontinued on-line personal computer services and $192,000 in revenues attributable to product development trials of the Interactive Channel. The decline in Network Guide monetary revenues primarily reflects the termination of distribution in seven DMAs, six of which are located within the Southwestern Bell region. Total Network Guide revenues within the seven terminated DMAs were $58,000 for the six months ended June 30, 1996 and $604,000 for the six months ended June 30, 1995.

     Additionally, there was a net decline in Network Guide monetary revenues among the Company's 47 other DMAs, primarily reflecting lower sales of advertising contracts associated with distribution uncertainties relating to the termination of the Ameritech agreement. As previously discussed, because of the termination of the Company's agreement with Ameritech, the Company expects revenues to decline in those Ameritech DMAs in 1996 and to end completely in the third quarter of 1997 due to the conclusion of revenue from Network Guide contracts in effect prior to the termination of the Ameritech agreement. The decline in Consumer Tips revenues is also the result of the termination of the Company's agreement with Ameritech by Ameritech, and Consumer Tips revenues in the Ameritech region ended completely in the second quarter of 1996. The Company expects to partially offset such revenue declines in future periods with revenues generated through its recently-signed sales agency agreement with Donnelly to sell the Network Guide in Yellow Pages published by Donnelly in four major DMAs on the east coast. Total monetary revenues for both the Network Guide and Consumer Tips products in the Ameritech region were $1.1 million for the six months ended June 30, 1996 and $1.6 million for the six months ended June 30, 1995.

     The increase in Cableshare's revenues in the second quarter of 1996 compared with the same period in 1995 reflects a portion of the license paid to Cableshare by GTE Corporation and GTE MainStreet (collectively "GTE") for the use of Cableshare's United States patents as part of an agreement to end litigation between Cableshare and GTE as well as certain hardware and software sales to Southern Development related to a trial of Interactive Channel technology.

     Nonmonetary revenues and nonmonetary cost of sales declined 36 percent to $5.7 million for the six months ended June 30, 1996 from $8.9 million for the six months ended June 30, 1995. Substantially all of this $3.2 million decline in nonmonetary revenues and nonmonetary cost of sales occurred because of the termination of distribution agreements in the seven DMAs previously discussed and because, in other DMAs, the Company reduced the amount of space devoted to information provided by media sponsors in its Network Guide and, accordingly, renewed its barter contracts with such media sponsors for lesser amounts of promotional advertising. In light of Southwestern Bell's decision not to renew its distribution agreements for the Network Guide and Ameritech's termination of its agreement with the Company, the Company expects its nonmonetary revenues and nonmonetary cost of sales to decline substantially in 1996.

     Monetary cost of sales declined 29 percent to $1.9 million, or 40 percent of monetary revenues, for the six months ended June 30, 1996 from $2.6 million, or 56 percent of monetary revenues, for the six months ended June 30, 1995. In certain RBOC regions, the Company has operated under comprehensive Network Guide agreements whereby the Company has agreed to share a portion of its advertising revenues with the RBOC in return for pages in the RBOC's Yellow Pages directories and use of the RBOC's audiotext equipment and telephone lines. As DMAs become governed by such an agreement, the Company's monetary cost of sales reflects increasing revenue sharing expense and declining Yellow Pages purchase expense and telephone line charges in such RBOC region. Monetary cost of sales for the first six months of 1996 and 1995, respectively, was primarily comprised of (i) revenue sharing expenses associated with Network Guide agreements with Ameritech, DonTech and BellSouth of $939,000 and $1,043,000, respectively, a 10 percent decline, reflecting lower monetary revenues in those RBOC regions pursuant to revenue sharing agreements, (ii) Yellow Pages purchase expenses of $283,000 and $698,000, respectively, a 59 percent decline, reflecting the termination of distribution in certain DMAs in the Southwestern Bell region as well as lower Yellow Pages prices and the Company's decision to purchase fewer pages in the Pacific Bell region, (iii) operations personnel salaries of $254,000 and $301,000, respectively, a 16 percent decline, (iv) telephone line charges of $132,000 and $183,000, respectively, a 30 percent decline, primarily reflecting fewer DMAs in the Southwestern Bell region, and (v) satellite transmission charges of $101,000 and $182,000, respectively, a 44 percent decline.

     Selling, general and administrative expenses, including amortization of intangible assets increased 20 percent to $5.5 million for the six months ended June 30, 1996 from $4.6 million for the six months ended June 30, 1995. This increase resulted primarily from $577,000 of increased expenses associated with the Company's recently discontinued on-line personal computer services as well as increased subscriber acquisition costs in preparation for the commercial introduction of the Company's Interactive Channel.

     Research and development expenses increased 81 percent to $2.7 million for the six months ended June 30, 1996 from $1.5 million for the six months ended June 30, 1995. This increase occurred due to (i) the addition of personnel by the Company and by Cableshare to support business development activities as well as to continue the development of cable converter boxes,
(ii) the modification of the Cableshare on-line television technology to operate on a UNIX-based platform and (iii) the development of a Windows-based media presentation workstation.

     Other. Net interest income was $246,000 for the six months ended June 30, 1996 compared with net interest expense of $283,000 for the quarter ended June 30, 1995, reflecting interest earned on the proceeds from a public offering of the Company's common stock in December 1995, as well as the absence in 1996 of certain debt outstanding. Charges related to financing incentives for the six months ended June 30, 1995 included $1.6 million related to the issuance of warrants in January and May 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has experienced substantial operating losses and net losses as a result of its efforts to develop, deploy and support its On-Line Telephone Business and to develop and conduct trials of the Interactive Channel. As of June 30, 1996, the Company had an accumulated deficit of approximately $48.1 million and had used cumulative net cash in operations of $29.0 million. The difference at June 30, 1996 between the accumulated deficit since inception and cumulative net cash used in operations since inception was attributable to (i) $15.1 million associated with nonmonetary charges related to financing incentives, write-down of intangible assets, depreciation and amortization and other non-cash expenses and (ii) $4.0 million reflecting unearned income, accounts payable and accrued liabilities in excess of accounts receivable, prepaid expenses and inventory. The Company expects to continue to incur negative cash flow from operating activities at least through 1997.

     The Company's primary source of liquidity is its cash and cash equivalents, which totaled $17.3 million at June 30, 1996. Since its inception, the Company has financed its operations primarily through an aggregate $50.4 million from various financing activities, including the incurrence of debt and issuance of the Company's common and preferred stock. In June 1995, the Company consummated the Merger whereby $7.2 million of cash, net of redemptions and expenses, became available to the Company. In connection with the Merger, $4.1 million of debt, and accrued interest thereon, was retired and all of the Company's preferred stock was converted into Common Stock. In December 1995, the Company completed a public offering of 2,350,000 shares of Common Stock for net proceeds of $21,850,000, of which the Company used approximately $3.0 million to repurchase shares of Common Stock from a stockholder.

     In April, 1996, the Company entered into a Note Agreement (the "Senior Note Agreement") with Northstar Advantage High Total Return Fund ("Northstar") pursuant to which the Company issued senior notes in the aggregate principal amount of $5,000,000 and a warrant entitling the holder thereof to purchase 500,000 shares of Common Stock at a purchase price of $10.21 per share. Additional notes in the aggregate principal amount of $5,000,000 may be issued to Northstar on or before April 3, 1997 provided certain conditions are met. In connection with this commitment, if such conditions are met, the Company is also obligated to issue a second warrant to Northstar entitling the holder to purchase up to 500,000 shares of Common Stock at a purchase price of $10.21 per share, whether or not the Company issues any additional notes. The notes are due on March 31, 2001 and bear interest at the rate of 13% through March 31, 1998 and 12% thereafter. On March 31, 2000, the Company must make a prepayment of the notes equal to 33.33% of the then outstanding principal (together with interest accrued to date on such principal amount). At the option of the Company, interest payments may be made through the issuance of additional notes. The notes are secured by a lien on all of the Company's assets, including its shares of stock of Cableshare and the licensing agreement with Cableshare. Except for the required prepayment described above, the Note Agreement provides for a prepayment penalty and customary covenants and events of default. The warrants contain standard anti-dilutive provisions. The Company also granted the holders of the warrants demand and "piggyback" registration rights covering the shares of Common Stock issuable upon exercise of the warrants.

     During the twelve months ending December 31, 1996, the Company intends to invest at least $2.5 million in additional property and equipment, primarily related to the anticipated introduction of the Interactive Channel. As of February 21, 1996, the Company caused the issuance of a letter of credit in the amount of $818,000 to an Asian manufacturer in connection with the production of cable television set-top boxes. As of July 18, 1996, the Company caused the issuance of an additional letter of credit in the amount of $625,000 to the same Asian manufacturer for additional set-top boxes.

     In February 1996, the Company entered into an agreement with Cableshare which grants to the Company the exclusive right to market Cableshare's patents and software in the development and operation of the Interactive Channel for a one-year period, renewable annually upon mutual agreement of the parties. The license also commits Cableshare to develop a new set-top box, a UNIX-based platform and user-friendly applications and production system. The Company is obligated to pay $4.75 million for the development projects, of which $4.0 million had already been paid as of August 1, 1996. Cableshare will also receive a payment for the equipment sold as a result of the Company's marketing of the Interactive Channel. The new license replaces the Company's obligations under the previous license to make payments and achieve certain subscriber levels.

     The Company's future capital requirements will depend on many factors, including, but not limited to, (i) the success and timing of the development, introduction and deployment of the Interactive Channel, (ii) the operating results of its On-Line Telephone Business, (iii) the levels of advertising required to attain a competitive position in the marketplace for its products,
(iv) the extent of market acceptance of such products, (v) the funds required by Cableshare and the Company to fund their costs of litigation, and (vi) competitive factors. The Company believes its current resources, together with the additional funds that may be available under the Note Agreement, will be sufficient to finance the commercial introduction of the Interactive Channel on several United States cable systems beginning in the third quarter 1996 and the further deployment and enhancement of the Interactive Channel during 1997, and to meet the Company's anticipated cash needs for working capital and other capital expenditures through the end of 1997. Thereafter, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may attempt to sell additional equity securities or incur additional debt.

NET OPERATING LOSS CARRYFORWARDS

     At December 31, 1995, IT had net operating loss carryforwards of approximately $28.8 million for United States income tax purposes, which begin to expire in 2003. The Internal Revenue Code of 1986 imposes limitations on the use of net operating loss carryforwards if certain stock ownership changes occur. As a result of the Merger, an ownership change occurred that will cause the Company's utilization of net operating losses to be limited to approximately $3.5 million in a given year.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     Lerch. On December 15, 1993, Marvin Lerch, the former Chief Executive Officer and a shareholder of Cableshare, and certain of his relatives who are also shareholders of Cableshare, commenced a legal proceeding in Ontario, Canada in the Ontario Court (General Division) against the Company and certain executive officers of the Company and a director of Cableshare on the grounds that the defendants took actions intended to depress the value of Cableshare to allow the Company to acquire the remainder of Cableshare at a favorable price. The plaintiffs seek, among other things, orders that certain actions by Cableshare's board are invalid; a declaration that Cableshare's board is incapable of managing its affairs due to conflicts of interest; an injunction against the Company from voting its Cableshare shares for three years; purchase by the defendants of the plaintiffs' Cableshare shares for Cdn $20 per share or exchange of the plaintiffs' Cableshare shares for shares of Common Stock of equal value; and damages in the amount of Cdn $8 million to compensate the plaintiffs for the reduced value of their Cableshare shares and damages in the amount of Cdn $6 million to compensate Mr. Lerch for the loss of certain Cableshare stock options. Cableshare disputes all of the claims, and no trial date has been set.

     On January 24, 1994, Mr. Lerch commenced a proceeding against Cableshare claiming a wrongful termination of Mr. Lerch's employment with Cableshare and seeking damages in the amount of Cdn $350,000. Cableshare has denied the claim. A seven day trial, before a judge, was completed on May 1, 1996. A decision by the judge is pending.

     Little. On May 17, 1994, William T. Little, a stockholder and former director of the Company, represented in a letter to the Company that a potential lawsuit existed by various convertible noteholders, alleging that they converted their notes based upon misrepresentations by the Company. In September 1995, Mr. Little subsequently claimed in writing that the Company offered to issue to Mr. Little, during the time he was serving as a director of the Company, 171,000 shares of Common Stock in consideration of his release of any claims related to such alleged misrepresentations. In addition, Mr. Little has claimed that the Company agreed to pay him approximately $81,000 relating to the conversion of certain convertible notes held by Mr. Little. The Company disputes all such claims by Mr. Little.

     Revenue Canada. Revenue Canada, the Canadian taxing authority, sent a notice of reassessment to Cableshare on June 10, 1993 which, if valid, could reduce Cableshare's investment tax credits by Cdn $1.9 million. Cableshare disputes such reassessment. In addition, Revenue Canada had demanded repayment from Cableshare of refundable tax credits paid for the 1988 fiscal year totaling Cdn $315,000, plus interest of Cdn $441,000 (totaling approximately $555,000 U.S.). Cableshare has provided for the demanded repayment, including interest, in its 1995 financial statements.

     Others. The Company has instituted litigation against Ameritech in the district court for Dallas County, Texas, alleging, among other claims, that Ameritech breached its agreement with the Company, that Ameritech converted property and business owned by the Company and that Ameritech breached its fiduciary responsibility to the Company.

     The Company is aware of certain claims against the Company and Cableshare that have not developed into litigation, or if they have, are dormant. Unnamed shareholders of Cableshare advised the Cableshare directors in June 1995 that they questioned certain of the directors' actions under Ontario law. Cableshare's attorney responded to the shareholders' substantive points and the shareholders have not taken further action. In June 1989, Barry Walker commenced a proceeding in Ontario, Canada against Cableshare claiming wrongful termination of Mr. Walker's employment with Cableshare and seeking damages in the amount of Cdn $560,000 plus interest and costs. Cableshare denied the claims and this matter has been inactive since at least June 1992.

     Further, the Company and Cableshare are parties to ordinary routine litigation incidental to their business, none of which is expected to have a material adverse effect on the Company's results of operations or financial condition.

Item 2 - Changes in Securities - not applicable

Item 3 - Defaults Upon Senior Securities - not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

       Source Media, Inc. held its Annual Meeting of Stockholders on May 22, 1996 ("Annual Meeting").

       Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement for the Annual Meeting.

       Briefly described below are the matters voted upon at the Annual Meeting and the number of votes for, against and abstaining with respect to such matters.

       Proposal to elect Timothy P. Peters to serve as a director of the Company for the ensuing year and until his successor is elected and qualified.


                           For                                 8,016,019
                           Against                                     0
                           Abstain or Authority Withheld          15,400

       Proposal to elect William S. Bedford to serve as a director of the Company for the ensuing year and until his successor is elected and qualified.

                           For                                   8,016,019
                           Against                                       0
                           Abstain or Authority Withheld            15,400

       Proposal to elect John J. Reed to serve as a director of the Company for the ensuing year and until his successor is elected and qualified.

                           For                                   8,016,019
                           Against                                       0
                           Abstain or Authority Withheld            15,400

       Proposal to elect David L. Kuykendall to serve as a director of the Company for the ensuing year and until his successor is elected and qualified.

                           For                                   8,015,519
                           Against                                       0
                           Abstain or Authority Withheld            15,900

       Proposal to elect Alan M. Flaherty to serve as a director of the Company for the ensuing year and until his successor is elected and qualified.

                           For                                   8,016,019
                           Against                                       0
                           Abstain or Authority Withheld            15,400

       Proposal to elect John F. Baring to serve as a director of the Company for the ensuing year and until his successor is elected and qualified.

                           For                                   8,019,019
                           Against                                       0
                           Abstain or Authority Withheld            12,400

       Proposal to elect Rhodric C. Hackman to serve as a director of the Company for the ensuing year and until his successor is elected and qualified.

                           For                                   8,019,519
                           Against                                       0
                           Abstain or Authority Withheld            11,900

       Proposal to elect Michael J. Marocco to serve as a director of the Company for the ensuing year and until his successor is elected and qualified.

                           For                                   8,016,019
                           Against                                       0
                           Abstain or Authority Withheld            15,400

       Proposal to elect James L. Greenwald to serve as a director of the Company for the ensuing year and until his successor is elected and qualified.

                           For                                   8,015,519
                           Against                                       0
                           Abstain or Authority Withheld            15,900

       Proposal to approve the 1995 Nonqualified Stock Option Plan for Non-Employee Directors:

                           For                                   6,570,863
                           Against                                  50,950
                           Abstain                                  22,563

       Proposal to amend the 1995 Performance Equity Plan:

                           For                                   6,581,370
                           Against                                  50,090
                           Abstain                                  12,916

       Proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the Company for the 1996 fiscal year:

                           For                                   8,009,765
                           Against                                   7,600
                           Abstain                                   5,054

Item 5 - Other Information - not applicable

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits:

         10.1 Sales Agency Agreement by and between The Reuben H. Donnelly Corporation and IT Network, Inc., dated May 20, 1996.

         10.2 License Agreement by and between WinStar New Media Co., Inc. and Source Media, Inc., dated June 6, 1996.

         11.1     Computation of Supplemental Earnings Per Share.

         27       Financial Data Schedule.

(b)      Reports on Form 8-K during the three months ended June 30, 1996.

         Form 8-K filed April 23, 1996 regarding charter affiliation agreement with Century Communications Corporation.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SOURCE MEDIA, INC.
                                             (Registrant)

Date:  August 12, 1996                      By: /s/ MICHAEL G. PATE
                                               ---------------------------------
                                               Michael G. Pate
                                               Chief Financial Officer and
                                               Treasurer
                                               (Principal Financial Officer and
                                               Duly Authorized Officer)

                                EXHIBIT INDEX


Exhibit
Number                           Description
- - ------                           -----------
  10.1     Sales Agency Agreement by and between The Reuben H. Donnelly
           Corporation and IT Network, Inc., dated May 20, 1996.

  10.2     License Agreement by and between WinStar New Media Co., Inc.
           and Source Media, Inc., dated June 6, 1996.

  11.1     Computation of Supplemental Earnings Per Share.

  27       Financial Data Schedule.
