Form 10-Q
period 1996-09-30
SOURCE MEDIA INC
filed 1996-11-12
CIK 900029

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                             FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1996

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

                      YES  X                        NO
                         -----                        -----


  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT NOVEMBER 8, 1996:  9,945,690

                               SOURCE MEDIA, INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

PART I. FINANCIAL INFORMATION

                                                                                                         Page Number
                                                                                                         -----------
         Item 1. Consolidated Financial Statements

                 Consolidated Balance Sheets (Unaudited)
                          September 30, 1996 and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . 3

                 Consolidated Statements of Operations (Unaudited)
                          Three and nine months ended
                          September 30, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

                 Consolidated Statements of Cash Flows (Unaudited)
                          Nine months ended September 30, 1996 and 1995. . . . . . . . . . . . . . . . . . . . 6

                 Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . 7

         Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

         Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . N/A

         Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . N/A

         Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . N/A

         Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . N/A

         Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                               SOURCE MEDIA, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                           DECEMBER 31,    SEPTEMBER 30,
                                                               1995             1996
                                                           -----------     ------------
ASSETS
Current assets:
   Cash and cash equivalents                                $17,479,223      $12,159,425
   Trade accounts receivable, less allowance
      for doubtful accounts                                   1,076,239        1,048,609
   Prepaid expenses and other current assets                    892,234          745,501
   Deferred expenses                                            889,393          768,167
                                                            -----------      -----------
Total current assets                                         20,337,089       14,721,702

Property and equipment:
   Production equipment                                       2,421,816        2,212,074
   Computer equipment                                           927,672        1,806,267
   Other equipment                                              960,446        1,922,863
   Furniture and fixtures                                       120,544          128,506
                                                            -----------      -----------
                                                              4,430,478        6,069,710

Accumulated depreciation                                      2,670,017        3,315,340
                                                            -----------      -----------
Net property and equipment                                    1,760,461        2,754,370

Intangible assets:
   Patents                                                    3,597,989        3,597,989
   Goodwill                                                   3,010,137        3,010,137
                                                            -----------      -----------
                                                              6,608,126        6,608,126

Accumulated amortization                                      4,510,434        5,283,936
                                                            -----------      -----------

other non-current assets                                              -          354,453
                                                            -----------      -----------
Total assets                                                $24,195,242      $19,154,715
                                                            ===========      ===========

                               SOURCE MEDIA, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                  (UNAUDITED)

                                                           DECEMBER 31,    SEPTEMBER 30,
                                                               1995             1996
                                                           -----------     ------------
Liabilities and Stockholders' Equity
Current liabilities:
   Trade accounts payable                                   $ 1,296,516      $   909,371
   Accrued payroll                                              258,734          213,049
   Other accrued liabilities                                  1,650,091        1,252,499
   Unearned income                                            4,724,957        4,507,523
   Current portion of capital lease obligations                 184,175          119,361
                                                            -----------      -----------
Total current liabilities                                     8,114,473        7,001,803

Long-term debt, net of discount                                       -        4,580,365
Capital lease obligations, less current portion                  35,039           38,407

Minority interests in consolidated subsidiaries               3,618,629        3,549,806
Note receivable and accrued interest from minority
   stockholder, net of discount of $178,866 and
   $147,580 in 1995 and 1996, respectively                     (610,175)        (652,721)
                                                            -----------      -----------
                                                              3,008,454        2,897,085

Stockholders' equity:
   Common stock, $.001 par value:
      Authorized shares - 50,000,000
       Issued shares - 10,303,605 and 10,316,605 in 1995
         and 1996, respectively                                  10,304           10,317
   Less treasury stock, at cost - 356,200 and 381,351 in
      1995 and 1996, respectively                            (3,515,563)      (3,757,641)
   Capital in excess of par value                            59,955,392       60,750,878
   Accumulated deficit                                      (43,076,663)     (52,245,061)
   Foreign currency translation                                 (34,619)          (8,507)
   Notes receivable and accrued interest
      from stockholders                                        (301,575)        (112,931)
                                                            -----------      -----------
Total stockholders' equity                                   13,037,276        4,637,055
                                                            -----------      -----------
Total liabilities and stockholders' equity                  $24,195,242      $19,154,715
                                                            ===========      ===========

See accompanying notes.

                               SOURCE MEDIA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED SEPT. 30,         NINE MONTHS ENDED SEPT. 30,
                                                                 1995            1996                1995            1996
                                                            =============================        =============================
Monetary revenues                                           $2,397,496       $1,819,422            $7,102,346      $6,405,778
Nonmonetary revenues                                         3,769,085        2,366,560            12,670,079       8,041,541
                                                            ---------------------------            --------------------------
  Total revenues                                             6,166,581        4,185,982            19,772,425      14,447,319

Monetary cost of sales                                       1,229,612          854,946             3,845,940       2,707,457
Nonmonetary cost of sales                                    3,769,085        2,366,560            12,670,079       8,041,541
                                                            ---------------------------            --------------------------
  Total cost of sales                                        4,998,697        3,221,506            16,516,019      10,748,998
                                                            ---------------------------            --------------------------
Gross profit                                                 1,167,884          964,476             3,256,406       3,698,321

Selling, general and administrative expenses                 1,874,761        3,111,836             5,860,516       8,081,441
Amortization of intangible assets                              257,834          257,835               773,503         773,503
Research and development expenses                            1,067,428        1,763,316             2,614,344       4,414,119
                                                            ---------------------------            --------------------------
                                                             3,200,023        5,132,987             9,248,363      13,269,063
                                                            ---------------------------            --------------------------

Operating loss                                              (2,032,139)      (4,168,511)           (5,991,957)     (9,570,742)

Interest expense                                                21,249          167,907               346,604         360,617
Interest income                                               (114,390)        (223,147)             (156,383)       (661,931)
Other (income) expense                                          (7,807)          (6,592)              (12,515)        (32,207)
Minority interest in earnings (losses) of consolidated
  subsidiaries                                                 244,984           40,501              (130,411)        (68,823)
Charges related to financing incentives                              0                -             1,581,250               -
                                                            ---------------------------            --------------------------

Net loss                                                    (2,176,175)      (4,147,180)           (7,620,502)     (9,168,398)

Preferred stock dividends                                            -                -               832,651               -

Net loss attributable to common stockholders               ($2,176,175)     ($4,147,180)          ($8,453,152)    ($9,168,398)
                                                            ===========================            ==========================

Net loss per common share                                       ($0.56)          ($0.42)               ($2.95)         ($0.92)
                                                            ===========================            ==========================

Weighted average common shares outstanding                   3,917,669        9,934,238             2,863,868       9,932,528
                                                            ===========================            ==========================

See accompanying notes

                               SOURCE MEDIA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                               1995              1996
                                                                          -------------------------------
OPERATING ACTIVITIES
Net loss                                                                    ($7,620,502)      ($9,168,398)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation                                                                 636,353           645,323
   Amortization of intangible assets                                            773,503           773,502
   Provision for losses on accounts receivable                                   89,475            86,983
   Minority interests in net losses                                            (130,411)          (68,823)
   Charges related to financing incentives                                    1,581,250                 -
   Other, net                                                                    (7,809)         (157,152)
Changes in operating assets and liabilities:
   Trade accounts receivable                                                   (136,192)          (59,353)
   Prepaid expenses and other current assets                                    110,927           146,733
   Deferred expenses                                                            (25,445)          121,226
   Trade accounts payable                                                       294,395          (387,145)
   Accrued payroll                                                               82,851           (45,685)
   Other accrued liabilities                                                     (2,072)          (70,786)
   Other accrued liabilities to related parties                                (166,263)                -
   Unearned income                                                             (375,557)         (217,434)
                                                                             ----------       -----------
Net cash used in operating activities                                        (4,895,497)       (8,401,009)

INVESTING ACTIVITIES
   Capital expenditures                                                        (196,598)       (1,449,213)
                                                                             ----------       -----------
Net cash used in investing activities                                          (196,598)       (1,449,213)

FINANCING ACTIVITIES
   Proceeds from issuance of debt and warrant                                 2,825,000         5,000,000
   Cash acquired in HBAC Merger                                               8,891,389                 -
   Payment of fees and expenses associated with Merger                       (1,135,159)                -
   Redemption of HBAC shares                                                   (527,220)                -
   Payments on debt                                                          (4,380,000)                -
   Payment of fees and expenses associated with Merger
      issuance of debt and warrant                                                    -          (393,891)
   Payments on capital lease obligations                                       (129,293)         (151,466)
   Proceeds from issuance of common stock                                       574,230            79,712
   Other                                                                              -           (30,043)
                                                                             ----------       -----------
Net cash provided by financing activities                                     6,118,947         4,504,312

Effect of exchange rate changes on cash and cash equivalents                    (33,105)           26,112
                                                                             ----------       -----------

Net increase (decrease) in cash and cash equivalents                            993,747        (5,319,798)
Cash and cash equivalents at beginning of period                                127,010        17,479,223
                                                                             ----------       -----------

Cash and cash equivalents at end of period                                   $1,120,757       $12,159,425
                                                                             ==========       ===========

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

2. Net Loss and Supplemental Net Loss per Common Share

         The computation of net loss per common share in each period is based on the weighted average number of common shares outstanding for each period, after the retroactive adjustment to reflect shares issued to the former common stockholders of IT Network, Inc. ("IT") in the merger of IT into a wholly-owned subsidiary of HB Communications Acquisition Corp. ("HBAC") (the "Merger") and the 1-for-2 reverse stock split that was effected on October 10, 1995. See Management's Discussion and Analysis of Financial Condition and Results of Operations herein and Note 1 to the audited consolidated financial statements for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for additional discussion of the Merger. Convertible securities and stock options are not included in the net loss per common share calculation for each period because they are anti-dilutive. The common stock held by HBAC stockholders prior to the Merger and the common stock issued upon the conversion of the preferred stock of IT into shares of common stock of the Company are included in the computation from the date of the Merger.

         Supplemental net loss per common share for the quarter ended September 30, 1995 was ($0.56). Supplemental net loss per common share for the nine months ended September 30, 1995 was ($2.08). Supplemental net loss per common share and supplemental weighted average common shares outstanding (3,917,669 for the quarter ended September 30, 1995 and 3,601,474 for the nine months ended September 30, 1995) are provided under the assumption the Merger took place at the beginning of the respective periods. Under this assumption, supplemental weighted average common shares outstanding include (1) common shares that would have been outstanding upon the conversion of IT's preferred shares, and (2) additional shares equal to that portion of the common shares held by HBAC stockholders assumed to have been issued in order to repay the portion of the $4.1 million of IT debt and related accrued interest outstanding during the respective periods. Supplemental net loss is computed as historical net loss less the impact of interest expense related to the portion of the $4.1 million of IT debt and related accrued interest outstanding during the respective periods and repaid with the proceeds from the Merger.

3. Long-Term Debt and Notes Payable

         On April 3, 1996, the Company issued a senior note (the "First Tranche Note") in the principal amount of $5.0 million and a warrant entitling the holder thereof to purchase 500,000 shares of the Company's common stock at a purchase price of $10.21 per share. Additional notes (the "Second Tranche Note") in the aggregate principal amount of up to $5.0 million may be issued on or before April 3, 1997 provided certain conditions are met. On September 30, 1996, the Company issued an additional senior note in the amount of $326,806 for the payment of interest on the First Tranche Note. This note has terms identical to the First Tranche Note. In connection with this transaction, if certain conditions are met and the Company elects to issue the Second Tranche Note, the Company will be obligated to issue a second warrant entitling the holder to purchase up to an additional 500,000 shares of the Company's common stock at a purchase price of $10.21 per share. All notes issued in connection with this transaction are due on March 31, 2001 and bear interest at the rate of 13% per annum through March 31, 1998 and 12% thereafter. On March 31, 2000, the Company must make a prepayment of the notes equal to 33.33% of the then outstanding principal (together with interest accrued to date on such principal amount). Through March 31, 1998, at the option of the Company, interest payments may be made through the issuance of additional notes. The notes are secured by a lien on all of the Company's assets, including its shares of stock of its majority-owned subsidiary, Cableshare Inc. ("Cableshare"), an Ontario, Canada corporation, and a licensing agreement with Cableshare. Except for the required prepayment described above, the note agreement provides for a prepayment penalty and customary covenants and events of default. The warrants contain standard anti-dilution provisions. The Company also granted the holders of the warrants demand and "piggyback" registration rights covering the shares of the Company's common stock issuable upon exercise of the warrants.

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

4. Stock Options, Employee Stock Purchase Plan and Shares Reserved For
Conversion

         During July 1996, the Board of Directors of the Company adopted the Employee Stock Purchase Plan (the "Plan"), subject to approval by the Company's stockholders at the 1997 annual meeting. Under the Plan, eligible employees may purchase shares of the Company's common stock at a discount through voluntary monthly payroll deductions, beginning in September 1996. In connection with the Plan, the Company has set aside 100,000 shares of Common Stock held in treasury.

         During June and July 1996, the Board of Directors granted 665,000 stock options to certain officers and managers of the Company under the terms of the 1995 Performance Equity Plan at exercise prices ranging from $8.28 per share to $10.50 per share.

5. Contingencies

         In January 1994, a former officer and director and significant stockholder of Cableshare, and certain of his relatives, who are also stockholders of Cableshare, filed a lawsuit in Ontario, Canada in the Ontario Court (General Division) against the Company and several of its officers individually, two of whom have served on the Board of Directors of Cableshare. The plaintiffs are seeking, among other things, Cdn $8,000,000 in damages for reduced value of their holdings of Cableshare stock allegedly caused by the actions of the defendants and Cdn $6,000,000 in damages for losses of stock options allegedly caused by the actions of the defendants. No trial date has been set.

         In addition, in January 1994, the former officer and director of Cableshare also filed a claim of wrongful termination seeking Cdn $350,000 in damages. A seven day trial, before a judge, was completed on May 1, 1996. A decision by the judge is pending. Although the ultimate outcome of these actions cannot be determined at this time, management believes they will not have a material impact on the consolidated financial condition or results of operations of the Company.

         William T. Little, a stockholder and former director of the Company, has represented in letters to the Company that a potential lawsuit existed by various convertible noteholders, alleging that they converted their notes based upon misrepresentations by the Company. Mr. Little claims that the Company offered to issue to Mr. Little, during the time he was serving as a director of the Company, 171,000 shares of Common Stock in consideration of his release of any claims related to such alleged misrepresentations. In addition, Mr. Little has claimed that the Company agreed to pay him approximately $81,000 relating to the conversion of certain convertible notes held by Mr. Little. The Company disputes all such claims by Mr. Little.

The Company is party to ordinary routine litigation and other claims incidental to its business, none of which is expected to have a material adverse effect on the Company's results of operations or financial position.

6. Proposed Acquisition

         The Company and Cableshare executed a letter of intent on August 30, 1996, which was amended on October 31, 1996, pursuant to which Cableshare stockholders would exchange the shares of Cableshare they currently hold for exchangeable shares of Cableshare representing the right to receive common stock of the Company and entitling the holder to certain voting and dividend rights with respect to the common stock of the Company. It is currently anticipated that the acquisition would be accomplished through a Plan of Arrangement. Although the Company has reached an agreement in principle with the Special Committee of Cableshare's board of directors, the transaction is still subject to approval by applicable Canadian governmental authorities and Cableshare's stockholders other than the Company.

7. Subsequent Event

         In October 1996, the Company acquired certain audiotext servicing assets from The Reuben H. Donnelly Corporation ("Donnelly") for an aggregate purchase price of $750,000. In connection therewith, the Company executed a services agreement with a three year minimum term. Under the terms of the agreement, Donnelly is obligated to pay the Company a minimum of $3.2 million over the term of the agreement and the Company is assuming Donnelly's operating responsibilities for its audiotext business.

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

THE COMPANY

         The Company is a provider of information and services to consumers through the television and telephone. In September 1996 in Colorado Springs, Colorado, the Company commercially introduced the Interactive Channel, its on-line television programming service which provides a range of on-demand information and services to subscribers utilizing cable television and telephone lines. For the past eight years, the Company has been delivering audiotext information to consumers through the touch-tone telephone. Through its On-Line Telephone Business, the Company provides consumers with information on demand, such as news, weather and sports, together with topical information for health, legal and other matters of consumer interest. The financial results discussed below reflect the operations of the Company's On-Line Telephone Business and general, development, advertising and promotion expenses related to the Interactive Channel and the Company's recently discontinued on-line personal computer services and do not purport to give an accurate indication of the Company's future results of operations in light of the anticipated market expansion of the Interactive Channel.

         The Company has earned monetary revenues through advertising sponsorships in the Network Guide, a product of its On-Line Telephone Business, which are recorded as unearned income when billed and recognized on a straight-line basis as earned over the terms of the respective contracts (which are typically from 3 to 12 months). The Company also has earned monetary revenues from sales of audiotext services, principally its Consumer Tips service, to certain of the Regional Bell Operating Companies ("RBOCs") or other publishers of Yellow Pages directories. In the future, the Company believes a significant portion of its monetary revenues will be generated from Interactive Channel fees generated on a per subscriber basis.

         Historical revenues generated from the On-Line Telephone Business have been predominantly nonmonetary. In each of its markets, the Company has entered into nonmonetary barter agreements with local television and radio stations. These media sponsors provide the Company with advertising time on their stations and update local news, weather and sports programming on the On-Line Telephone Business in exchange for promotional messages on the On-Line Telephone Business and print advertisements in the Company's Network Guide. Revenues and cost of sales associated with these nonmonetary barter transactions are included in the Company's consolidated statements of operations at the estimated fair value of the on-air advertisements and information content provided to the Company by media sponsors. The amount of nonmonetary revenues has declined in 1996 because of the cancellation of agreements with Southwestern Bell Yellow Pages, Inc. ("Southwestern Bell") and Ameritech Publishing, Inc. ("Ameritech") and the decision by the Company to reduce the amount of space devoted to information provided by media sponsors in the Network Guide.

         The Company owns a majority interest in Cableshare Inc. ("Cableshare"), an Ontario, Canada corporation which licenses to the Company patented technology utilized by the Company in connection with the Interactive Channel and provides research and development services to the Company. The Company's consolidated results of operation and financial condition include Cableshare.

         The Company and Cableshare executed a letter of intent on August 30, 1996 pursuant to which Cableshare stockholders would exchange the shares of Cableshare they currently hold for exchangeable shares of Cableshare representing the right to receive common stock of the Company and entitling the holder to certain voting and dividend rights with respect to the common stock of the Company. It is currently anticipated that the acquisition would be accomplished through a Plan of Arrangement. Although the Company has reached an agreement in principle with the Special Committee of Cableshare's board of directors, the transaction is still subject to approval by applicable Canadian governmental authorities and Cableshare's stockholders other than the Company.

         On June 23, 1995, IT Network, Inc. ("IT") merged with a wholly-owned subsidiary of HB Communications Acquisition Corp. ("HBAC") (the "Merger"). Pursuant to the Merger, the outstanding common stock and preferred stock of IT was converted into common stock of HBAC. The results of operations and financial position of the Company for periods and dates prior to the Merger are the historical results of operations and financial position of IT for such periods and dates. For accounting and financial reporting purposes, the Company has reflected in its consolidated financial statements the assets, liabilities and equity of IT at their historical book values. Additionally, where applicable, all historical information has been restated to reflect a 1-for-2 reverse stock split that was effected on October 10, 1995.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 and 1995

         Monetary revenues declined 24 percent to $1.8 million for the quarter ended September 30, 1996 from $2.4 million for the quarter ended September 30, 1995. The net decline of $578,000 included declines of $476,000 attributable to the Network Guide product and $274,000 attributable to the Company's Consumer Tips service. These declines were partially offset by increases of $143,000 in revenues attributable to product development trials of the Interactive Channel and Cableshare technology and $29,000 related to the Company's other audiotext services and the Company's recently discontinued on-line personal computer services.

         The decline in Network Guide monetary revenues primarily reflects the termination of distribution of the Network Guide in 12 designated market areas ("DMAs"), eight of which are located within the Southwestern Bell region.
Total Network Guide revenues within the twelve terminated DMAs were $119,000 for the quarter ended September 30, 1996 and $523,000 for the quarter ended September 30, 1995. Additionally, there was a net decline in Network Guide monetary revenues among the Company's 48 other DMAs, primarily reflecting lower sales of advertising contracts associated with distribution uncertainties in the Ameritech region.

         Until February 1, 1996, the Company published the Network Guide in Yellow Pages directories in certain DMAs within the Ameritech region and produced the related audiotext messages in exchange for a share of the Network Guide revenues generated in those DMAs. As described previously, the Company's agreement with Ameritech was terminated by Ameritech, and the Network Guide has not been included in any Ameritech Yellow Pages directories published after September 1996. Accordingly, the Company expects Network Guide revenues to decline in those Ameritech DMAs in 1996 and to end completely in the third quarter of 1997 due to the conclusion of revenue from Network Guide contracts in effect prior to the termination of the Ameritech agreement. Total monetary revenues for both the Network Guide and Consumer Tips products in the Ameritech region were $348,000 for the quarter ended September 30, 1996 and $754,000 for the quarter ended September 30, 1995. The Company expects to partially offset such revenue declines in future periods with revenues generated through (i) its recently-signed sales agency agreement with The Reuben H. Donnelly Corporation ("Donnelly") to sell the Network Guide in Yellow Pages published by Donnelly in four top-100 DMAs in the mid-Atlantic region and (ii) its recently-completed purchase of certain assets from Donnelly and a related audiotext service contract with Donnelly under which the Company will provide audiotext services and sell the Network Guide in Yellow Pages published by Donnelly in seven top-100 DMAs located throughout the United States.

         The decline in Consumer Tips revenues is the result of the termination of the Company's agreement with Ameritech by Ameritech. Consumer Tips revenues in the Ameritech region ended completely in the second quarter of 1996.

         Nonmonetary revenues and nonmonetary cost of sales declined 37 percent to $2.4 million for the quarter ended September 30, 1996 from $3.8 million for the quarter ended September 30, 1995. Substantially all of this $1.4 million decline in nonmonetary revenues and nonmonetary cost of sales occurred because of the termination of distribution agreements in certain DMAs and because, in other DMAs, the Company reduced the amount of space devoted to information provided by media sponsors in its Network Guide and, accordingly, renewed its barter contracts with such media sponsors for lesser amounts of promotional advertising. In light of the cancellation by Southwestern Bell and Ameritech of their agreements with the Company, the Company expects its nonmonetary revenues and nonmonetary cost of sales to decline substantially in future periods. The Company expects to partially offset such nonmonetary revenue declines in future periods with nonmonetary revenues generated in association with a recently-signed sales agency agreement with Donnelly.

         Monetary cost of sales declined 30 percent to $855,000, or 47 percent of monetary revenues, for the quarter ended September 30, 1996 from $1.2 million, or 51 percent of monetary revenues, for the quarter ended September 30, 1995. In certain RBOC regions, the Company has operated under comprehensive Network Guide agreements whereby the Company has agreed to share a portion of its advertising revenues with the RBOC in return for pages in the RBOC's Yellow Pages directories and use of the RBOC's audiotext equipment and telephone lines. Consequently, as DMAs become governed by such an agreement, the Company's monetary cost of sales reflects increasing revenue sharing expense and declining Yellow Pages purchase expense and telephone line charges in such RBOC region. Monetary cost of sales for the third quarters of 1996 and 1995, respectively, was primarily comprised of (i) revenue sharing expenses associated with Network Guide agreements with Ameritech, DonTech and BellSouth of $474,000 and $515,000, respectively, an eight percent decline, reflecting lower monetary revenues in those RBOC regions, (ii) operations personnel salaries of $119,000 and $145,000, respectively, an 18 percent decline, (iii) Yellow Pages purchase expenses of $111,000 and $307,000, respectively, a 64 percent decline, reflecting the discontinuation of distribution in all eight DMAs within the Southwestern Bell region as well as lower Yellow Pages prices and the Company's decision to purchase fewer pages in the Pacific Bell region, and (iv) telephone line charges of $64,000 and $98,000, respectively, a 35 percent decline, primarily reflecting fewer DMAs in the Southwestern Bell region.

         Selling, general and administrative expenses, including amortization of intangible assets increased 58 percent to $3.4 million for the quarter ended September 30, 1996 from $2.1 million for the quarter ended September 30, 1995. This increase resulted primarily from increased subscriber acquisition costs associated with the commercial introduction of the Company's Interactive Channel. These costs included items such as advertising agency creative fees, television production costs of commercials and an infomercial, and direct mail and newspaper advertising expenses.

         Research and development expenses increased 65 percent to $1.8 million for the quarter ended September 30, 1996 from $1.1 million for the quarter ended September 30, 1995. This increase occurred due to (i) the addition of personnel by the Company and by Cableshare to support business development activities as well as to continue the development of cable converter boxes which will be deployed in Interactive Channel subscriber households, (ii) the continued modification of the Cableshare on-line television technology to operate on a UNIX-based platform which increases the speed and capacity of the Interactive Channel headend equipment, (iii) the continued development of a Windows-based media presentation workstation that could be used by the Company and others to create and edit programming for the Interactive Channel, and (iv) other related development activities associated with the commercial introduction of the Interactive Channel.

         Other. Net interest income was $55,000 for the quarter ended September 30, 1996 compared with $93,000 for the quarter ended September 30, 1995, reflecting higher interest expense incurred as a result of the Company's issuance of senior secured notes in April 1996.

Nine Months Ended September 30, 1996 and 1995

         Monetary revenues declined 10 percent to $6.4 million for the nine months ended September 30, 1996 from $7.1 million for the nine months ended September 30, 1995. The net decline of $697,000 included declines of $1.1 million attributable to the Network Guide product and $676,000 attributable to the Company's Consumer Tips service. These declines were partially offset by increases of $794,000 in revenues related to product development trials of the Interactive Channel and license fees, and $250,000 in revenues related to the Company's other audiotext services and recently discontinued on-line personal computer services. The decline in Network Guide monetary revenues primarily reflects the termination of distribution in twelve DMAs, eight of which are located within the Southwestern Bell region. Total Network Guide revenues within the twelve terminated DMAs were $601,000 for the nine months ended September 30, 1996 and $1.5 million for the nine months ended September 30, 1995.

         Additionally, there was a net decline in Network Guide monetary revenues among the Company's 48 other DMAs, primarily reflecting lower sales of advertising contracts associated with distribution uncertainties relating to the termination of the Ameritech agreement. As previously discussed, because of the termination of the Company's agreement with Ameritech, the Company expects revenues to decline in those Ameritech DMAs in 1996 and to end completely in the third quarter of 1997 due to the conclusion of revenue from Network Guide contracts in effect prior to the termination of the Ameritech agreement. The decline in Consumer Tips revenues is also the result of the termination of the Company's agreement with Ameritech by Ameritech, and Consumer Tips revenues in the Ameritech region ended completely in the second quarter of 1996. Total monetary revenues for both the Network Guide and Consumer Tips products in the Ameritech region were $1.4 million for the nine months ended September 30, 1996 and $2.3 million for the nine months ended September 30, 1995. The Company expects to partially offset such revenue declines in future periods with revenues generated through (i) its recently-signed sales agency agreement with Donnelly to sell the Network Guide in Yellow Pages published by Donnelly in four top-100 DMAs in the mid-Atlantic region and (ii) its recently-completed purchase of certain assets from Donnelly and a related audiotext service contract with Donnelly under which the Company will provide audiotext services and sell the Network Guide in Yellow Pages published by Donnelly in seven top-100 DMAs located throughout the United States.

         The increase in interactive television revenues in the first nine months of 1996 compared with the same period in 1995 reflects a portion of the license paid to Cableshare by GTE Corporation and GTE MainStreet (collectively "GTE") for the use of Cableshare's United States patents as part of an agreement entered into in April 1996 to end litigation between Cableshare and GTE as well as certain hardware and software sales to a third party related to a trial of Interactive Channel technology.

         Nonmonetary revenues and nonmonetary cost of sales declined 37 percent to $8.0 million for the nine months ended September 30, 1996 from $12.7 million for the nine months ended September 30, 1995. Substantially all of this $4.7 million decline in nonmonetary revenues and nonmonetary cost of sales occurred because of the termination of distribution agreements in the seven DMAs previously discussed and because, in other DMAs, the Company reduced the amount of space devoted to information provided by media sponsors in its Network Guide and, accordingly, renewed its barter contracts with such media sponsors for lesser amounts of promotional advertising. In light of the cancellation by Southwestern Bell and Ameritech of their agreements with the Company, the Company expects its nonmonetary revenues and nonmonetary cost of sales to decline substantially in future periods. The Company expects to partially offset such nonmonetary revenue declines in future periods with nonmonetary revenues generated in association with its recently-signed sales agency agreement with Donnelly.

         Monetary cost of sales declined 30 percent to $2.7 million, or 42 percent of monetary revenues, for the nine months ended September 30, 1996 from $3.8 million, or 54 percent of monetary revenues, for the nine months ended September 30, 1995. In certain RBOC regions, the Company has operated under comprehensive Network Guide agreements whereby the Company has agreed to share a portion of its advertising revenues with the RBOC in return for pages in the RBOC's Yellow Pages directories and use of the RBOC's audiotext equipment and telephone lines. As DMAs become governed by such an agreement, the Company's monetary cost of sales reflects increasing revenue sharing expense and declining Yellow Pages purchase expense and telephone line charges in such RBOC regions. Monetary cost of sales for the first nine months of 1996 and 1995, respectively, was primarily comprised of (i) revenue sharing expenses associated with Network Guide agreements with Ameritech, DonTech and BellSouth of $1.4 million and $1.6 million, respectively, a nine percent decline, reflecting lower monetary revenues in those RBOC regions, (ii) Yellow Pages purchase expenses of $394,000 and $1,005,000, respectively, a 61 percent decline, reflecting the discontinuation of distribution in all eight DMAs within the Southwestern Bell region as well as lower Yellow Pages prices and the Company's decision to purchase fewer pages in the Pacific Bell region,

(iii) operations personnel salaries of $374,000 and $446,000, respectively, a 16 percent decline, (iv) telephone line charges of $195,000 and $286,000, respectively, a 32 percent decline, primarily reflecting fewer DMAs in the Southwestern Bell region, and (v) satellite transmission charges of $122,000 and $271,000, respectively, a 55 percent decline.

         Selling, general and administrative expenses, including amortization of intangible assets increased 33 percent to $8.9 million for the nine months ended September 30, 1996 from $6.6 million for the nine months ended September 30, 1995. This increase resulted primarily from increased subscriber acquisition costs such as advertising agency creative fees, television production costs of commercials and an infomercial, and direct mail and newspaper advertising expenses associated with the commercial introduction of the Interactive Channel as well as $655,000 of increased expenses associated with the Company's recently discontinued on-line personal computer services.

         Research and development expenses increased 69 percent to $4.4 million for the nine months ended September 30, 1996 from $2.6 million for the nine months ended September 30, 1995. This increase occurred due to (i) the addition of personnel by the Company and by Cableshare to support business development activities as well as to continue the development of cable converter boxes which will be deployed in Interactive Channel subscriber households, (ii) the continued modification of the Cableshare on-line television technology to operate on a UNIX-based platform which increases the speed and capacity of the Interactive Channel headend equipment, (iii) the continued development of a Windows-based media presentation workstation that could be used by the Company and others to create and edit programming for the Interactive Channel, and (iv) other related development activities associated with the commercial introduction of the Interactive Channel.

         Other. Net interest income was $301,000 for the nine months ended September 30, 1996 compared with net interest expense of $190,000 for the nine months ended September 30, 1995, reflecting interest earned on the proceeds from a public offering of the Company's common stock in December 1995. Charges related to financing incentives for the nine months ended September 30, 1995 included $1.6 million related to the issuance of warrants in January and May 1995 in connection with a bridge financing which provided the Company with operating funds to the point of the Merger.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has experienced substantial operating losses and net losses as a result of its efforts to develop, deploy and support its On-Line Telephone Business and to develop and conduct trials of the Interactive Channel. As of September 30, 1996, the Company had an accumulated deficit of approximately $52.2 million and had used cumulative net cash in operations of $33.1 million. The difference at September 30, 1996 between the accumulated deficit since inception and cumulative net cash used in operations since inception was attributable to (i) $15.5 million associated with nonmonetary charges related to financing incentives, write-down of intangible assets, depreciation and amortization and other non-cash expenses and (ii) $3.6 million reflecting unearned income, accounts payable and accrued liabilities in excess of accounts receivable, prepaid expenses and inventory. The Company expects to continue to incur negative cash flow from operating activities at least through 1997.

         The Company's primary source of liquidity is its cash and cash equivalents, which totaled $12.2 million at September 30, 1996. Since its inception, the Company has financed its operations primarily through an aggregate $50.4 million from various financing activities, including the incurrence of debt and issuance of common and preferred stock. In June 1995, the Company consummated the Merger whereby $7.2 million of cash, net of redemptions and expenses, became available to the Company. In connection with the Merger, $4.1 million of debt, and accrued interest thereon, was retired and all of the Company's preferred stock was converted into common stock. In December 1995, the Company completed a public offering of 2,350,000 shares of Common Stock for net proceeds of $21,850,000, of which the Company used approximately $3.0 million to repurchase shares of Common Stock from a stockholder.

         On April 3, 1996, the Company issued a senior note (the "First Tranche
Note") in the   principal amount of $5.0 million and a warrant entitling the holder thereof to purchase 500,000 shares of the Company's common stock at a purchase price of $10.21 per share. Additional notes (the "Second Tranche Note") in the aggregate principal amount of up to $5.0 million may be issued on or before April 3, 1997 provided certain conditions are met. On September 30, 1996, the Company issued an additional senior note in the amount of $326,806 for the payment of interest on the First Tranche Note. This note has terms identical to the First Tranche Note. In connection with this transaction, if certain conditions are met and the Company elects to issue the Second Tranche Note, the Company will be obligated to issue a second warrant entitling the holder to purchase up to an additional 500,000 shares of the Company's common stock at a purchase price of $10.21 per share. All notes issued in connection with this transaction are due on March 31, 2001 and bear interest at the rate of 13% per annum through March 31, 1998 and 12% thereafter. On March 31, 2000, the Company must make a prepayment of the notes equal to 33.33% of the then outstanding principal (together with interest accrued to date on such principal amount). Through March 31, 1998, at the option of the Company, interest payments may be made through the issuance of additional notes. The notes are secured by a lien on all of the Company's assets, including its shares of stock of its majority-owned subsidiary, Cableshare Inc. ("Cableshare"), an Ontario, Canada corporation, and a licensing agreement with Cableshare. Except for the required prepayment described above, the note agreement provides for a prepayment penalty and customary covenants and events of default. The warrants contain standard anti-dilution provisions. The Company also granted the holders of the warrants demand and "piggyback" registration rights covering the shares of the Company's common stock issuable upon exercise of the warrants.

         During the remaining three months of 1996, the Company intends to invest at least $600,000 in additional property and equipment, primarily related to the introduction of the Interactive Channel. During February and July 1996, the Company caused the issuance of letters of credit totaling approximately $1.4 million to an Asian manufacturer in connection with the production of cable television set-top boxes. As of September 30, 1996, approximately $477,000 was payable under these letters of credit, which the Company expects to pay prior to December 31, 1996.

         In connection with the proposed Cableshare transaction, the Company anticipates paying approximately $500,000 in legal, printing and other transaction costs.

         In February 1996, the Company entered into an agreement with Cableshare which grants to the Company the exclusive right to market Cableshare's patents and software in the development and operation of the Interactive Channel for a one-year period, renewable annually upon mutual agreement of the parties. The license also commits Cableshare to develop a new set-top box, a UNIX-based platform and user-friendly applications and production system. The Company is obligated to pay $4.75 million for the development projects, all of which has been paid as of October 15, 1996. Cableshare will also receive a payment for the equipment sold as a result of the Company's marketing of the Interactive Channel. The new license replaces the Company's obligations under the previous license to make payments and achieve certain subscriber levels. On October 31, 1996, the Company extended the agreement through May 1997, and agreed to purchase a minimum of $300,000 of development services per month from Cableshare commencing November 1, 1996.

         The Company's future capital requirements will depend on many factors, including, but not limited to, (i) the success and timing of the development, introduction and deployment of the Interactive Channel, (ii) the operating results of its On-Line Telephone Business, (iii) the levels of advertising required to attain a competitive position in the marketplace for its products,
(iv) the extent of market acceptance of such products, (v) the funds required by Cableshare and the Company to fund their costs of litigation, and (vi) competitive factors. The Company believes its current resources, together with the additional funds that may be available under the Senior Note Agreement, will be sufficient to finance the commercial introduction of the Interactive Channel on several United States cable systems, including the Colorado Springs system which was launched in September 1996, and the further enhancement of the Interactive Channel during 1997, and to meet the Company's anticipated cash needs for working capital and other capital expenditures through the end of 1997. However, the Company does not believe that these sources of funds will be sufficient to allow the Company to further expand the Interactive Channel beyond those several United States cable systems nor pursue other strategic and programming initiatives should the opportunity arise in 1997. Furthermore, there can be no assurances that additional funds will be available under the Senior Note Agreement. Accordingly, the Company anticipates that it may attempt to sell additional equity securities or incur additional debt in the first half of 1997.

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

         Little. William T. Little, a stockholder and former director of the Company, has represented in letters to the Company that a potential lawsuit existed by various convertible noteholders, alleging that they converted their notes based upon misrepresentations by the Company. Mr. Little claims that the Company offered to issue to Mr. Little, during the time he was serving as a director of the Company, 171,000 shares of Common Stock in consideration of his release of any claims related to such alleged misrepresentations. In addition, Mr. Little has claimed that the Company agreed to pay him approximately $81,000 relating to the conversion of certain convertible notes held by Mr. Little. The Company disputes all such claims by Mr. Little.

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

         Others. The Company has instituted litigation against Ameritech in the district court for Dallas County, Texas, alleging, among other claims, that Ameritech breached its agreement with the Company, that Ameritech converted property and business owned by the Company and that Ameritech breached its fiduciary responsibility to the Company. The case is presently involved with preliminary proceedings.

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

Item 4 - Submission of Matters to a Vote of Security Holders - not applicable

Item 5 - Other Information - not applicable

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits:

         *10.1 Services Agreement dated October 21, 1996 by and between The Reuben H. Donnelly Corporation and IT Network, Inc.

          11.1   Computation of Supplemental Loss Per Common Share

          27     Financial Data Schedule

(b) Reports on Form 8-K during the three months ended September 30, 1996 - not applicable

--------------
* Confidential treatment has been requested for certain portions of this Exhibit. Accordingly, those portions have been omitted from the filed copy and filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          SOURCE MEDIA, INC.
                                            (Registrant)

Date:  November 8, 1996                   By: /s/ Michael G. Pate
                                             ----------------------------
                                              Michael G. Pate
                                              Chief Financial Officer and
                                              Treasurer
                                              (Principal Financial Officer and
                                              Duly Authorized Officer)

EXHIBIT
NUMBER                        INDEX TO EXHIBITS
-------                       -----------------

*10.1 Services Agreement dated October 21, 1996 by and between The Reuben H. Donnelley Corporation and IT Network, Inc.

 11.1          Computation of Supplemental Loss Per Common Share

 27            Financial Data Schedule

---------

* Confidential treatment has been requested for certain portions of this Exhibit. Accordingly, those portions have been omitted from the filed copy and filed separately with the Securities and Exchange Commission.