Form 10-Q/A
period 1996-09-30
SOURCE MEDIA INC
filed 1996-12-05
CIK 900029

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A


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

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

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
                                                            ===========      ===========

See accompanying notes.

                               SOURCE MEDIA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                            THREE MONTHS ENDED SEPT. 30,         NINE MONTHS ENDED SEPT. 30,
                                                                 1995            1996                1995            1996
                                                            =============================        =============================
Monetary revenues                                           $2,397,496       $1,819,422            $7,102,346      $6,405,778
Nonmonetary revenues                                         3,769,085        2,366,560            12,670,079       8,041,541
                                                            ---------------------------            --------------------------
  Total revenues                                             6,166,581        4,185,982            19,772,425      14,447,319

Monetary cost of sales                                       1,229,612          854,946             3,845,940       2,707,457
Nonmonetary cost of sales                                    3,769,085        2,366,560            12,670,079       8,041,541
                                                            ---------------------------            --------------------------
  Total cost of sales                                        4,998,697        3,221,506            16,516,019      10,748,998
                                                            ---------------------------            --------------------------
Gross profit                                                 1,167,884          964,476             3,256,406       3,698,321

Selling, general and administrative expenses                 1,874,761        3,111,836             5,860,516       8,081,441
Amortization of intangible assets                              257,834          257,835               773,503         773,503
Research and development expenses                            1,067,428        1,763,316             2,614,344       4,414,119
                                                            ---------------------------            --------------------------
                                                             3,200,023        5,132,987             9,248,363      13,269,063
                                                            ---------------------------            --------------------------

Operating loss                                              (2,032,139)      (4,168,511)           (5,991,957)     (9,570,742)

Interest expense                                                21,249          167,907               346,604         360,617
Interest income                                               (114,390)        (223,147)             (156,383)       (661,931)
Other (income) expense                                          (7,807)          (6,592)              (12,515)        (32,207)
Minority interest in earnings (losses) of consolidated
  subsidiaries                                                 244,984           40,501              (130,411)        (68,823)
Charges related to financing incentives                              0                -             1,581,250               -
                                                            ---------------------------            --------------------------

Net loss                                                    (2,176,175)      (4,147,180)           (7,620,502)     (9,168,398)

Preferred stock dividends                                            -                -               832,651               -

Net loss attributable to common stockholders               ($2,176,175)     ($4,147,180)          ($8,453,152)    ($9,168,398)
                                                            ===========================            ==========================

Net loss per common share                                       ($0.56)          ($0.42)               ($1.48)         ($0.92)
                                                            ===========================            ==========================

Weighted average common shares outstanding                   3,917,669        9,934,238             5,727,735       9,932,528
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


         Supplemental net loss per common share for the quarter ended September 30, 1995 was ($0.28). Supplemental net loss per common share for the nine months ended September 30, 1995 was ($1.04). Supplemental net loss per common share and supplemental weighted average common shares outstanding (7,835,338 for the quarter ended September 30, 1995 and 7,202,947 for the nine months ended September 30, 1995) are provided under the assumption the Merger took place at the beginning of the respective periods. Under this assumption, supplemental weighted average common shares outstanding include (1) common shares that would have been outstanding upon the conversion of IT's preferred shares, and (2) additional shares equal to that portion of the common shares held by HBAC stockholders assumed to have been issued in order to repay the portion of the $4.1 million of IT debt and related accrued interest outstanding during the respective periods. Supplemental net loss is computed as historical net loss less the impact of interest expense related to the portion of the $4.1 million of IT debt and related accrued interest outstanding during the respective periods and repaid with the proceeds from the Merger.

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

         The Company and Cableshare executed an Arrangement Agreement on November 13, 1996 pursuant to which Cableshare stockholders would exchange the shares of Cableshare they currently hold for exchangeable shares of Cableshare representing the right to receive common stock of the Company and entitling the holder to certain voting and dividend rights with respect to the common stock of the Company. The transaction is still subject to approval by applicable Canadian governmental authorities and Cableshare's stockholders other than the Company.

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

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


     Monetary revenues declined 10 percent to $6.4 million for the nine months ended September 30, 1996 from $7.1 million for the nine months ended September 30, 1995. The net decline of $697,000 included declines of $1.1 million attributable to the Network Guide product and $676,000 attributable to the Company's Consumer Tips service. These declines were partially offset by increases of $794,000 in interactive television revenues related to product development trials of the Interactive Channel and license fees, and $250,000 in revenues related to Source's other audiotext services and recently discontinued on-line personal computer services. The decline in Network Guide monetary revenues primarily reflects the termination of distribution in twelve DMAs, eight of which are located within the Southwestern Bell region. Total Network Guide revenues within the twelve terminated DMAs were $601,000 for the nine months ended September 30, 1996 and $1.5 million for the nine months ended September 30, 1995.



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



     The increase in interactive television revenues in the first nine months of 1996 compared with the same period in 1995 reflects a portion of the license paid to Cableshare by GTE for the use of Cableshare's United States patents as part of an agreement entered into in early 1996 to end litigation between Cableshare and GTE as well as certain hardware and software sales to a third party related to a trial of Interactive Channel technology.



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



     Monetary cost of sales declined 30 percent to $2.7 million, or 42 percent of monetary revenues, for the nine months ended September 30, 1996 from $3.8 million, or 54 percent of monetary revenues, for the nine months ended
September 30, 1995. In certain RBOC regions, the Company has operated under comprehensive Network Guide agreements whereby the Company has agreed to share a portion of its advertising revenues with the RBOC in return for pages in the RBOC's Yellow Pages directories and use of the RBOC's audiotext equipment and telephone lines. As DMAs become governed by such an agreement, the Company's monetary cost of sales reflects increasing revenue sharing expense and declining Yellow Pages purchase expense and telephone line charges in such RBOC regions. Monetary costs of sales for the first nine months of 1996 and 1995, respectively, was primarily comprised of (i) revenue sharing expenses associated with Network Guide agreements with Ameritech, DonTech (a joint venture of Donnelly and Ameritech) and BellSouth of $1.4 million and $1.6 million, respectively, a nine percent decline, reflecting lower monetary revenues in those RBOC regions, (ii) Yellow Pages purchase expenses of $394,000 and $1,005,000, respectively, a 61 percent decline, reflecting the discontinuation of distribution in all eight DMAs within the Southwestern Bell region as well as lower Yellow Pages prices and Source's decision to purchase fewer pages in the Pacific Bell region, (iii) operations personnel salaries of $374,000 and $446,000, respectively, a 16 percent decline, (iv) telephone line charges of $195,000 and $286,000, respectively, a 32 percent decline, primarily reflecting fewer DMAs in the Southwestern Bell region, and (v) satellite transmission charges of $122,000 and $271,000, respectively, a 55 percent decline. As a result of the cancellation of its agreement with Southwestern Bell, monetary revenues attributable to DMAs within the Southwestern Bell region ended completely in September 1996.



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



     Research and development expenses increased 69 percent to $4.4 million for the nine months ended September 30, 1996 from $2.6 million for the nine months ended September 30, 1995. This increase occurred due to (i) the addition of personnel by the Company and by Cableshare to support development activities as well as to continue the development of cable converter boxes which will be deployed in Interactive Channel subscriber households, (ii) the continued modification of the Cableshare on-line television technology to operate on a UNIX-based platform which increases the speed and capacity of the Interactive Channel headend equipment, (iii) the continued development of a Windows-based media presentation workstation that could be used by the Company and others to create and edit programming for the Interactive Channel, and (iv) other related development activities associated with the commercial introduction of the Interactive Channel.



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



     On April 3, 1996, the Company issued a senior note (the "First Tranche Note") in the principal amount of $5.0 million and a warrant pursuant to the Senior Note Agreement entitling the holder thereof to purchase 500,000 shares of common stock at a purchase price of $10.21 per share. Additional notes (the "Second Tranche Note") in the aggregate principal amount of up to $5.0 million may be issued on or before April 3, 1997 provided certain conditions are met. On September 30, 1996, the Company issued an additional senior note in the amount of $326,806 for the payment of interest on the First Tranche Note. This note has terms identical to the First Tranche Note. In connection with this transaction, if certain conditions are met and the Company elects to issue the Second Tranche Note, the Company will be obligated to issue a second warrant entitling the holder to purchase up to an additional 500,000 shares of common stock at a purchase price of $10.21 per share. All notes issued in connection with this transaction are due on March 31, 2001 and bear interest at the rate of 13% per annum through March 31, 1998 and 12% thereafter. On March 31, 2000, the Company must make a prepayment of the notes equal to 33.33% of the then outstanding principal (together with interest accrued to date on such principal amount). Through March 31, 1998, at the option of the Company, interest payments may be made through the issuance of additional notes. The notes are secured by a lien on all of the Company's assets, including its shares of

Cableshare, and a licensing agreement with Cableshare. Except for the required prepayment described above, the note agreement provides for a prepayment penalty and customary covenants and events of default. The warrant contains standard anti-dilution provisions. The Company also granted the holder of the warrant demand and "piggyback" registration rights covering the shares of the Company's common stock issuable upon exercise of the warrant.



     During the remaining three months of 1996, the Company intends to invest at least $600,000 in additional property and equipment, primarily related to the introduction of the Interactive Channel. Additionally, in connection with the Arrangement, the Company anticipates paying approximately $500,000 in legal, printing and other transaction costs.



     In February 1996, the Company entered into an agreement with Cableshare which grants to the Company the exclusive right to market Cableshare's patents and software in the development and operation of the Interactive Channel for a one-year period, renewable annually upon mutual agreement of the parties. The license also commits Cableshare to develop a new set-top box, a UNIX-based platform and user-friendly applications and production system. The Company is obligated to pay $4.75 million for the development projects, all of which has been paid as of October 15, 1996. Cableshare will also receive a payment for the equipment sold as a result of the Company's marketing of the Interactive Channel. The new license replaces the Company's obligations under the previous license to make payments and achieve certain subscriber levels. On October 31, 1996, the Company and Cableshare extended the agreement through March 1997, and the Company agreed to purchase a minimum of $300,000 of development services per month from Cableshare commencing November 1, 1996.



     In October 1996, the Company acquired certain audiotext servicing assets from Donnelley for an aggregate purchase price of $750,000, of which $600,000 was paid in October 1996 and $150,000 is payable in June 1997. the Company may consider additional strategic acquisitions in either of its lines of business from time to time. Although there can be no assurance that the Company will consummate any such acquisitions, to the extent that it does so, such acquisitions would require the Company to expend funds, issue additional equity securities or incur additional debt. The incurrence of additional indebtedness by the Company could result in a substantial portion of the Company's operating cash flow being dedicated to the payment of principal and interest on such indebtedness, could render the Company more vulnerable to competitive pressures and economic downturns and could impose restrictions on the Company's operations.



     The Company's future capital requirements will depend on many factors, including, but not limited to, (i) the success and timing of the development, introduction and deployment of the Interactive Channel, (ii) the operating results of its On-Line Telephone Business, (iii) the levels of advertising required to attain a competitive position in the marketplace for its products,
(iv) the extent of market acceptance of such products, (v) the funds required by Cableshare and the Company to fund their costs of litigation, and (vi) competitive factors. the Company believes its current resources, together with the additional funds that may be available under the Senior Note Agreement, would be sufficient to finance the commercial introduction of the Interactive Channel on several United States cable systems, including the Colorado Springs system which was launched in September 1996, and to meet the Company's anticipated cash needs for working capital through the end of 1997. However, the Company does not believe that these sources of funds will be sufficient to allow the Company to further expand the Interactive Channel beyond those several United States cable systems nor pursue other strategic and programming initiatives which constitute part of its business strategy, nor satisfy its other capital expenditure needs through the end of 1997. Furthermore, there can be no assurances that additional funds will be available under the Senior Note Agreement. Accordingly, the Company anticipates that it may attempt to sell additional equity securities or incur additional debt in the first half of 1997.

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




                                          SOURCE MEDIA, INC.
                                            (Registrant)


Date:  December 5, 1996                   By: /s/ Michael G. Pate

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