Form 10-K/A
period 1995-12-31
SOURCE MEDIA INC
filed 1996-12-06
CIK 900029

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

[ X ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (No fee required) For the transition period from _________ to __________

                        Commission File Number: 0-21894

                               SOURCE MEDIA, INC.
             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                                   13-3700438
        (State of incorporation)            (I.R.S. Employer Identification No.)

         8140 WALNUT HILL LANE
              SUITE 1000
             DALLAS, TEXAS                                      75231
(Address of principal executive offices)                     (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (214) 890-9050

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [ X ]    No   [  ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  Yes  [ X ]     No  [  ]

         Aggregate market value of Common Stock held by nonaffiliates as of
                         March 26, 1996: $44,655,823


         Number of shares of Common Stock outstanding as of March 26, 1996:
                                  9,923,414


                      DOCUMENTS INCORPORATED BY REFERENCE

         Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

         (1)     Proxy statement for the 1996 annual meeting of stockholders --
                 Part III

                                EXPLANATORY NOTE

        This Form 10-K/A is being filed solely to file an amended Exhibit 10.22 in connection with the Registrant's Application for Confidential Treatment for certain portions thereof.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this report:

         (1)     Financial Statements included in Item 8 herein:
                 Report of Independent Auditors
                 Consolidated Balance Sheets as of December 31, 1994 and 1995 Consolidated Statements of Operations for the years ended December 31, 1993, 1994, and 1995
                 Consolidated Statements of Stockholders' Equity (Capital Deficiency) for the years ended
                          December 31, 1993, 1994, and 1995
                 Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1994, and 1995
                 Notes to Consolidated Financial Statements

         (2)     Financial Statement Schedules included in Item 8 herein:

                 All schedules for which provision in made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or immaterial in relation to the consolidated financial statements and, therefore, have been omitted.

         (3)     Exhibits:

                 The information required by this Item 14(a)(3) is set forth in the Index to Exhibits accompanying this Annual Report on Form 10-K.

(b) No Current Reports on Form 8-K were filed during the quarter ended December 31, 1995.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, Source Media, Inc. has duly caused this Amendment No. 1 to its Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SOURCE MEDIA, INC.

Date:  December 6, 1996



                                          By    /s/ TIMOTHY P. PETERS
                                            ------------------------------
                                                     Timothy P. Peters
                                          Chairman of the Board, President
                                          and Chief Executive Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to its Annual Report has been signed by the following persons in the capacities and on the dates indicated.


                  SIGNATURE                                    TITLE                           DATE
                  ---------                                    -----                           ----
            /s/ TIMOTHY P. PETERS              Chairman of the Board, President and    December 6, 1996
 -------------------------------------------   Chief Executive Officer
              Timothy P. Peters

            /s/ WILLIAM S. BEDFORD             Chief Operating Officer and Director    December 6, 1996
 -------------------------------------------
              William S. Bedford

               /s/ JOHN J. REED                Executive Vice President and Director   December 6, 1996
 -------------------------------------------
                 John J. Reed

             /s/ MICHAEL G. PATE               Chief Financial Officer and Treasurer   December 6, 1996
 -------------------------------------------   (Principal Financial and Accounting
               Michael G. Pate                 Officer)

           /s/ DAVID L. KUYKENDALL             Director                                December 6, 1996
 -------------------------------------------
             David L. Kuykendall

             /s/ ALAN M. FLAHERTY              Director                                December 6, 1996
 -------------------------------------------
               Alan M. Flaherty

            /s/ RHODRIC C. HACKMAN             Director                                December 6, 1996
 -------------------------------------------
              Rhodric C. Hackman

              /s/ JOHN F. BARING               Director                                December 6, 1996
 -------------------------------------------
                John F. Baring

            /S/ MICHAEL J. MAROCCO             Director                                December 6, 1996
 -------------------------------------------
              Michael J. Marocco

            /s/ JAMES L. GREENWALD             Director                                December 6, 1996
 -------------------------------------------
              James L. Greenwald

                               INDEX TO EXHIBITS

 Exhibit
 Number            Description
 ------            -----------
3.2              Bylaws (filed as Exhibit 3.2 to HBAC's Registration Statement on Form S-1, as amended (No. 33-62606), and incorporated herein by reference).
4.1              Form of Common Stock Certificate.
4.2              Form of Warrant Certificate (filed as Exhibit 4.2 to HBAC's Registration Statement on Form S-1, as
                 amended (No. 33-62606), and incorporated herein by reference).
4.3(a)           Warrant Agreement between Continental Stock Transfer & Trust Company and Registrant (filed as Exhibit
                 4.4 to HBAC's Registration Statement on Form S-1, as amended (No. 33-62606), and incorporated herein by reference).
4.3(b)           Form of Amendment to Warrant Agreement between Continental Stock Transfer & Trust Company and
                 Registrant (filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                 June 30, 1995, and incorporated herein by reference).
4.4              $750,000 Audio Services, Inc. Convertible Senior Promissory Note, payable to William T. Little
                 Revocable Trust Restated July 6, 1989 (the "Little Trust" filed as Exhibit 4.7 to HBAC's Registration
                 Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
4.5              First Amendment to Audio Services, Inc. Convertible Senior Promissory Note and Options between IT
                 Network, Inc. and the Little Trust, dated March 15, 1992  (filed as Exhibit 4.8 to HBAC's Registration
                 Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
4.6              Second Amendment to Audio Services, Inc. Convertible Senior Promissory Note and Options between IT
                 Network, Inc. and the Little Trust, dated July 20, 1992 (filed as Exhibit 4.9 to HBAC's Registration
                 Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
4.7              Third Amendment to Audio Services, Inc. Convertible Senior Promissory Note and Options between IT
                 Network, Inc. and the Little Trust, dated December 18, 1992 (filed as Exhibit 4.10 to HBAC's
                 Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
4.8              $500,000 Convertible Promissory Note, dated March 15, 1992, payable to William T. Little, Trustee
                 (filed as Exhibit 4.11 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
4.9              $100,000 Convertible Promissory Note, dated March 15, 1992, payable to Frances A. Little, Trustee
                 (filed as Exhibit 4.12 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
4.10             $500,000 Convertible Promissory Note, dated March 15, 1992, payable to Mary Little Tyler, Trustee
                 (filed as Exhibit 4.13 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
4.11             $1,100,000 Convertible Promissory Note, dated April 15, 1992, payable to the Little Trust (filed as
                 Exhibit 4.14 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
4.12             $500,000 Convertible Promissory Note, dated March 15, 1992, payable to Elizabeth S. Upjohn d/b/a
                 Kalamazoo Artcraft  (filed as Exhibit 4.15 to HBAC's Registration Statement on Form S-4 (No. 33-90482),
                 and incorporated herein by reference).
4.13             $200,000 Convertible Promissory Note, dated March 31, 1992, payable to Financial & Investment
                 Management Group, as agent for Ron Clair  (filed as Exhibit 4.16 to HBAC's Registration Statement on
                 Form S-4 (No. 33-90482), and incorporated herein by reference).
4.14             $100,000 Convertible Promissory Note, dated March 31, 1992, payable to Financial & Investment
                 Management Group, as agent for Nello L. Teer, III and Janet C. Teer, III (filed as Exhibit 4.17 to
                 HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
4.15             Agreement by and between IT Network, Inc., Terrence H. Pocock and 997758 Ontario, Inc., an Ontario,
                 Canada corporation ("997758 Inc."), dated September 24, 1992 (filed as Exhibit 4.37 to HBAC's
                 Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).

4.16             First Amendment to Agreement, dated September 24, 1992, by and between IT Network, Inc., Terrence H.
                 Pocock and 997758 Inc., dated February 11, 1993  (filed as Exhibit 4.38 to HBAC's Registration
                 Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
4.17             Form of Third Amendment to Agreement, dated September 24, 1992, by and between IT Network, Inc.,
                 Maureen E. Pocock, 997758 Inc., and HB Communications Acquisition Corp.  (filed as Exhibit 4.39 to
                 HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
4.18             Agreement by and between IT Network, Inc. and JCPenney, dated September 28, 1992 (filed as Exhibit 4.40 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
4.19             Purchase Agreement between IT Network, Inc. and Security Insurance, dated December 18, 1992 (filed as
                 Exhibit 4.41 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
4.20             Agreement by and between IT Network, Inc. and JCPenney, dated August 1, 1991 (filed as Exhibit 4.42 to
                 HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
4.21             Registration Rights Agreement between IT Network, Inc. and Security Insurance Company of Hartford
                 ("Security Insurance"), dated December 18, 1992 (filed as Exhibit 4.47 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
4.22             Registration Rights Agreement between IT Network, Inc. and Charles M. Dubroff, as Trustee, dated
                 December 18, 1992 (filed as Exhibit 4.48 to HBAC's Registration Statement on Form S-4 (No. 33-90482),
                 and incorporated herein by reference).
4.23             First Amendment to Registration Rights Agreement between IT Network, Inc. and Charles M. Dubroff, as
                 Trustee, dated December 18, 1992 (filed as Exhibit 4.49 to HBAC's Registration Statement on Form S-4
                 (No. 33-90482), and incorporated herein by reference).
4.24             Registration Rights Agreement by and among IT Network, Inc., Freedom Newspapers, Security Insurance and
                 Presidential Life Insurance Company, dated April 9, 1993 (filed as Exhibit 4.50 to HBAC's Registration
                 Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
4.25             Registration Rights Agreement by and among IT Network, Inc. and SA Partners, Security Insurance, Alan
                 Curtis, Curtis Partnership, Paloma Securities, L.P., DEM Energy, Inc., Charles J. Lindsay IRA Trust,
                 Presidential Life Insurance, VSD Communications, Inc. ("VSD") and Catrock Management, Inc. dated March
                 10, 1994 (filed as Exhibit 4.51 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and
                 incorporated herein by reference).
4.26             Registration Rights Agreement by and among IT Network, Inc., 21st Century Communications Partners,
                 L.P., 21st Century Communications T-E Partners, L.P., and 21st Century Communications Foreign Partners,
                 L.P. dated January 13, 1995 (filed as Exhibit 4.52 to HBAC's Registration Statement on Form S-4 (No.
                 33-90482), and incorporated herein by reference).
4.27             Warrant Purchase Agreement between IT Network, Inc. and James A. Smith, Jr., dated February 10, 1992
                 (filed as Exhibit 4.53 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
4.28             First Amendment to Warrant Purchase Agreement between IT Network, Inc. and James A. Smith Jr., dated
                 February 10, 1993 (filed as Exhibit 4.54 to HBAC's Registration Statement on Form S-4 (No. 33-90482),
                 and incorporated herein by reference).
4.29             Common Stock Purchase Warrant No. W-002 issued to Revocable Trust Agreement for Kevin F. Smith, Jr. and
                 James A. Smith, III (filed as Exhibit 4.55 to HBAC's Registration Statement on Form S-4 (No. 33-90482),
                 and incorporated herein by reference).
4.30             Warrant Purchase Agreement by and among IT Network, Inc. and Lincoln Trust Company, FBO Jerry S.
                 Garrett, dated January 20, 1993 (filed as Exhibit 4.56 to HBAC's Registration Statement on Form S-4
                 (No. 33-90482), and incorporated herein by reference).
4.31             Warrant Purchase Agreement by and among IT Network, Inc. and the Little Trust, dated April 7, 1993
                 (filed as Exhibit 4.57 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
4.32             Shareholder's Agreement by and among IT Network, Inc. and certain shareholders and VSD, dated July 8,
                 1991 (filed as Exhibit 4.58 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and
                 incorporated herein by reference).


4.33             First Amendment to Shareholder's Agreement by and among IT Network, Inc. and certain shareholders and
                 VSD, dated December 29, 1993 (filed as Exhibit 4.60 to HBAC's Registration Statement on Form S-4 (No.
                 33-90482), and incorporated herein by reference).
4.34             Amended and Restated Warrant Purchase Modification Agreement between IT Network, Inc. and Charles M.
                 Dubroff, dated December 29, 1993 (filed as Exhibit 4.62 to HBAC's Registration Statement on Form S-4
                 (No. 33-90482), and incorporated herein by reference).
4.35             Common Stock Purchase Warrant No. W-001A - Replacement issued to Charles M. Dubroff (filed as Exhibit
                 4.63 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
4.36             Amended and Restated Warrant Purchase Modification Agreement between IT Network, Inc. and Alan V.
                 Tishman, dated December 29, 1993 (filed as Exhibit 4.64 to HBAC's Registration Statement on Form S-4
                 (No. 33-90482), and incorporated herein by reference).
4.37             Common Stock Purchase Warrant No. W-001B - Replacement issued to Alan V. Tishman (filed as Exhibit 4.65 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
4.38             Amended and Restated Warrant Purchase Modification Agreement between IT Network, Inc. and Charles J.
                 Lindsay, dated December 29, 1993 (filed as Exhibit 4.66 to HBAC's Registration Statement on Form S-4
                 (No. 33-90482), and incorporated herein by reference).
4.39             Common Stock Purchase Warrant No. W-001C - Replacement issued to Charles J. Lindsay (filed as Exhibit
                 4.67 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
4.40             Amended and Restated Warrant Purchase Modification Agreement between IT Network, Inc. and George P.
                 Lindsay dated December 29, 1993 (filed as Exhibit 4.68 to HBAC's Registration Statement on Form S-4
                 (No. 33-90482), and incorporated herein by reference).
4.41             Common Stock Purchase Warrant No. W-001D - Replacement issued to George P. Lindsay to purchase 77,288 shares of Common Stock (filed as Exhibit 4.69 to HBAC's Registration Statement on Form S-4 (No. 33-
                 90482), and incorporated herein by reference).
4.42             Warrant Purchase Agreement between IT Network, Inc. and Charles M. Dubroff, as Trustee, dated
                 December 18, 1992 (filed as Exhibit 4.71 to HBAC's Registration Statement on Form S-4 (No. 33-90482),
                 and incorporated herein by reference).
4.43             Common Stock Purchase Warrant No. W-003 issued to Charles M. Dubroff, as Trustee (filed as Exhibit 4.72 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
4.44             Assignment of Common Stock Purchase Warrant No. W-003 to purchase 700,000 shares of Common Stock from
                 Charles M. Dubroff, as Trustee to Dublind Partners, Inc., dated December 18, 1992 (filed as Exhibit
                 4.73 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
4.45             Warrant Purchase Agreement between IT Network, Inc. and Security Insurance, dated December 18, 1992
                 (filed as Exhibit 4.74 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
4.46             Common Stock Purchase Warrant No. W-004 issued to Security Insurance to purchase 500,000 shares of
                 Common Stock (filed as Exhibit 4.75 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and
                 incorporated herein by reference).
4.47             Amended and Restated Warrant Agreement between IT Network, Inc. and the assigns of SA Partners, dated
                 January 13, 1995 (filed as Exhibit 4.77 to HBAC's Registration Statement on Form S-4 (No. 33-90482),
                 and incorporated herein by reference).
4.48             Warrant No. 007AA dated January 13, 1995, issued to 21st Century Communications Partners, L.P. (filed as Exhibit 4.78 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
4.49             Warrant No. 007BB dated January 13, 1995 issued to 21st Century Communications T-E Partners, L.P.
                 (filed as Exhibit 4.79 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
4.50             Warrant No. 007CC dated January 13, 1995 issued to 21st Century Communications Foreign Partners, L.P.
                 (filed as Exhibit 4.80 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).

4.51             Warrant No. 007DD dated January 13, 1995 issued to Barry Rubenstein (filed as Exhibit 4.81 to HBAC's
                 Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
4.52             Warrant No. 007EE dated January 13, 1995 issued to John Kornreich (filed as Exhibit 4.82 to HBAC's
                 Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
4.53             Warrant No. 007FF dated January 13, 1995 issued to Barry Fingerhut (filed as Exhibit 4.83 to HBAC's
                 Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
4.54             Warrant No. 007GG dated January 13, 1995 issued to Irwin Lieber (filed as Exhibit 4.84 to HBAC's
                 Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
4.55             Warrant No. 007HH dated January 13, 1995 issued to Harvey Sandler (filed as Exhibit 4.85 to HBAC's
                 Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
4.56             Warrant No. 007II dated January 13, 1995 issued to Michael Marocco (filed as Exhibit 4.86 to HBAC's
                 Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
4.57             Warrant No. 007JJ dated January 13, 1995 issued to Barry Lewis (filed as Exhibit 4.87 to HBAC's
                 Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
4.58             Warrant No. 007KK dated January 13, 1995 issued to Andrew Sandler (filed as Exhibit 4.88 to HBAC's
                 Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
4.59             Warrant Agreement dated January 13, 1995 between IT Network, Inc. and the signatories listed thereto
                 (filed as Exhibit 4.89 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
4.60             Warrant No. 009 dated January 13, 1995 issued to GKN Securities Corp. (filed as Exhibit 4.107 to HBAC's
                 Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
4.61             Shareholders' Agreement by and among W. Scott Bedford, Nicholas Csendes, Thomas A.N. Miller and Timothy
                 P. Peters, dated October 17, 1991 (filed as Exhibit 4.108 to HBAC's Registration Statement on Form S-4
                 (No. 33-90482), and incorporated herein by reference).
4.62             Agreement dated May 20, 1993 by and among Terrence H. Pocock, Maureen Ellen Pocock, IT Network, Inc.
                 and 997758 Ontario Inc. (filed as Exhibit 4.110 to HBAC's Registration Statement on Form S-4 (No. 33-
                 90482), and incorporated herein by reference).
4.63             Voting Agreement dated March 14, 1995 and IT Network, Inc., Timothy P. Peters, William S. Bedford,
                 John J. Reed and Michael G. Pate (filed as Exhibit 4.113 to HBAC's Registration Statement on Form S-4
                 (No. 33-90482), and incorporated herein by reference).
4.64             Form of Warrant Agreement dated May 1995 among IT Network, Inc. and the signatories therein (filed as
                 Exhibit 4.114 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
4.65             Form of Warrant Issued May 1995 and Schedule of Warrantholders (filed as Exhibit 4.115 to HBAC's
                 Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
4.66             Letter Agreement dated June 23, 1995 between HBAC, GKN Securities Corp. and certain individuals (filed as Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).
10.1             Letter Agreement between GKN Securities Corp. and each of the Initial Stockholders (filed as Exhibit
                 10.3 to HBAC's Registration Statement on Form S-1, as amended (No. 33-62606), and incorporated herein by reference).
10.2             Form of Lock-up and Voting Agreement with certain IT Stockholders (filed as Exhibit 10.5 to HBAC's
                 Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
10.3             1995 Performance Equity Plan (filed as Exhibit 10.3 to Registrant's Registration Statement on Form S-1
                 (No. 33-97564), and incorporated herein by reference).

10.4             Form of Warrant Agreement between Brenner Capital Corporation and Registrant (filed as Exhibit 10.7 to
                 HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
10.5             Agreement of Merger, dated as of March 15, 1995, among HBAC, IT Acquisition and IT (filed as Exhibit
                 2.1 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
10.6             Index to Schedules to the Agreement of Merger (filed as Exhibit 2.2 to HBAC's Registration Statement on
                 Form S-4 (No. 33-90482), and incorporated herein by reference).
10.7             1989 Audio Services, Inc. Stock Option Plan, accompanied by forms of option agreement (filed as Exhibit
                 10.10 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
10.8             Audio Services, Inc. 1991 Stock Option Plan, as amended, accompanied by forms of option agreement
                 (filed as Exhibit 10.11 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
10.9             IT Network, Inc. 1993 Stock Option Plan, accompanied by forms of option agreement (filed as Exhibit
                 10.12 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
10.10            Agreement between IT Network, Inc. and Westcott Communications, Inc., dated March 4, 1991 (filed as
                 Exhibit 10.15 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
10.11            Office Lease Agreement, as amended, by and between IT Network, Inc. and MLH Income Realty Partnership
                 II, dated October 9, 1989 (filed as Exhibit 10.16 to HBAC's Registration Statement on Form S-4 (No. 33-
                 90482), and incorporated herein by reference).
10.12            Master Agreement between IT Network, Inc. and Pacific Bell Directory, dated December 16, 1992, as amended (filed as Exhibit 10.18 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and
                 incorporated herein by reference).
10.13            ASI/API Strategic Operating Agreement between IT Network, Inc. and Ameritech Publishing, Inc., dated
                 May 21, 1992 (filed as Exhibit 10.19 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and
                 incorporated herein by reference).
10.14            ASI/DT Strategic Operating Agreement between IT Network, Inc., Ameritech Publishing, Inc. and The
                 Reuben H. Donnelley Corporation, dated December 31, 1992 (filed as Exhibit 10.20 to HBAC's Registration
                 Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
10.15            Master AudioText Agreement between IT Network, Inc. and BellSouth, dated May 1, 1993 (filed as Exhibit
                 10.22 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
10.16            Statement of Compatibility, dated November 1, 1993, executed by IT Network, Inc. and Jerrold
                 Communications Division (filed as Exhibit 10.25 to HBAC's Registration Statement on Form S-4 (No. 33-
                 90482), and incorporated herein by reference).
10.17            Consulting Agreement by and between IT Network, Inc. and William T. Little, dated December 2, 1993
                 (filed as Exhibit 10.26 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
10.18            Sales Agency Agreement by and between US West Marketing Resources Group, Inc. and IT Network, Inc.,
                 dated July 6, 1995 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
                 quarter ended June 30, 1995, and incorporated herein by reference).
10.19            Advisory Committee Agreement between IT Network, Inc. and 21st Century Communications dated March 11,
                 1994 (filed as Exhibit 10.29 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and
                 incorporated herein by reference).
10.20            Rights Ownership Affidavit between IT Network, Inc. and the Little Trust, dated March 9, 1994 (filed as
                 Exhibit 10.33 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
10.21            Stock Purchase and Rights Agreement by and between Timothy P. Peters and other shareholders of IT
                 Network, Inc., dated September 1, 1994 (filed as Exhibit 10.34 to HBAC's Registration Statement on Form
                 S-4 (No. 33-90482), and incorporated herein by reference).

10.22*           Development and Licensing Agreement (dated as of April 1, 1995 between IT Network, Inc., Source Media,
                 Inc., Cableshare Inc., Cable Share International Inc., Cableshare (U.S.) Limited and Cableshare B.V.
10.23            Agreement between Dublind Partners, Inc. and IT Network, Inc., dated April 19, 1993 (filed as Exhibit
                 10.39 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
10.24            Interactive Television License Agreement between IT Network, Inc., Cableshare (U.S.) Limited and
                 Cableshare Inc., dated June 11, 1992 (filed as Exhibit 10.40 to HBAC's Registration Statement on Form
                 S-4 (No. 33-90482), and incorporated herein by reference).
10.25*           Interactive Channel Distribution Agreement dated November 16, 1995 between IT Network, Inc. and
                 Cablevision Systems Corporation (filed as Exhibit 99.2 to Source Media's Current Report on Form 8-K
                 filed January 30, 1996], and incorporated herein by reference).
10.26            Interactive Cable Agreement between IT Network, Inc. and Sammons Communications, Inc., dated June 4,
                 1993 (filed as Exhibit 10.53 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and
                 incorporated herein by reference).
10.27            Contribution Agreement between National Research Council Canada and Cableshare Inc. (filed as Exhibit
                 10.54 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
10.28            1995 Management Bonus Program of IT Network, Inc. (filed as Exhibit 10.56 to HBAC's Registration
                 Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
10.29            Nonrecourse Individual Term Note dated December 13, 1993 between IT Network, Inc. and John J. Reed
                 ("Reed Note") (filed as Exhibit 4.36 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and
                 incorporated herein by reference).
10.30            Extension of Reed Note date May 1995 (filed as Exhibit 4.116 to HBAC's Registration Statement on Form
                 S-4 (No. 33-90482), and incorporated herein by reference).
10.31            1995 Nonqualified Stock Option Plan for Non-employee Directors (filed as Exhibit 10.32 to Source
                 Media's Registration Statement on Form S-1 (No. 33-97564), and incorporated herein by reference).
10.32            Letter of Understanding between IT Network, Inc. and Pacific Bell Directory dated August 25, 1994
                 (filed as Exhibit 10.55 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).
11               Computation of Supplemental Net Loss Per Share.
21               Subsidiaries.
23               Consent of Ernst & Young LLP.

_________________

* Confidential treatment has been requested for certain portions of this Exhibit. Accordingly, those portions have been omitted from the filed copy and filed separately with the Securities and Exchange Commission.