Form 10-K405
period 1996-12-31
SOURCE MEDIA INC
filed 1997-04-15
CIK 900029

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996



[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from       to

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

         Aggregate market value of Common Stock held by nonaffiliates as of April 14, 1997: $32,548,401

         Number of shares of Common Stock outstanding as of April 14, 1997:
11,335,418

                       DOCUMENTS INCORPORATED BY REFERENCE

         Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

         (1) Proxy statement for the 1997 annual meeting of stockholders-- Part III

                         FORWARD LOOKING INFORMATION

        Source Media, Inc. (the "Company") or its representatives from time to time may make or may have made certain forward-looking statements, whether orally or in writing, including without limitation any such statements made or to be made in the Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and other information contained in its various filings with the Securities and Exchange Commission. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from those projected in such forward-looking statements.

        The Company cautions the reader that this list of factors may not be exhaustive. The Company operates in a rapidly changing business, and new risk factors emerge from time to time. Management cannot predict every risk factor, nor can it assess the impact, if any, of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

        HISTORICAL AND PROJECTED LOSSES. The Company has reported an operating loss and a net loss attributable to common stockholders in each year since its inception, including an operating loss of $14.0 million and a net loss attributable to common stockholders of $13.9 million in the fiscal year ended December 31, 1996. The Company's operating losses were experienced in the Company's Interactive Channel, which is in the initial launch phase, although the Company's IT Network telephone business reached a break-even position. As a result of these overall losses, the Company had an accumulated deficit of $56.9 million at December 31, 1996. The Company expects to continue to incur substantial operating losses through 1997 and may incur substantial operating losses thereafter.

        EVOLVING NATURE OF BUSINESS. Both the Company's Interactive Channel and the IT Network telephone business are experiencing rapid change. In addition, the Company's Interactive Channel is in the initial launch stage. The Company's future performance will depend substantially on its ability to manage change in its businesses and operations, to respond to competitive developments, to upgrade its technologies and programming, to commercialize products and services incorporating upgraded technologies and programming and to adapt its operational and financial control systems as necessary to respond to continuing changes in its businesses.

        ACCESS TO CHANNELS ON CABLE SYSTEMS AND UNCERTAINTY OF SUBSCRIBER ACCEPTANCE. The Company's ability to offer the Interactive Channel on any cable television system depends on obtaining an agreement from the cable system operator on terms satisfactory to the Company. There is intense competition among suppliers of programming for access to channels. The Company currently has three agreements in place with cable system operators and is providing programming in Colorado Springs, Colorado and Denton, Texas. The Company is in active discussions to obtain channel access for the Interactive Channel with other cable systems.

        Even if the Company does have channel access, there can be no assurance that a significant market for on-demand television will develop or that cable subscribers will use the television as a source of on-demand information and services. In addition, the Interactive Channel will be competing with other on-demand information and entertainment sources.

        AVAILABILITY OF PROGRAMMING. The success of the Interactive Channel is highly dependent on the availability of high-quality programming applications that appeal to the Interactive Channel's subscribers. The Company will depend on independent programming sources, such as third-party suppliers, local media, retailers and information service providers, to create, produce and update the programming disseminated on the Interactive Channel at no, or minimal, cost to the Company. The Company must supplement the independent programming services with its internal programming and maintain high quality, up-to-date information, shopping, entertainment and other programming applications of interest to Interactive Channel subscribers.

        RELIANCE UPON PROPRIETARY TECHNOLOGY. The Company relies on the patented technology of its wholly-owned Canadian subsidiary, Interactive Channel Technologies, Inc. ("ICT"). In part, the Company's future success will depend on its ability to protect and maintain the proprietary nature of its technology. The National Research Council of Canada ("NRC") partly funded the original technology developed by ICT. The NRC has the right to require ICT to grant the NRC a license to the technology for reasonable compensation, if it determines that ICT has failed to diligently pursue commercial opportunities for the application of the technology. The NRC would then be able to sublicense the technology to others for a potential competitive use against the Company.

        RISKS RELATING TO IT NETWORK TELEPHONE BUSINESS. The Company's IT Network telephone business is currently dependent on the Company's ability to distribute its printed menu of available programming topics in certain of the yellow Pages directories published by the Regional Bell Operating Companies and their affiliates ("RBOCs") and other major independent telephone companies ("Independents"). The Company has agreements with three of the seven RBOCs and two major independents as well as certain other directories for their respective regions. The Company relies on its ability to renew the current RBOC and Independents agreements, and to enter into new RBOC and Independents agreements, on financial terms as favorable as the present agreements.

        Historically, a significant portion of the company's monetary revenues has been generated from the sale of advertising sponsorships in connection with its programming for the IT Network telephone business. The future success of the IT Network telephone business depends not only on maintaining these sources of advertising revenue, but also on adding new sources of revenue, such as fees from consumer transactions and sales agency fees.

        NEED FOR ADDITIONAL FINANCING. The Company believes it will have sufficient funds during 1997 to introduce the Interactive Channel on several additional cable systems, to enhance the Interactive Channel on the present cable systems on which it is offered and to maintain the IT Network telephone business. The Company also believes that current resources are sufficient to meet the Company's anticipated cash needs for working capital and capital expenditures through the end of 1997. However, if cash generated by operations is not sufficient to meet the Company's liquidity requirements, the Company may attempt to sell additional equity securities or to incur additional indebtedness.

        TECHNOLOGICAL CHANGES. The on-line information and services industry is characterized by rapidly changing technology and evolving industry standards. Products or technologies developed by others could render obsolete or otherwise significantly diminish the value of the Company's technology, the Interactive Channel or the IT Network telephone business. The Company assumes that its success will depend on its ability to enhance the current products and technologies as well as design, develop and manufacture competitive products and services on a timely basis.

        RELIANCE ON KEY PERSONNEL. The Company's future performance depends in large part on the services of certain executive officers and other key personnel, the loss of any one of which could be detrimental to the Company's success. In addition, for the Company to implement its strategy and continued development and growth, it will be necessary for the Company to attract and retain qualified personnel in all areas.

        COMPETITION. The on-demand information and services industry is characterized by intense competition, significant capital requirements and rapid technological change. The Company faces potential competition for the acceptance of its on-demand television and telephone products and services from a large number of companies, many of which have significantly greater financial, technical, manufacturing and marketing resources and name recognition than the Company and may be in a better position to compete in the industry. On the Interactive Channel side, the Company must compete with other potential on-demand service providers, as well as other sources of programming, to establish relationships with both cable system operators and subscribers. On the IT Network telephone business side, the Company must compete with other providers for access to RBOC and Independents directories, as well as newspapers and print media, for distribution of the Company's printed programming menu.

        GOVERNMENT REGULATION. The telecommunications and cable television industries are subject to extensive regulation by federal, state and local governmental agencies. These regulations affect cable system operators and RBOCs and may affect the Company's ability to implement its strategy. In addition, the legislation may be amended at any time and new, more restrictive, legislation may also be imposed.

        LEGAL PROCEEDINGS. The Company, and certain of its directors and officers, is presently involved in litigation in U.S. District Court in Michigan brought by a stockholder from and former director of the Company. The former director alleges he and other convertible noteholders converted their notes based on certain misrepresentations by the Company and the named directors and officers and claims that the Company offered to issue an unspecified number of shares of the Company to him while he was a director. The Company and the directors and officers have denied all the plaintiff's allegations and filed counterclaims alleging breach of a fiduciary duty by the former director.

        In Canada, a former Chief Executive Officer filed suit in December, 1993 against ICT and certain directors and executive officers of the Company. The plaintiff alleges, among other things, that the named directors and officers of the Company took action to depress the share price of ICT, a Canadian listed company at that time, to allow the Company to acquire ICT at a favorable price. The Company and the named directors and officers dispute all allegations and no trial date has been set.

         UNLESS THE CONTEXT OTHERWISE REQUIRES, (a) ALL REFERENCES TO THE "COMPANY" OR "SOURCE" INCLUDE SOURCE MEDIA, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES, IT NETWORK, INC. ("IT") AND INTERACTIVE CHANNEL TECHNOLOGIES INC. ("ICT" WHICH WAS FORMERLY KNOWN AS CABLESHARE INC.), AND (b) ALL REFERENCES TO THE COMPANY'S ACTIVITIES, RESULTS OF OPERATIONS OR FINANCIAL CONDITION PRIOR TO JUNE 23, 1995 RELATE TO IT.

ITEM 1.  BUSINESS.

         Source is a provider of information and services to consumers through the television and telephone. In September 1996, in Colorado Springs, Colorado, Source commercially introduced the Interactive Channel, its television programming service which provides a range of on-demand information and services to consumers utilizing cable television and telephone lines. In November 1996, Source also commercially introduced the Interactive Channel in Denton, Texas. Source utilizes ICT's interactive television system to deliver the Interactive Channel. Source has announced distribution agreements for the Interactive Channel with three cable operators, Marcus Cable Company, L.P. ("Marcus"), Cablevision Systems Corporation ("Cablevision") and Century Communications Corporation ("Century"), and is currently offering the Interactive Channel on the systems of two of these operators. The Interactive Channel offers over 60 interactive programs including on-demand local and national news, sports and weather, home shopping with companies such as J.C. Penney, Hallmark Connections and Waldenbooks, interactive Yellow Pages, television and movie guides, travel information and games.

         Since 1988, Source has been delivering audiotext information to consumers through the touch-tone telephone. Through its IT Network telephone business, Source provides consumers with information on demand, such as news, weather and sports, together with topical information for health, legal and other matters of consumer interest. Source's principal IT Network telephone business product, called the Network Guide, consists of approximately 800 specific information topics listed in a stand-alone insert generally bound in the front of Yellow Pages directories distributed by certain Regional Bell Operating Companies or their affiliates or other Yellow Pages publishers (collectively, "Directory Publishers").

         Source's future performance will depend substantially on its ability to manage change in its businesses and operations, to respond to competitive developments, to upgrade its technologies and programming, to commercialize products and services incorporating such upgraded technologies and programming and to adapt its operational and financial control systems as necessary to respond to continuing changes in its businesses.

         The Company's operations are conducted through its subsidiaries, IT Network, Inc. and Interactive Channel Technologies Inc. IT was incorporated in Colorado on July 19, 1988 and reincorporated in Texas in 1991. On June 23, 1995, IT merged with a wholly-owned subsidiary of HB Communications Acquisition Corp. ("HBAC"), a public company formed in Delaware for the purpose of acquiring a company engaged in the communications industry, with IT surviving as a wholly-owned subsidiary of HBAC (the "Merger"). In connection with the Merger, HBAC changed its name to Source Media, Inc. Pursuant to the Merger, the outstanding common stock and preferred stock of IT were converted into Common Stock of the Company. On January 14, 1997, Source acquired all of the outstanding shares of ICT that it did not already own in exchange for 1,390,000 shares of the Company's Common Stock, making ICT a wholly-owned subsidiary of the Company. ICT owns the patented technology utilized by Source for the Interactive Channel and provides research and development services for Source.

         The Company is a Delaware corporation whose principal executive offices are located at 8140 Walnut Hill Lane, Suite 1000, Dallas, Texas 75231, and whose telephone number is (214) 890-9050.

THE INTERACTIVE CHANNEL

         The Interactive Channel is designed to provide a range of on-demand information and services to consumers utilizing cable television and telephone lines. Subscribers can use the Interactive Channel's menu-driven navigational system to access desired interactive programming presented in the format of photographic quality, still-frame pictures, text and graphics accompanied by audio. The Interactive Channel allows a subscriber to move from one program of interest to another, obtain the desired information and finalize transactions by responding to audio and video prompts using a television remote control. On-demand television and Source's Interactive Channel have only recently been made available to consumers. While Source has been successful in acquiring subscribers for its service in the first six months of operations in its two current markets, Colorado Springs and Denton, there can be no assurance that a market for on-demand television will develop or that cable subscribers will use the television as a source of on-demand information and services or that consumers subscribing to the Interactive Channel will maintain their subscriptions. In addition, the Interactive Channel will be competing with other on-demand information and entertainment sources. This competition includes services offering access to the Internet through the television. There can be no assurance that the Interactive Channel will prove more desirable than such services or sufficiently desirable to cable subscribers to induce them to pay a subscription fee for the Interactive Channel. If the Interactive Channel does not achieve market acceptance, Source will be unable to implement its business strategy and Source's business will be materially adversely affected.

  Programming

         Source has independently developed, and has secured from others, programming for the Interactive Channel. Source is continuously developing and obtaining additional programming. Source seeks to offer programming for the Interactive Channel that is useful to consumers and easily presented in a series of photographic quality, still-frame pictures, text and graphics accompanied by audio. The success of the Interactive Channel is and will continue to be highly dependent on the availability of high-quality programming applications that will appeal to cable television subscribers and induce them to initially subscribe to, and continue to subscribe to, the Interactive Channel. For a portion of its programming, Source depends on independent programming sources, such as local media, retailers and information service providers, to create, produce and update certain of the programming to be disseminated on the Interactive Channel and to provide such programming at lower or no cost to Source. There can be no assurance that Source will succeed in attracting and retaining such independent programming sources. If independent programming sources do not develop high quality, up-to-date information, shopping, entertainment and other programming applications that are capable of being delivered on the Interactive Channel and that appeal to subscribers, or if such sources are unwilling to provide such applications to Source on terms favorable to Source, Source's business could be materially adversely affected. Although Source believes that the Interactive Channel's menu-driven navigational system could be adapted to offer full-motion programming, the current cable networks will not support that programming. Accordingly, Source does not expect to offer full-motion programming in the foreseeable future.

  Distribution and Marketing of the Interactive Channel

         In order to offer the Interactive Channel in a particular market, the Company must enter into a "carriage" agreement with the cable system operator to obtain a dedicated cable channel. Once the Interactive Channel has been introduced on a cable system, the Company intends to campaign for subscribers in that system. The Company expects that the operators of cable systems carrying the Interactive Channel will permit the Company to use available promotional airtime to advertise the Interactive Channel. Additionally, the Company has established business relationships with local media in order to promote the Interactive Channel in Colorado Springs and Denton. The Company has utilized sales campaigns employing direct mail, television advertisements, an infomercial, telemarketing and inserts in monthly billing statements to help build its subscriber base. The Company also sponsors presentations at industry trade shows and conferences to enhance industry awareness. Source may use similar or different distribution and marketing techniques as it enters other markets. There is intense competition among suppliers of programming for access to channels. There can be no assurance that Source will be able to obtain agreements with any other cable system operators providing channel access on terms favorable to Source, if at all, or that the two cable system operators currently carrying the Interactive Channel will continue to do so.

  Technology

         The technology used by the Interactive Channel is designed to deliver still-frame, photographic quality television pictures, text and graphics accompanied by audio to a subscriber's television set almost instantaneously in response to a subscriber's commands. Subscribers select menu options offered on the television using a remote control unit with alphanumeric keys. A cable converter box (appropriately modified by a device known as a side-car box), which is connected to both the television cable and the telephone line, sends control messages initiated by the subscriber over the telephone line to a multimedia file server located at the cable operator's facility. The multimedia file sever then interprets the messages, assembles the requested presentations and returns the video image over the television cable line and the audio over the telephone line.

Upon receiving the video and audio signals, the converter box combines them and plays the requested presentations on the television set. The transmission and processing time takes less than one second from the time the subscriber presses the remote control key. A limited number of cable systems have been upgraded with two-way cable that would eliminate the need to utilize separate telephone lines.

         All images to be broadcast on the Interactive Channel, together with their associated audio segments, are digitized and stored in the multimedia file server at the cable operator's facility. This computer equipment accesses the compressed digitized picture and sound, decompresses the image and sound and transmits them to the subscriber's television. The images are photographic quality images created from photographs, slides or CD ROMs. The multimedia file server is capable of transmitting still-frame images to the subscriber via various distribution media, including coaxial cable, UHF, wireless cable or satellite.

         Source currently utilizes traditional analog converter boxes. However, Source believes that new generations of analog and digital cable converter boxes are being developed that will eliminate the need for side-car boxes and the associated costs. Source believes that the design of the new converter boxes will permit these converter boxes to receive the Interactive Channel's programming with only minor modifications, which could include either (i) in the case of analog boxes, inserting a modular component into a port in the converter box or (ii) in the case of digital converter boxes, modifying the software of the converter box. Source has signed an agreement with General Instrument in which the parties agreed to cooperate in the research and development necessary to enable Interactive Channel technology to be incorporated into General Instrument cable boxes. Before the technology enabling the Interactive Channel is incorporated into a particular cable converter box, Source will be required to obtain an agreement with the cable box manufacturer in which the manufacturer agrees to incorporate the technology into all or certain of the boxes manufactured by the cable box manufacturer.

         Recently, much attention has been focused on the future replacement of coaxial cable systems with broadband networks utilizing fiber optic cable and advanced communications technologies. Broadband networks would allow the two-way transmission of significantly greater amounts of information than that which can be transmitted over existing one-way cable systems. Broadband networks, when coupled with advanced computer storage equipment, would allow the consumer to interact with and obtain on demand full motion video programming. Source believes that substantial costs and current technological limitations have prevented broadband networks from being commercially deployed. For example, current computer memory capacity does not permit the storage of numerous feature length full motion videos for on-demand delivery. To date, cable system operators and other communications companies have only experimented with broadband networks. However, the interactive information and services industry is characterized by rapidly changing technology and evolving industry standards. There can be no assurance that products or technologies developed by others will not render obsolete or otherwise significantly diminish the value of Source's technology or the Interactive Channel. If broadband or similar networks were to become commercially available, Source would attempt to modify its equipment to the extent necessary, to take advantage of the change. It is impossible to predict at this time the costs or difficulties that would be associated with those modifications. In particular, Source expects that it will compete for subscribers with on-line personal computer services that offer access to the Internet as an alternative to the Interactive Channel. Some of these services allow access to the Internet through the television and are currently available to customers. Source expects that its success will be dependent upon its ability to enhance its products and services and introduce new products and services on a timely basis, which may require Source to obtain rights to additional technologies from other parties. If Source is unable to design, develop and manufacture, or obtain, and introduce such enhancements to its products and services and competitive new products on a timely basis, its business could be materially adversely affected.

  Equipment

         For Source to deploy the Interactive Channel on a cable system, subscribers in that system must utilize cable converter boxes appropriately modified with the attachment of a side-car box and remote controls with alphanumeric keys. In addition, the cable system operator's local facilities must be equipped with a multimedia file server to be provided by ICT at Source's expense. The further deployment of the Interactive Channel will depend on Source's ability to continue to obtain from manufacturers sufficient quantities of the necessary subscriber equipment and on ICT's ability to continue to obtain necessary multimedia file server components from its manufacturing source. The side-car boxes and remote controls operate in conjunction with existing cable converter boxes to permit access to the Interactive Channel. Source intends to provide the side-car boxes and remote controls to subscribers, except under its agreement with Cablevision. Under the Cablevision agreement, if the required technical trial is begun and successfully completed, Source is obligated to sell, at its cost, to Cablevision the equipment subsystems that allow the Interactive Channel to function. Cablevision in turn will complete the manufacturing of a side-car box with Cablevision-specific features. The multimedia file server is assembled by ICT from components. The key components for the multimedia file server are obtained from a domestic single-source supplier. Although Source has received sufficient amounts of side-car boxes to introduce the Interactive Channel in Colorado Springs and Denton, there can be no assurance that Source will be able to continue to obtain a sufficient quantity of subscriber equipment, or that ICT will be able to continue to obtain the components necessary for its multimedia file server, on a timely basis or on commercially reasonable terms.

         A substantial disruption of the operations of the manufacturers of subscriber equipment or key components for the multimedia file server would have a material adverse effect on Source's operations. Although Source generally has identified alternative manufacturers in order to minimize the time required to re-establish production of subscriber equipment under such circumstances, certain of the key components used in Source's products and in ICT's multimedia file server are obtained from a single source. In the event that ICT or Source could not obtain needed equipment on a timely basis, Source's business could be materially adversely affected. In addition, because Source's suppliers of subscriber equipment are expected to be foreign manufacturers, Source will be subject to risks related to international regulatory requirements, export restrictions, tariffs and other trade barriers and fluctuations in currency exchange rates.

  Proprietary Rights and Intellectual Property

         Patents. The deployment and operation of the Interactive Channel utilizes technology owned by ICT. The technology is the subject of three United States patents issued to ICT and expiring in 2005, 2007 and 2008, respectively, and two Canadian patents. The ICT patents issued in the United States protect a system for delivering still-frame television images and accompanying audio to television viewers in response to viewer requests. This protection covers multiple transmission media, including UHF, microwave, cable line and satellite. The patents cover technology within such a system that enables different viewers to receive video images over different television channels. In addition, the patents include protection for the implementation of an interactive television system on a cable network.

         Pursuant to an agreement entered into in November 1988, ICT received a grant from the National Research Council of Canada ("NRC") to develop an on-line television system. Under the terms of this agreement, ICT was required to obtain the approval of the NRC in order to license its technology to Source. The approval was expressly conditioned upon such license being a non-exclusive license and further provided the NRC the right to rescind its approval on reasonable cause. The termination of the ICT license could have a material adverse effect on Source's ability to develop, deploy and operate the Interactive Channel. The NRC also has the right, if it determines that ICT has failed to diligently pursue commercial opportunities for the application of ICT's technology, to require ICT to grant it a license for reasonable compensation, to the extent necessary to enable the NRC to sublicense to others the use of ICT's technology.

         Source and ICT are currently working without the financial support of the NRC to translate the software supporting the ICT technology for utilization on a UNIX-based operating system. If successfully developed, Source believes that this software could make the NRC-funded software obsolete and that any licenses of this software would not be subject to the NRC rescission rights. The NRC does not have any rights to the ICT patents which are used by Source in connection with the NRC-funded ICT technology. No assurance can be given as to when or if such software translation can be completed.

         Source relies on ICT for research and development of on-line television services, the assembly of multimedia file servers and the development of certain set-top box integrated circuits. ICT is currently developing a Windows-based media production workstation that could be used by Source and others to create and edit programming for the Interactive Channel.

         Source's future success will depend in part on ICT's ability to protect and maintain the proprietary nature of its technology. In 1995, GTE Corporation and GTE MainStreet (collectively, "GTE") sued ICT seeking to invalidate ICT's United States patents that are licensed to and utilized by Source in connection with the Interactive Channel. ICT filed a counter-action against GTE claiming infringement by GTE of ICT's patents in connection with GTE's "MainStreet" on-line television channel. In early 1996, ICT and GTE settled the litigation. The settlement included an undisclosed fee paid to ICT and the grant to GTE of a license to use the ICT patents. Any resulting increase in competition as a result of the license could materially adversely affect the business of ICT and Source. However, because GTE has offered MainStreet only on cable systems that it operates to date, Source does not expect to compete with GTE for carriage agreements with other cable system operators for the foreseeable future.

         Source often enters into confidentiality or license agreements with certain of its employees, consultants and other outside parties, and generally seeks to control access to and distribution of its proprietary information. Despite these precautions, it may be possible for third parties to copy or otherwise obtain and use Source's products or technology without authorization, or to independently develop similar products and technology. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. There can be no assurance that the steps taken by Source will prevent misappropriation of its technology or that additional litigation will not be necessary in the future to enforce Source's intellectual property rights, to protect Source's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in the invalidation of Source's proprietary rights and, in any event, could result in substantial costs and diversion of management time, either of which could have a material adverse effect on Source's business.

IT NETWORK TELEPHONE BUSINESS

         Source is a sales agent for and provider of audiotext information over the telephone, which it makes available to consumers without charge through its IT Network telephone business. Source provides consumers 24- hour access to its audiotext programming, which consists of approximately 800 regularly-updated information topics, through the use of a Company-developed touch-tone menuing system. This system allows consumers to explore a variety of topics, review selected topics in more detail, switch to new topics and, in certain circumstances, immediately speak with an advertiser or other information provider using a direct-connect feature. Consumers can access Source's audiotext programming by dialing a local telephone number and entering a four-digit code associated with each information topic. These codes are grouped by category and displayed in various print media, such as Yellow Pages and advertisements.

         Source's principal IT Network telephone business product, the Network Guide, consists of approximately 800 specific information topics listed in a stand-alone insert generally bound in the front of Yellow Pages directories. The following table provides information as of March 21, 1997 regarding the distribution of a Network Guide produced by Source or a Yellow Pages directory publisher in designated market areas ("DMAs") through Yellow Pages or similar directories.

PUBLISHER                                Number of DMAs                   Number of Directories
---------                                --------------                   ---------------------
BellSouth                                       16                                  24
Donnelley                                        6                                  24
GTE                                             16                                 221
Pacific Bell                                     8                                  39
USWest                                          11                                  16
Other                                            6                                  23
                                            ------                              ------
Total                                           63                                 347
                                            ======                              ======

         Source has agreements with ten Directory Publishers for distribution through Yellow Pages directories in their respective regions of Source's printed menu of information topics or to provide audiotext services in these regions. Some of Source's earlier agreements with these and other publishers have expired or been terminated in accordance with their terms. There can be no assurance that Source will be able to obtain agreements with any publishers or to renew existing agreements with publishers on terms as favorable to Source as existing agreements. If the financial terms of any new agreements with publishers allowing for distribution of Source's printed menus were to become more costly to Source than the terms of its existing agreements, the operating losses incurred by the IT Network telephone business could increase. In addition, if Source were unable to obtain such an agreement with one of the publishers, the resulting inability of Source to continue to market its IT Network telephone business in the Yellow Pages in such publisher's region would have a material adverse effect on Source's financial condition and results of operations.

  Marketing Strategy

         In those directories in which it provides programming content, in order to promote its IT Network telephone business, Source has developed relationships with local television and radio stations. These media sponsors promote Source's IT Network telephone business to their audiences and sponsor certain of the information topics in the Network Guide. Source utilizes local radio and television personalities to provide the local news, sports and weather programming on the Network Guide. Consequently, consumers accessing local sports information on the Network Guide hear the voice of a local sportscaster. Currently, all arrangements with media sponsors are nonmonetary, with Source exchanging advertising for production programming and promotion. As of March 21, 1997, Source had media relationships with over 45 radio stations and 17 television stations, including 2 ABC affiliates, 8 CBS affiliates, 5 NBC affiliates, 1 Fox affiliate and 1 independent television station in the various markets in which it distributed the Network Guide on such date. Media sponsors may also participate in "custom pages," such as a music page offering information on current musical hits.

         The Company obtains advertising sponsors for certain of the audiotext information it provides through a sales and marketing team that combines local and national sales efforts. The Company's sales force is comprised of a Vice President of Sales, regional General Managers and direct sales representatives who are employees of the Company serving local markets.

  Audiotext Services

         As part of Source's IT Network telephone business Source provides to other parties audiotext services incorporating Source's programming. These parties or Source in turn sell the services, directly or indirectly, to their advertisers. To date, the principal buyers of these audiotext services have been Directory Publishers.

  Technology and Programming

         The Company supports its IT Network telephone business through a network that connects individual computer systems in each of the local markets via telephone line from the Company's central administration facility in Irving, Texas. Multiple telephone lines are connected to each system to process local calls. Using a wide variety of telephony protocols including ISDN, WAN, FTP, frame relay and digital and analog dial ups, the Company transmits updated information from its central administration facility to individual markets throughout the day, seven days a week.

         Information distributed widely, such as national news, weather and sports, is updated from the Company's headquarters. The Company obtains this information from various sources such as United Press International. The Company's copywriters prepare written scripts from the information, and the written scripts are then used to produce recordings with mixed background music and voice. The Company also edits and produces local advertisers' messages. The finished audio recording is loaded into a central computer system and transmitted to the individual markets throughout the day. The information is available to callers immediately after it has been updated. A majority of the audiotext information delivered over the Company's IT Network telephone business is produced at the Company's headquarters.

         Local media personalities are able to update the local programming by using any touch-tone telephone. Local news, weather and sports information typically is provided by a local network television station, and a variety of concert, top ten music lists and event information is provided by local radio stations.

  Publisher Agreements

         The Company's historical arrangements with Directory Publishers have ranged from strategic operating agreements covering multiple directories pursuant to which the publisher and the Company share revenues generated by the Network Guide to directory-specific contracts in which the Company purchases pages from the publisher. The key agreements between the Company and the publishers relating to the IT Network telephone business are summarized below.

         BellSouth. In August 1996, Source and BellSouth executed a new agreement with a 5-year term under which Source is the sales agent for all BellSouth audiotext services and provides certain content information and customer services. Source earns a commission on advertising sales in 24 directories. In addition, Source earns a set fee per advertiser per year for certain customer services performed. During 1996, Network Guide monetary revenues generated from advertisers in the BellSouth region accounted for approximately 23 percent of Source's monetary revenues.

         Donnelly. In October 1996, Donnelly and the Company entered into a sales agency agreement whereby the Company acts as a sales agent for soliciting advertisers for the Network Guide in exchange for a sales commission from Donnelly for each advertising contract sold by the Company. In connection therewith, the parties also entered into a services agreement whereby the Company assumed certain of Donnelly's operational responsibilities for its audiotext business and under which Donnelly is obligated to pay the Company a minimum of $3.2 million over the term of the agreement. Both agreements have a three year minimum.

         GTE. In December 1996, GTE and the Company entered into a sales agency agreement whereby the Company acts as a sales agent for soliciting advertisers for the Network Guide in exchange for a sales commission from GTE for each advertising contract sold by the Company. Of the total revenues which the Company expects to generate pursuant to the sales agency agreement, the Company has guaranteed GTE a minimum of approximately $3.7 million over the term of the agreement, which is a three year minimum. In connection therewith, the parties also entered into a services agreement whereby the Company assumed certain of GTE's operational responsibilities for its audiotext business. If the Company pays the minimum required amount to GTE in each of the years under the sales agency agreement, GTE has agreed to pay the Company a minimum of approximately $2.8 million for services rendered over the term of the agreement, which is a three year minimum.

         Pacific Bell. In the Pacific Bell region, the Company's arrangements vary depending on the size of the DMA. In exchange for providing audiotext messages and soliciting advertisers to sponsor the audiotext messages in markets served by the Company, the Company (i) has agreed to buy 8 to 12 pages in the front of Pacific Bell Yellow Pages directories in the largest DMAs, (ii) receives free pages in smaller DMAs and (iii) receives free pages and a fee for providing the Network Guide in the smallest DMAs. The Company currently distributes its Network Guide in the Pacific Bell region pursuant to a December 1992 master agreement that expires on September 1, 1998 unless terminated by Pacific Bell before such date on 30 days' written notice. The agreement with Pacific Bell allows Pacific Bell to obtain audiotext services and distribute audiotext products from other providers but requires the Company to obtain Pacific Bell's written consent before the Company can distribute the Network Guide in other California Yellow Pages directories. Effective January 1996, Pacific Bell and the Company amended the master agreement to reduce by almost half the page costs Source is required to pay and to exclude two small directories. Network Guide monetary revenues generated from advertisers in the Pacific Bell region accounted for approximately 20 percent of the Company's monetary revenues during 1996.

         USWest. USWest has a license that expires in August 1998 to use the Company's audiotext messages in DMAs in which the Company acts as a sales agent for USWest. In connection therewith, in July 1995, USWest and the Company entered into a sales agency agreement pursuant to which the Company acts as a non-exclusive sales agent for soliciting advertisers for the Network Guide in exchange for consideration from USWest consisting of a fixed quarterly payment of $25,000 and a sales commission for each advertising contract sold by the Company. The term of the USWest agreement runs through the end of USWest's 1996/97 Yellow Pages publication cycle. Monetary revenues generated by the Company in the USWest region accounted for 5 percent of the Company's monetary revenues during 1996.

         Because the operating margins pursuant to the USWest agreement are below the Company's minimum standard, the Company does not expect to renew the USWest agreement and anticipates that revenues related to that agreement will decline in future periods and end in the third quarter of 1998.

         Ameritech. Source's agreement with Ameritech Publishing, Inc. ("Ameritech"), which permitted the Network Guide to be included in the front of Ameritech Yellow Pages, was terminated by Ameritech effective as of February 1, 1996. On February 5, 1996, Source initiated litigation against Ameritech in Texas state court, which related to the termination. In connection with the pending settlement of this litigation, the parties have agreed to enter into a definitive agreement pursuant to which the Company will be the exclusive audiotext sales and service provider in up to 38 Ameritech Yellow Pages directories for a three year period commencing in January 1998. Network
Guide monetary revenues generated from advertisers in the Ameritech region accounted for approximately 20 percent of Source's monetary revenues during 1996.

         Others. The Company has also entered into various sales agency and services agreements with certain other Directory Publishers whereby the Company acts as a sales agent for soliciting advertisers for the Network Guide in exchange for a sales commission from the Directory Publisher or provides certain operational responsibilities for the Directory Publisher's audiotext business.

  Prior Agreements

         DonTech. Source previously published the Network Guide in directories within the DonTech region. DonTech is a joint venture for publication of directories between Ameritech and The Reuben H. Donnelley Corporation. The original agreement for Source to provide Network Guide services expired and was not renewed. Network Guide monetary revenues generated from advertisers in the DonTech region accounted for approximately 3 percent of Source's monetary revenues in 1996.

         Southwestern Bell. In the Southwestern Bell region, Source purchased pages from Southwestern Bell on which to print the Network Guide in exchange for a fee. Source's agreement with Southwestern Bell expired and Source has no further arrangement with Southwestern Bell. In 1996, monetary revenues generated from advertisers in the Southwestern Bell region accounted for approximately 4 percent of Source's monetary revenues.

COMPETITION

         In an industry characterized by extensive capital requirements and rapid technological change, the Company faces potential competition for the acceptance of its on-demand programming and services from a number of companies, most of which have significantly greater financial, technical, manufacturing and marketing resources than the Company and may be in a better position to compete in the industry. In addition, the Company faces competition for advertiser revenues from other media, including radio, television, newspapers, and magazines.

         The Interactive Channel. The Company believes that for the foreseeable future public access to on-demand television will generally be through cable system operators. Accordingly, the Company must compete with other providers of television programming to establish relationships with cable system operators to gain channel access.

         Source believes that GTE's "MainStreet" system is the only other on-demand television navigational system currently being tested in the marketplace with programming that is comparable to the Interactive Channel and that is designed to deliver programming over coaxial cable systems. GTE currently makes the service available in Newton, Massachusetts, Clearwater, Florida and Ventura, California. In early 1996, GTE and ICT agreed to a settlement to resolve the litigation with GTE. The settlement involved the granting of a license, for a fee, of the ICT patents in connection with the dismissal of the lawsuits. Any resulting increase in competition as a result of the license could materially adversely affect the business of ICT and the Company.

         The Company is aware of one other commercially available service developed by ACTV, Inc. and delivered over several cable channels that offers view selection and instant replay of television programming. Other cable interactive services developed by Ameritech (tested using ICT technology), AT&T and Viacom, Bell Atlantic (tested using ICT technology), Sega, Telecable, Time Warner and USWest are not commercially available to the knowledge of Source. Source is also aware of efforts by other companies or consortiums to develop and deliver on-demand full motion video programming. Time Warner is presently conducting a 4,000 home trial of its Full Service Network delivered over fiber optic cable in Orlando, Florida.

         NYNEX, Bell Atlantic and Pacific Telesis have formed a joint venture to offer on-demand full motion video programming to homes via telephone lines and to offer interactive services over the World Wide Web. GTE, a competitor of the Company, is part of the Americast Interactive television joint venture, which also includes Ameritech, Southwestern Bell, Southern New England Telephone, SBC Communications and The Walt Disney Company. Additionally, other companies have established joint ventures to launch interactive television enterprises, including AT&T Network Systems and Silicon Graphics, Inc. which have joined to form Interactive Digital Solutions. Source is also aware of other companies or products, such as TVOL, StarSight Telecast, Inc., NTN Communications, Inc., WebTV and World Gate that provide or are testing on-demand services that would function independently of cable system operations. At least two services, TVOL and WebTV, offer access to the Internet through the television and are currently available to consumers.

         To the extent one or more competitors is successful in developing an on-demand television service, the business of the Company could be materially adversely affected. The Company believes that, for the foreseeable future, the public's access to on-demand television will generally be achieved through cable system operators. Therefore, the Company must compete with other potential on-demand television service providers, as well as other sources of programming, to establish relationships with cable system operators. In addition, the on-demand television industry and the Interactive Channel face competition for consumer usage from personal computer on-demand services. Many of those seeking to develop an on-demand television service are also seeking to develop, or have shifted their development efforts to, personal computer on-demand services, in particular, those offered over the Internet's World Wide Web. Thus, the Company faces competition in the interactive and on-line services market from companies in both the on-demand television and on-demand personal computer services industries.

         IT Network telephone business. The Company is aware of other companies currently offering some of the information services provided over the Company's IT Network telephone business. Consumers can call a variety of "900" services for information provided by, among others, Dow Jones & Company, Inc., AT&T, GTE and certain major newspaper publishers. Callers are generally charged for calls to these "900" services. In most of its markets, the Company is aware of a number of companies, local newspapers or radio stations that provide free on-demand telephone programming similar to that offered on the Company's IT Network telephone business. Other competitors, such as Brite Voice Interactive Communications, Inc., some of the RBOCs, certain independent directories and a subsidiary of Century Telephone Enterprises, and others have indicated an intent to do so. Brite Voice has taken over services previously provided by the Company to BellSouth and Ameritech. These competitors may use RBOC or non-RBOC Yellow Pages directories, newspapers, mailers or other print media to distribute guides listing their programming services. In addition to these current providers of on-demand telephone services, potential competitors include any information service provider, as well as the RBOCs. The IT Network telephone business also faces competition from personal computer on-demand services.

EMPLOYEES

         As of March 15, 1997, the Company had a total of 153 full and part-time employees. None of the Company's employees are subject to a collective bargaining agreement. The Company has experienced no work stoppages and believes that it has good relations with its employees.

REGULATORY MATTERS

         The telecommunications and cable television industries are subject to extensive regulation by federal, state and local governmental agencies. Existing regulations were substantially affected by the recent passage of Telecommunications Act of 1996 (the "1996 Telecom Act") in February 1996. This legislation was implemented in administrative proceedings conducted by the Federal Communications Commission ("FCC") and state regulatory agencies.

         Most current regulatory and legislative activity addresses how telephone companies and cable television companies may enter new lines of business, the manner in which they can participate in new lines of business and the rates they can charge consumers. Local exchange carriers, including the RBOC's, will be facing more serious competition and will be able to enter new markets. Cable television companies are now also permitted to provide telephone service. The outcome of pending federal and state administrative proceedings may also affect the nature and extent of competition that will be encountered by the Company.

         The on-line information and services industry is evolving and will be affected in the future by laws, regulations and policies adopted at the federal, state and local levels of government. There are many laws, regulations and policies, both existing and proposed, at all levels of government that may impact, in varying degrees, the manner in which the Company deploys the Interactive Channel and its IT Network telephone business. Neither the outcome of these proposals, nor their impact upon the on-line information and services industry in general or on the Company in particular, can be predicted at this time.

ITEM 2.  FACILITIES AND EQUIPMENT

         Source leases approximately 19,000 square feet of office space at 8140 Walnut Hill Lane, Suite 1000, Dallas, Texas, where the Company presently conducts its corporate business activities. This lease expires in August 1997, and the Company expects to enter into a lease for approximately 9,000 square feet at that time. Source leases approximately 11,000 square feet of office space at 5400 LBJ Freeway, Dallas, Texas where it conducts the business of the Interactive Channel. This lease expires in September, 2001. The Company also subleases from GTE Directories Corporation approximately 18,500 square feet of office space at 5601 Executive Drive, Irving, Texas where it conducts the business of IT Network. This sublease expires in September, 1999. The
Company also has offices in major DMAs where it operates its IT Network telephone business at which sales representatives are based and the on-line voice response system that supports the Company's IT Network telephone business network is maintained. The sales offices are typically small and are leased on a short-term basis. The Company does not anticipate opening additional regional facilities in connection with the introduction of the Interactive Channel until it is widely deployed. The Company believes that its existing facilities are suitable to meet its requirements for the immediate future but will evaluate facilities to accommodate the Company's growth as necessary. See "Item 1. Business -- The Interactive Channel -- Equipment" for a discussion of certain equipment related to the Interactive Channel.

         The Company also leases some of the on-line voice response systems used in its IT Network telephone business from an equipment vendor that provides financing over a three-year term ending in 1997.

ITEM 3.  LEGAL PROCEEDINGS AND CLAIMS

         Lerch. On December 15, 1993, Marvin Lerch, the former Chief Executive Officer and a former shareholder of ICT, and certain of his relatives who are also former ICT Shareholders, commenced a legal proceeding in Ontario, Canada in the Ontario Court (General Division) against Source and certain executive officers of Source and a director of ICT on the grounds that the defendants took actions intended to depress the value of ICT to allow Source to acquire a portion of ICT at a favorable price. The plaintiffs seek, among other things, orders that certain actions by ICT's board were invalid; a declaration that ICT's board was incapable of managing its affairs due to conflicts of interest; an injunction against Source from voting its ICT shares for three years; purchase by the defendants of the plaintiffs' ICT shares for Cdn$20 per share or exchange of the plaintiffs' ICT shares for Source Common Shares of equal value; and damages in the amount of Cdn$8 million to compensate the plaintiffs for the reduced value of their ICT shares and damages in the amount of Cdn$6 million to compensate Mr. Lerch for the loss of certain ICT stock options. ICT disputes all of the claims and no trial date has as yet been set. The plaintiffs have amended their statement of claim for punitive damages in the amounts of Cdn$1 million against Source and an aggregate of Cdn$2 million against certain officers of Source. Although the ultimate outcome of this action cannot be determined at this time, management believes the claims are without merit and intends to vigorously defend its positions. In addition, management believes the ultimate outcome of these actions will not have a material impact on the consolidated financial condition or results of operations of Source.

         On January 25, 1994, Mr. Lerch also commenced a proceeding against ICT and several persons who are, or have been, officers and directors of ICT claiming wrongful termination of Mr. Lerch's employment with ICT and sought damages in the amount of Cdn$350,000. ICT denied the claim. The trial of this action began in London, Ontario on April 23, 1996 and was completed May 3, 1996. Judgment was rendered against ICT in the amount of Cdn$200,000. ICT's appeal of this decision was denied and ICT has applied for review of this decision before a three judge panel.

         Little. On January 17, 1997, William T. Little, a stockholder and former director of Source, and a trust of which Mr. Little is the trustee, commenced a legal proceeding in the United States District Court, Western District of Michigan, against the Company and certain of its executive officers and directors, alleging that he and various convertible noteholders converted their notes based upon misrepresentations by Source and those officers and directors. The plaintiff claims that he suffered damages in excess of $26 million because an alleged promise was made that IT would engage in a public offering of its stock for approximately $56 per share, which did not occur. The plaintiff further claims that Source offered to issue to him, during the time he was serving as a director of Source, an unspecified number of Source Common Shares in consideration of his release of any claims related to such alleged misrepresentations and that Source agreed to pay him and other noteholders an unspecified amount in equivalent interest relating to the conversion of notes. Although the ultimate outcome of this action cannot be determined at this time, the Company disputes all of the plaintiff's claims as meritless and intends to vigorously assert its position in this litigation. In addition, management believes the ultimate outcome of this action will not have a material impact on the consolidated financial condition or results of operations of the Company. The Company and each of the defendants have filed answers denying the plaintiff's allegations as well as including counterclaims against Mr. Little for breach of fiduciary duty during his tenure as a director of the Company and seeking exemplary and punitive damages.

         Revenue Canada. In June 1993, Revenue Canada, the Canadian taxing authority, sent a notice of reassessment to ICT related to Cdn$1.9 million of investment tax credits claimed in fiscal 1988. In addition, Revenue Canada demanded repayment from ICT of refundable tax credits paid for the 1988 fiscal year totaling Cdn$315,000 as well as accrued interest thereon. In January 1997, the matter was resolved. Revenue Canada reduced ICT's investment tax credits for the 1988 fiscal year by Cdn$1.1 million. In settlement of the refundable tax credits, Source committed to pay to Revenue Canada, on behalf of ICT, Cdn$371,945, consisting of Cdn$146,945 plus an approximate amount of accrued interest thereon of Cdn$225,000. Source committed to pay the sum to Revenue Canada in equal payments over a 12 month period commencing in March 1997.

         Bauer. In November 1996, Jeanna Bauer, a former employee of Source, commenced a proceeding in the United States District Court for the Southern District of Ohio, Western District at Dayton, against IT Network, Inc., alleging discrimination on the basis of sex and pregnancy and seeking reinstatement and compensatory damages in the amount of $250,000 and an equivalent amount of punitive damages. The Company denies the charges of discrimination and contends that it provided the plaintiff the standard six week maternity leave, even though the plaintiff did not technically qualify for such leave. The Company intends to vigorously assert its position in this litigation. No trial date has yet been set. In addition, management believes the ultimate outcome of these actions will not have a material impact on the consolidated financial condition or results of operations of Source.

         Others. The Company is aware of certain claims against the Company and ICT that have not developed into litigation, or if they have, are dormant. Unnamed shareholders of ICT advised the ICT directors in June 1995 that they questioned certain of the directors' actions under Ontario law. ICT's attorney responded to the shareholders' substantive points and the shareholders have not taken further action.

         Further, the Company and ICT are parties to ordinary routine litigation incidental to their business, none of which is expected to have a material adverse effect on the Company's results of operations or financial condition.

EXECUTIVE OFFICERS OF THE COMPANY

         Information regarding Source Media's executive officers including their respective ages at March 28, 1997, is set forth below.

Name                  Age    Position with the Company
----                  ---    -------------------------
Timothy P. Peters     39     Chairman of the Board and Chief Executive Officer
John J. Reed          39     President and Director
William S. Bedford    40     Chief Operating Officer and Director
Michael G. Pate       41     Chief Financial Officer and Treasurer
Maryann Walsh         49     Corporate Counsel and Secretary


         Mr. Peters has served as a director of IT since its inception in 1988 and was elected Chief Executive Officer in December 1992 and Chairman of the Board of IT in August 1994. Mr. Peters was President of IT from 1988 to 1996. Mr. Peters has served as Chairman of the Board, Chief Executive Officer and a director of the Company since June 23, 1995, the effective date of the Merger and was President from that date until 1996. In 1986, Mr. Peters founded Information Express, Co., an operator-assisted Yellow Pages company that served the Denver area, where he acted as a Vice President from 1986 to 1988.

         Mr. Reed has served as a director of IT since its inception in 1988 and as Executive Vice President of Strategic Development of IT since December 1992. Mr. Reed has served as a director of the Company since June 23, 1995, the effective date of the Merger and served as Executive Vice President from that date until 1996, when he was appointed President. From 1990 to December 1992, Mr. Reed served in various positions with IT, including Executive Vice President of Sales and Marketing. Mr. Reed was Chairman of the Board of ICT from November 1991 to October 1993. From 1986 to 1989, Mr. Reed was President of Reed & Associates, a Dallas-based real estate brokerage and professional services firm, of which he is the sole shareholder. Mr. Reed has conducted business through this firm from time to time since 1989.

         Mr. Bedford has served as a director of IT since its inception in 1988 and as Chief Operating Officer of IT since December 1992. Mr. Bedford has served as Chief Operating Officer and a director of the Company since June 23, 1995, the effective date of the Merger. From 1988 to December 1992, Mr. Bedford served in various positions with IT, including Executive Vice President, Vice President of Sales and Secretary. From October 1993, until January 1997, Mr. Bedford served as Chairman of the Board of ICT.

         Mr. Pate has served as Chief Financial Officer and Treasurer of IT since March 1992. Mr. Pate has served as Chief Financial Officer and Treasurer of the Company since June 23, 1995, the effective date of the Merger. From August 1989 to March 1992, he served as Vice President of Finance and Chief Financial Officer of Dallas Semiconductor Corporation. From 1984 to 1989, Mr. Pate held the positions of Assistant Controller and Controller at Dallas Semiconductor Corporation. From 1979 to 1981, Mr. Pate was a Senior Auditor with Ernst & Young LLP. Mr. Pate is a CPA.

         Ms. Walsh has served as Corporate Counsel of the Company since January 1995 and Secretary of the Company since March 1995. Together with Mr. Peters, she founded Information Express, Co. and served as its Corporate Counsel and Secretary. In 1981, she worked for a law firm in London, England and most recently was with a law firm in Jakarta, Indonesia from 1989 through 1994. She was also a counsel with Mobil Oil Corporation in New York City and Denver and handled U.S. Supreme Court and federal court matters for the U.S. Department of Justice.
                                     PART II

ITEM 4. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been quoted on the Nasdaq Stock Market's National Market under the symbol "SRCM" since December 8, 1995. Prior to that, the Company's Common Stock was quoted on the OTC Bulletin Board.

         The following table sets forth the high and low closing sales prices per share for the Common Stock for the periods indicated subsequent to the Merger (as adjusted to estimate the effect of the Reverse Split in the case of quotations for periods prior to October 10, 1995).


1995                                            HIGH                 LOW
                                               ------              ------
Second Quarter (beginning June 22, 1995)       $11.50              $10.50
Third Quarter                                   12.00                8.50
Fourth Quarter                                  12.88                9.13

1996

First Quarter                                  $ 9.63                7.63
Second Quarter                                  11.25                8.38
Third Quarter                                   10.88                7.38
Fourth Quarter                                  11.50                7.00


         On April 14, 1997, the last reported sale price of the Common Stock was $4.13 per share. As of April 11, 1997, there were 185 record holders of the Common Stock.

         The Company has never paid cash dividends. Management intends to retain any future earnings for the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         (in thousands, except per share data)

                                                                    YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------------------
                                                   1992         1993         1994         1995         1996
                                                 --------     --------     --------     --------     --------
STATEMENTS OF OPERATIONS DATA:
Monetary revenues                                $  5,594     $  6,431     $  9,194     $  9,342     $  8,575
Nonmonetary revenues (1)                           14,049       18,752       21,749       15,944        9,944
                                                 --------     --------     --------     --------     --------
  Total revenues                                   19,643       25,183       30,943       25,286       18,519
Monetary cost of sales                              3,509        4,456        5,248        4,937        3,485
Nonmonetary cost of sales (1)                      14,049       18,752       21,749       15,944        9,944
                                                 --------     --------     --------     --------     --------
  Total cost of sales                              17,558       23,208       26,997       20,881       13,429
                                                 --------     --------     --------     --------     --------
Gross profit                                        2,085        1,975        3,946        4,405        5,090
Selling, general and administrative expenses        5,433        6,785        8,987        7,952       11,747
Amortization of intangible assets                     139        1,656        1,684        1,031        1,031
Research and development expenses                     220        1,339        2,706        3,750        6,331
Write-down of intangible assets                        --           --        1,900           --           --
                                                 --------     --------     --------     --------     --------
Operating loss                                     (3,707)      (7,805)     (11,331)      (8,328)     (14,019)
Other (income) expense (2)                             (2)           6        1,464         (140)        (164)
Charges related to financing incentives                --        2,026           --        1,581           --
Net loss                                           (4,303)      (9,918)     (12,857)      (9,769)     (13,855)
Preferred stock dividends                              --          769        1,621          833           --
                                                 --------     --------     --------     --------     --------
Net loss attributable to common shareholders     $ (4,303)    $(10,687)    $(14,478)    $(10,602)    $(13,855)
                                                 ========     ========     ========     ========     ========
Net loss per common share                        $  (1.20)    $  (2.66)    $  (3.22)    $  (1.65)    $  (1.39)
                                                 ========     ========     ========     ========     ========
Weighted average common shares
outstanding                                         3,599        4,022        4,498        6,413        9,935
                                                 ========     ========     ========     ========     ========

                                                                      AS OF DECEMBER 31,
                                                 ----------------------------------------------------------
                                                   1992         1993         1994        1995        1996
                                                 --------     --------     --------     -------    --------
BALANCE SHEET DATA:
Cash and cash equivalents                        $    297     $  1,235     $    127     $17,479    $  4,303
Working capital (deficit)                          (6,040)      (3,329)      (7,608)     12,223        (466)
Total assets                                       10,992       13,248        8,219      24,195      15,897
Long-term debt and capitalized lease
  obligations (including current maturities)        4,917          701          653         219       4,720
Redeemable convertible preferred stock (3)             --       10,065       16,236          --          --
Total stockholders' equity (capital
  deficiency) (3)                                  (4,569)      (8,202)     (21,965)     13,037          30

(1) Nonmonetary revenues and nonmonetary cost of sales associated with barter transactions are included in the consolidated statements of operations at the estimated fair values of advertising time and information content received. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of Notes to the Consolidated Financial Statements.

(2) Includes $1,479,000 of expenses related to a discontinued public offering for the year ended December 31, 1994.

(3) All of the outstanding redeemable convertible preferred stock was converted to Common Stock as part of the Merger. See Note 1 of Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Source is a provider of information and services to consumers through the television and telephone. In September 1996, in Colorado Springs, Colorado, Source commercially introduced the Interactive Channel, its television programming service which provides a range of on-demand information and services to consumers utilizing cable television and telephone lines. In November 1996, Source also commercially introduced the Interactive Channel in Denton, Texas. Source utilizes ICT's interactive television system to deliver the Interactive Channel. Source has announced distribution agreements for the Interactive Channel with three cable operators, Marcus Cable Company, L.P., Cablevision Systems Corporation and Century Communications Corporation, and is currently offering the Interactive Channel on the systems of two of these operators. The Interactive Channel offers over 60 interactive programs including on demand local and national news, sports and weather, home shopping with companies such as J.C. Penney, Hallmark Connections and Waldenbooks, interactive Yellow Pages, television and movie guides, travel information and games.

         Since 1988, Source has been delivering audiotext information to consumers through the touch-tone telephone. Through its IT Network telephone business, Source provides consumers with information on demand, such as news, weather and sports, together with topical information for health, legal and other matters of consumer interest. Source's principal IT Network telephone business product, called the Network Guide, consists of approximately 800 specific information topics listed in a stand-alone insert generally bound in the front of Yellow Pages directories distributed by certain Regional Bell Operating Companies or their affiliates or other Yellow Pages publishers.

         The Company has earned monetary revenues through advertising sponsorships in the Network Guide, which are recorded as unearned income when billed and recognized on a straight-line basis as earned over the terms of the respective contracts (which are typically from 3 to 12 months). The Company also has earned monetary revenues from sales of audiotext services, principally its Consumer Tips service, to certain of the RBOCs or Directory Publishers. In the future, the Company believes a significant portion of its monetary revenues will be generated from Interactive Channel fees generated by subscribers and advertisers.

         Historical revenues generated from the IT Network telephone business have been predominantly nonmonetary. In each of its markets, the Company has entered into nonmonetary barter agreements with local television and radio stations. These media sponsors provide the Company with advertising time on their stations and update local news, weather and sports programming on the IT Network telephone business in exchange for promotional messages on the IT Network telephone business and print advertisements in the Network Guide. Revenues and cost of sales associated with these nonmonetary barter transactions are included in the Company's consolidated statements of operations at the estimated fair value of the on-air advertisements and information content provided to the Company by media sponsors. The amount of nonmonetary revenues has declined in 1996 because of the expiration of the agreement with Southwestern Bell Yellow Pages, Inc. ("Southwestern Bell"), the termination of the agreement with Ameritech Publishing, Inc. ("Ameritech") and the decision by the Company to reduce the amount of space devoted to information provided by media sponsors in the Network Guide.

         On June 23, 1995, IT merged with a wholly-owned subsidiary of HB Communications Acquisition Corp., which changed its name to Source Media, Inc. Pursuant to the Merger, the outstanding common stock and preferred stock of IT was converted into common stock of the Company. The results of operations and financial position of the Company for periods and dates prior to the Merger are the historical results of operations and financial position of IT for such periods and dates. For accounting and financial reporting purposes, the Company has reflected in its consolidated financial statements the assets, liabilities and equity of IT at their historical book values.

         On January 14, 1997, the Company acquired all of the outstanding shares that it did not already own of ICT in exchange for 1,390,000 shares of the Company's common stock, making ICT a wholly-owned subsidiary of the Company. ICT owns the patented technology utilized by the Company for the Interactive Channel and provides research and development services for the Company. The Company's historical consolidated results of operations and financial condition include ICT as the Company previously owned a majority interest in ICT until the acquisition of the remaining interest.

YEARS ENDED DECEMBER 31, 1996 AND 1995

         Monetary revenues declined eight percent to $8.6 million for the year ended December 31, 1996 from $9.3 million for the year ended December 31, 1995. The net decline of $767,000 included declines of $1.5 million attributable to the Network Guide product and $884,000 attributable to the Company's Consumer Tips service. These declines were partially offset by (i) increases of $1.0 million in revenues attributable to product development trials of the Interactive Channel and license fees from ICT technology, and (ii) $597,000 related to the Company's other audiotext services.

         The decline in Network Guide monetary revenues primarily reflects the termination of distribution of the Network Guide in 18 DMAs, eight of which are located within the Southwestern Bell region, six of which are located within the Ameritech region, three of which are located within the DonTech region and one of which is located in the BellSouth region. Total Network Guide revenues within the 18 terminated DMAs were $1.1 million for the year ended December 31, 1996 and $2.8 million for the year ended December 31, 1995. These declines were partially offset by increases of $137,000 related to 12 new DMAs in which the Network Guide is distributed and $54,000 in the Company's other 41 existing DMAs.

         Until February 1, 1996, the Company published the Network Guide in Yellow Pages directories in certain DMAs within the Ameritech region and produced the related audiotext messages in exchange for a share of the Network Guide revenues generated in those DMAs. The Company's agreement with Ameritech was terminated by Ameritech, and the Network Guide has not been included in any Ameritech Yellow Pages directories published after September 1996. Accordingly, revenues in those Ameritech DMAs will end in the third quarter 1997 due to the conclusion of revenue from Network Guide contracts in effect prior to the termination of the Ameritech agreement. In early 1997, in connection with the pending settlement of litigation between the parties, the Company and Ameritech agreed to enter into a definitive agreement pursuant to which the Company will be the exclusive audiotext sales and service provider in up to 38 Ameritech Yellow Pages directories for a three year period commencing in January 1998. Total monetary revenues for both the Network Guide and Consumer Tips products in the Ameritech region accounted for approximately 20 and 32 percent of the Company's monetary revenues in 1996 and 1995, respectively. The Company expects to partially offset such revenue declines in future periods with revenues generated through (i) its recently-signed sales agency agreement with The Reuben H. Donnelly Corporation ("Donnelly") to sell the Network Guide in Yellow Pages published by Donnelly in five top-100 DMAs in the mid-Atlantic region,
(ii) its recently-completed purchase of certain assets from Donnelly and a related audiotext service contract with Donnelly under which the Company will provide audiotext services in Yellow Pages published by Donnelly in eight top-100 DMAs located throughout the United States, (iii) its recently-signed sales agency agreement with GTE Directories Corporation ("GTE") to sell the Network Guide in Yellow Pages published by GTE in four top-100 DMAs located throughout the United States, (iv) its recently-completed purchase of certain assets from GTE and a related audiotext service contract with GTE under which the Company will provide audiotext services in Yellow Pages published by GTE in 9 top-100 DMAs located throughout the United States, and (v) its recently-signed sales agency agreement with Southern New England Telephone ("SNET") to sell the Network Guide in Yellow Pages published by SNET in a top-100 DMA located in the northeastern United States.

         The decline in Consumer Tips revenues is the result of the February 1996 termination of the Company's agreement with Ameritech. Consumer Tips revenues, which were $213,000 and $1.1 million for the years ended December 31, 1996 and 1995, respectively, ended completely in the second quarter of 1996.

         Nonmonetary revenues and nonmonetary cost of sales declined 38 percent to $9.9 million for the year ended December 31, 1996 from $15.9 million for the year ended December 31, 1995. Substantially all of this $6.0 million decline in nonmonetary revenues and nonmonetary cost of sales occurred because of the termination of distribution agreements in certain DMAs and because, in other DMAs, the Company reduced the amount of space devoted to information provided by media sponsors in its Network Guide and, accordingly, renewed its barter contracts with such media sponsors for lesser amounts of promotional advertising.

         Monetary cost of sales declined 29 percent to $3.5 million for the year ended December 31, 1996 from $4.9 million for the year ended December 31, 1995. In certain RBOC regions, the Company has operated under comprehensive Network Guide agreements whereby the Company has agreed to share a portion of its advertising revenues with the RBOC in return for pages in the RBOC's Yellow Pages directories and use of the RBOC's audiotext equipment and telephone lines. As DMAs within an RBOC region become governed by such a Network Guide agreement, the Company's monetary cost of sales reflect increasing revenue sharing expense and declining Yellow Pages purchase expense and telephone line charges in such RBOC region. Monetary cost of sales for the years ended December 31, 1996 and December 31, 1995 was primarily comprised of (i) revenue sharing expenses associated with Network Guide agreements with Ameritech, DonTech and BellSouth of $1.9 million and $2.0 million, respectively, a nine percent decrease, resulting from lower monetary revenues in certain RBOC regions pursuant to revenue-sharing operating agreements, (ii) operations personnel salaries of $494,000 and $584,000, respectively, a 15 percent decrease, (iii) Yellow Pages purchase expenses of $454,000 and $1.2 million, respectively, a 63 percent decrease, reflecting the discontinuation of distribution in all eight DMAs within the Southwestern Bell region as well as lower Yellow Pages purchase prices and the Company's decision to purchase fewer pages in the Pacific Bell region, (iv) telephone line charges of $292,000 and $369,000, respectively, a 21 percent decrease, primarily reflecting fewer DMAs in the Southwestern Bell region, and (v) satellite broadcasting charges of $141,000 and $357,000, respectively, a 60 percent decline, reflecting the Company's decision in 1996 to update its audiotext systems via telephone lines rather than satellites. Monetary cost of sales attributable to the Interactive Channel were minimal as the related revenues primarily consisted of sales of programming and license fees.

         Selling, general and administrative expenses, including amortization of intangible assets increased 42 percent to $12.8 million for the year ended December 31, 1996 from $9.0 million for the year ended December 31, 1995. This increase resulted primarily from increased subscriber acquisition costs associated with the commercial introduction of the Company's Interactive Channel. These costs included such items as advertising agency creative fees, television production costs of commercials and an infomercial, promotional, direct mail and newspaper advertising fees.

         Research and development expenses increased 72 percent to $6.3 million for the year ended December 31, 1996 from $3.8 million for the year ended December 31, 1995. This increase occurred due to (i) the addition of personnel by the Company and by ICT to support business development activities as well as to continue the development of cable converter boxes which will be deployed in Interactive Channel subscriber households, (ii) the continued modification of the ICT on-line television technology to operate on a UNIX-based platform which increases the speed and capacity of the Interactive Channel headend equipment,
(iii) the continued development of a Windows-based media presentation workstation that could be used by the Company and others to create and edit programming for the Interactive Channel, and (iv) other related development activities associated with the commercial introduction of the Interactive Channel.

         Other Income and Expenses. Net interest income was $175,000 for the year ended December 31, 1996 compared with net interest expense of $137,000 for the same period in 1995, reflecting interest earned during 1996 on the proceeds from a public offering of the Company's common stock in December 1995. The Company incurred $1.6 million of charges related to financing incentives during 1995 as a result of the issuance of certain warrants in January 1995 and in connection with interim financings in May 1995.

YEARS ENDED DECEMBER 31, 1995 AND 1994

         Monetary revenues increased two percent to $9.3 million for the year ended December 31, 1995 from $9.2 million for the year ended December 31, 1994. The net increase of $148,000 included an increase of $1.2 million attributable to the Network Guide product, partially offset by a decline of $847,000 in revenues earned by Cableshare and a decline of $242,000 attributable to the Company's Consumer Tips service. The increase in Network Guide monetary revenues was generated by expansion in 19 new designated market areas ("DMAs") and slightly increased monetary revenues among the Company's 37 other DMAs. Revenue increases in certain existing DMAs occurred primarily because of (i) the creation of a sales force focusing exclusively on selling health and legal advertising, (ii) the allocation of additional resources to target national advertisers and (iii) the centralization of customer service operations, which has allowed the sales force more time to engage in selling activities. The decline in ICT's revenues in 1995 compared to 1994 reflects hardware sales and consulting services delivered by ICT in 1994 to Bell Atlantic in connection with Bell Atlantic's interactive Yellow Pages trial, which did not recur in 1995. Decreased Consumer Tips revenues in the BellSouth region for the 1995 period, resulting from the non-renewal of the Company's contract with BellSouth, were partially offset by increasing Consumer Tips revenues in the Ameritech region. There were $13,000 in revenues recorded for BellSouth Consumer Tips in the year ended December 31, 1995, compared with $555,000 in the year ended December 31, 1994.

         Nonmonetary revenues and nonmonetary cost of sales declined 27 percent to $15.9 million for the year ended December 31, 1995 from $21.7 million for the year ended December 31, 1994. Substantially all of this $5.8 million decline occurred because, in certain DMAs, the Company reduced the amount of space in its Network Guide printed menu of available programming devoted to information provided by media sponsors and, accordingly, renewed its barter contracts with such media sponsors for lesser amounts of promotional advertising.

         Monetary cost of sales declined six percent to $4.9 million for the year ended December 31, 1995 from $5.2 million for the year ended December 31, 1994. In certain RBOC regions, the Company has operated under comprehensive Network Guide agreements whereby the Company has agreed to share a portion of its advertising revenues with the RBOC in return for pages in the RBOC's Yellow Pages directories and use of the RBOC's audiotext equipment and telephone lines. As DMAs within an RBOC region become governed by such a Network Guide agreement, the Company's monetary cost of sales reflect increasing revenue sharing expense and declining Yellow Pages purchase expense and telephone line charges in such RBOC region. Monetary cost of sales for the years ended December 31, 1995 and December 31, 1994 was primarily comprised of (i) revenue sharing expenses associated with Network Guide agreements with Ameritech, DonTech and BellSouth of $2.0 million and $1.9 million, respectively, an eight percent increase, resulting from higher monetary revenues in certain RBOC regions pursuant to revenue-sharing operating agreements, (ii) Yellow Pages purchase expenses of $1.2 million and $1.2 million, respectively, a two percent increase, reflecting lower Yellow Pages purchase expense in those regions operating pursuant to revenue sharing agreements, offset by increased Yellow Pages purchase expense attributable to the Company's expansion in the Pacific Bell region, (iii) operations personnel salaries of $584,000 and $812,000, respectively, a 28 percent decrease, reflecting certain cost-cutting measures implemented by the Company in the last six months of 1994, (iv) telephone line charges of $369,000 and $444,000, respectively, a 17 percent decrease reflecting certain cost-cutting measures implemented by the Company in the last six months of 1994 and (v) satellite broadcasting charges of $357,000 and $358,000, respectively, nearly unchanged.

         Selling, general and administrative expenses, including amortization of intangible assets and write-down of intangible assets, declined 29 percent to $9.1 million for the year ended December 31, 1995 from $12.6 million for the year ended December 31, 1994. This decline resulted primarily from (i) the nonrecurrence of a $1.9 million write-down of intangible assets recorded during the year ended December 31, 1994 to reflect impairment of the value of such assets in that period, (ii) lower amortization of intangible assets of $653,000 resulting from such write-down, (iii) lower administrative expenses of $539,000 resulting from certain cost-cutting measures implemented by the Company in the last six months of 1994, (iv) the nonrecurrence of $456,000 of expense incurred in 1994 related to the issuance of warrants to an outside advisory committee that assists the Company in certain matters ("Advisory Warrants") and (v) the nonrecurrence of $415,000 of expense incurred in 1994 related to a demand made by

Revenue Canada for repayment of certain refundable tax credits taken by ICT in 1988. These declines were partially offset by increased administrative expenses during 1995 attributable to ICT.

         Research and development expenses increased 39 percent to $3.8 million for the year ended December 31, 1995 from $2.7 million for the year ended December 31, 1994. This increase was the result of the addition of personnel both within the Company and at ICT required to support business development activities as well as to begin development of cable converter boxes, the modification of the ICT on-line television technology to operate on a UNIX-based platform, and the development of a Windows-based media presentation workstation.

         Other Income and Expenses. Net interest expense declined 54 percent to $137,000 for the year ended December 31, 1995 from $296,000 for the same period in 1994 as the Company fulfilled certain interest expense obligations effective in June 1995. The Company incurred $1.6 million of charges related to financing incentives during 1995 as a result of the issuance of certain warrants in January 1995 and in connection with interim financings in May 1995. Included in other (income) expense for 1994 was a non-recurring expense of $1.4 million related to a discontinued public offering.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has experienced substantial operating losses and net losses as a result of its efforts to develop, deploy and support its IT Network telephone business and to develop and conduct trials of the Interactive Channel. As of December 31, 1996, the Company had an accumulated deficit of approximately $56.9 million and had used cumulative net cash in operations of $37.3 million. The difference at December 31, 1996 between the accumulated deficit and cumulative net cash used in operations since inception was attributable to (i) $16.8 million of nonmonetary charges related to financing incentives, write-down of intangible assets, depreciation and amortization and other non-cash expenses and (ii) $2.8 million of unearned income, accounts payable and accrued liabilities in excess of accounts receivable, prepaid expenses and inventory. Source expects that these losses will increase in 1997 as a result of, among other things, its continuing expenditures relating to its efforts to commercially introduce, deploy and enhance the Interactive Channel. Source expects to continue to incur operating losses through 1997 in excess of the amount of the operating losses experienced in past years and may incur operating losses at similar or greater levels thereafter.

         The Company's primary source of liquidity is its cash and cash equivalents, which totaled $4.3 million at December 31, 1996. Since its inception, the Company has financed its operations primarily through an aggregate $65.5 million raised from various financing activities, including the incurrence of debt and issuance of the Company's common stock and preferred stock. In June 1995, the Company consummated the Merger whereby $7.2 million of cash, net of redemptions and expenses, became available to the Company. In connection with the Merger, $4.1 million of debt, and accrued interest thereon, was retired and all of the Company's preferred stock was converted into Common Stock. In December 1995, the Company completed a public offering of 2,350,000 shares of Common Stock for net proceeds of $21,850,000, of which the Company used approximately $3.0 million to repurchase shares of Common Stock from a stockholder.

         In October 1996, the Company acquired certain audiotext servicing assets from Donnelly for an aggregate purchase price of $750,000, of which $600,000 was paid in October 1996 and $150,000 is payable in June 1997. In December 1996, the Company acquired certain audiotext servicing assets from GTE for an aggregate purchase price of $1.8 million, of which $600,000 was paid in December 1996 and $1.2 million is payable in $600,000 installments due in May 1997 and August 1997. The Company may consider additional strategic acquisitions in either of its lines of business from time to time. Although there can be no assurance that the Company will consummate any such transactions, to the extent that it does so, such acquisitions would require the Company to expend funds, issue additional equity securities or incur additional debt. The incurrence of additional indebtedness by the Company could result in a substantial portion of the Company's operating cash flow being dedicated to the payment of principal and interest on such indebtedness, could render the Company more vulnerable to competitive pressures and economic downturns and could impose restrictions on the Company's operations.

         On April 3, 1996, the Company issued a senior note (the First Tranche
Note) in the principal amount of $5.0 million and a warrant (the First Tranche Warrant) which entitled the holder thereof to purchase 500,000 shares of the Company's common stock at a purchase price of $10.21 per share. On September 30, 1996, and March 31, 1997, the Company issued additional senior notes in the amounts of $326,806 and $350,090, respectively, for the payment of interest on the First Tranche Note. The First Tranche Note and the additional senior notes (collectively, the "Aggregate First Tranche Notes") were due on March 31, 2001 and bore interest at the rate of 13% per annum through March 31, 1998 and 12% thereafter.

         On April 9, 1997, the Company received cash proceeds of $15.0 million upon the issuance of additional senior notes (the Second Tranche Notes) in the principal amount of $15.0 million and warrants (the Second Tranche Warrants) entitling the holders thereof to purchase in the aggregate 2,000,000 shares of the Company's common stock at a purchase price of $6.00 per share at any time until their expiration on March 31, 2004. Additionally, in connection with the issuance of the Second Tranche Notes and the Second Tranche Warrants, the Aggregate First Tranche Notes and the First Tranche Warrant were amended and restated to terms identical to those of the Second Tranche Notes and the Second Tranche Warrants, respectively. The amended Aggregate First Tranche Notes and the Second Tranche Notes are due on March 31, 2002 and bear interest at the rate of either: (i) 12% per annum through March 31, 1999 if paid in cash, or
(ii) 13% per annum through March 31, 1999 if paid through the issuance of additional notes, and 12% thereafter. At the option of the Company, interest payments may be made through the issuance of additional senior notes; however, to the extent interest payments are made through the issuance of additional senior notes, additional warrants to purchase .125 shares of the Company's common stock at a purchase price of $6.00 per share must also be issued to the holders of the Aggregate First and Second Tranche Notes for each dollar of principal amount of such senior notes. On March 31, 2001, the Company must make a prepayment of the notes equal to 33.33% of the then outstanding principal (together with interest accrued to date on such principal amount). The notes are secured by a lien on all of the Company's assets. Except for the required prepayment described above, the note agreement provides for a prepayment penalty and customary covenants and events of default. The Company also granted the holders of the warrants demand and "piggyback" registration rights covering the shares of the Company's common stock issuable upon exercise of the warrants.

         The Company's future capital requirements will depend on many factors, including, but not limited to, (i) the success and timing of the development, introduction and deployment of the Interactive Channel, (ii) the operating results of its IT Network telephone business, (iii) the levels of advertising required to attain a competitive position in the marketplace for its products,
(iv) the extent of market acceptance of such products, (v) the funds required by ICT and the Company to fund their costs of litigation, (vi) potential acquisitions or asset purchases and (vii) competitive factors. Following the issuance of the Second Tranche Notes, the Company believes its current resources will be sufficient to meet the Company's anticipated cash needs for working capital and capital expenditures through the end of 1997. However, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may attempt to sell additional equity securities or incur additional indebtedness. To the extent that future financing requirements are satisfied through the issuance of equity securities, Source's shareholders may experience dilution. The incurrence of additional debt financing could result in a substantial portion of Source's operating cash flow being dedicated to the payment of principal and interest on such indebtedness, could render Source more vulnerable to competitive pressures and economic downturns and could impose restrictions on Source's operations.

NET OPERATING LOSS CARRYFORWARDS

         At December 31, 1996, IT had net operating loss carryforwards of approximately $42.2 million for United States income tax purposes, which begin to expire in 2003. See Notes 1 and 9 of Notes to the Consolidated Financial Statements included elsewhere herein. The Internal Revenue Code of 1986 imposes limitations on the use of net operating loss carryforwards if certain stock ownership changes occur. As a result of the Merger, an ownership change occurred that will cause the Company's utilization of pre-Merger net operating losses to be limited to approximately $3.5 million in a given year.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements of the Company including future market trends, estimates regarding the economy and the information service industry in general and key performance indicators which impact the Company. In developing any forward-looking statements, the Company makes a number of assumptions including expectations for continued market growth, anticipated revenue and gross margin levels, and cost savings and efficiencies. If the industry's or the Company's performance differs materially from these assumptions or estimates, the Company's actual results could vary significantly from the estimated performance reflected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Report of Independent Auditors, and the consolidated financial statements of the Company and the notes thereto appear on the following pages.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The section entitled "Election of Directors" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 21, 1997 sets forth certain information with respect to the directors of the Company and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption "Executive Officers of the Company" in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

         The section entitled "Executive Compensation" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 21, 1997 sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

         The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 21, 1997 sets forth certain information with respect to the ownership of the Company's Common Stock and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         The section entitled "Certain Transactions" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 21, 1997 sets forth certain information with respect to certain business relationships and transactions between the Company and its directors and officers and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this report:

         (1)      Financial Statements included in Item 8 herein:
                  Report of Independent Auditors
                  Consolidated Balance Sheets as of December 31, 1995 and 1996 Consolidated Statements of Operations for the years ended December 31, 1994, 1995 and 1996 Consolidated Statements of Stockholders' Equity (Capital Deficiency) for the years ended
                           December 31, 1994, 1995, and 1996
                  Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995, and 1996 Notes to Consolidated Financial Statements

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

(b) Report on Form 8-K filed on December 30, 1996 reporting acquisition by IT of certain assets from GTE Directories Corporation for $1,800,000.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, Source Media, Inc. has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SOURCE MEDIA, INC.
Date:  April 14, 1997



                               By /s/ TIMOTHY P. PETERS
                                 -----------------------------------------------
                                                Timothy P. Peters
                               Chairman of the Board and Chief Executive Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

     SIGNATURE                        TITLE                    DATE
     ---------                        -----                    ----
/s/ TIMOTHY P. PETERS
------------------------    Chairman of the Board and     April 14, 1997
Timothy P. Peters           Chief Executive Officer

/s/ WILLIAM S. BEDFORD
------------------------    Chief Operating Officer       April 14, 1997
William S. Bedford          and Director

/s/ JOHN J. REED
------------------------    President and Director        April 14, 1997
   John J. Reed

/s/ MICHAEL G. PATE
------------------------    Chief Financial Officer       April 14, 1997
  Michael G. Pate           and Treasurer
                            (Principal Financial and
                            Accounting Officer)

/s/ JOHN F. BARING
------------------------    Director                      April 14, 1997
  John F. Baring

/s/ ALAN M. FLAHERTY
------------------------    Director                      April 14, 1997
 Alan M. Flaherty

/s/ JAMES L. GREENWALD
------------------------    Director                      April 14, 1997
James L. Greenwald

/s/ RHODRIC C. HACKMAN
------------------------    Director                      April 14, 1997
Rhodric C. Hackman

/s/ DAVID L. KUYKENDALL
------------------------    Director                      April 14, 1997
David L. Kuykendall

/s/ MICHAEL J. MAROCCO
------------------------    Director                      April 14, 1997
Michael J. Marocco

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Source Media, Inc.

We have audited the accompanying consolidated balance sheets of Source Media, Inc. (the Company) as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity (capital deficiency), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Source Media, Inc., at December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                       /s/ ERNST & YOUNG LLP

Dallas, Texas
February 7, 1997, except for Note 5 and the last paragraph of Note 6, for which the date is April 9, 1997

                               SOURCE MEDIA, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1995          1996
                                                             -----------   -----------
Current assets:
   Cash and cash equivalents .............................   $17,479,223   $ 4,302,943
    Restricted investments................................          --         611,182
    Trade accounts receivable, less allowance for doubtful
       accounts ..........................................     1,076,239       956,078
    Deferred expenses ....................................       889,393       729,819
    Prepaid expenses and other current assets ............       892,234     1,167,201
                                                             -----------   -----------
       Total current assets ..............................    20,337,089     7,767,223
Property and equipment:
    Production equipment .................................     2,421,816     3,951,502
    Computer equipment ...................................       927,672     1,937,826
    Other equipment ......................................       960,446     2,520,885
    Furniture and fixtures ...............................       120,544       128,235
                                                             -----------   -----------
                                                               4,430,478     8,538,448
Accumulated depreciation and amortization ................     2,670,017     3,576,999
                                                             -----------   -----------
                                                               1,760,461     4,961,449
Intangible assets:
    Patents ..............................................     3,597,989     3,597,989
    Goodwill .............................................     3,010,137     3,010,137
    Contract rights ......................................          --       1,121,000
                                                             -----------   -----------
                                                               6,608,126     7,729,126
Accumulated amortization .................................     4,510,434     5,541,770
                                                             -----------   -----------
                                                               2,097,692     2,187,356
Other non-current assets .................................          --         980,745
                                                             -----------   -----------
    Total assets .........................................   $24,195,242   $15,896,773
                                                             ===========   ===========

                               SOURCE MEDIA, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             DECEMBER 31,
                                                                    ----------------------------
                                                                        1995            1996
                                                                    ------------    ------------
Current liabilities:
   Trade accounts payable ......................................... $  1,296,516    $    917,462
   Accrued payroll ................................................      258,734         420,926
   Other accrued liabilities ......................................    1,650,091       1,483,373
   Amounts payable related to acquisitions ........................         --         1,350,000
   Unearned income ................................................    4,724,957       3,976,244
   Current portion of capital lease obligations ...................      184,175          85,683
                                                                    ------------    ------------
      Total current liabilities ...................................    8,114,473       8,233,688

Long-term debt, net of discount ...................................         --         4,612,021
Capital lease obligations .........................................       35,039          22,706
Commitments and contingencies
Minority interests in consolidated subsidiaries ...................    3,618,629       3,665,104
Note receivable and accrued interest from minority
   stockholder, net of discount ...................................     (610,175)       (666,931)
                                                                    ------------    ------------
                                                                       3,008,454       2,998,173
Stockholders' equity:
   Common stock, $.001 par value
   Issued shares - 10,303,556 and 10,327,041 shares as of
    December 31, 1995 and 1996, respectively ......................       10,304          10,327
   Less treasury stock at cost - 356,200 and 381,351 shares as of
    December 31, 1995 and 1996, respectively ......................   (3,515,563)     (3,757,641)
   Capital in excess of par value .................................   59,955,392      60,815,785
   Accumulated deficit ............................................  (43,076,663)    (56,931,832)
   Foreign currency translation ...................................      (34,619)          3,737
   Notes receivable and accrued interest from stockholders ........     (301,575)       (110,191)
                                                                    ------------    ------------
      Total stockholders' equity ..................................   13,037,276          30,185
                                                                    ------------    ------------
Total liabilities and stockholders' equity ........................ $ 24,195,242    $ 15,896,773
                                                                    ============    ============




                            See accompanying notes.

                               SOURCE MEDIA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Year Ended December 31,
                                             --------------------------------------------
                                                 1994            1995            1996
                                             ------------    ------------    ------------
Monetary revenues ........................   $  9,194,068    $  9,341,720    $  8,574,823
Nonmonetary revenues .....................     21,748,976      15,944,656       9,944,082
                                             ------------    ------------    ------------
        Total revenues ...................     30,943,044      25,286,376      18,518,905
Monetary cost of sales ...................      5,247,685       4,936,729       3,485,045
Nonmonetary cost of sales ................     21,748,976      15,944,656       9,944,082
                                             ------------    ------------    ------------
        Total cost of sales ..............     26,996,661      20,881,385      13,429,127
                                             ------------    ------------    ------------
Gross profit .............................      3,946,383       4,404,991       5,089,778
Selling, general, and administrative
        expenses .........................      8,987,438       7,951,837      11,747,155
Amortization of intangible assets ........      1,684,353       1,031,337       1,031,337
Research and development expenses ........      2,705,557       3,750,244       6,330,745
Write-down of intangible assets ..........      1,900,000            --              --
                                             ------------    ------------    ------------
                                               15,277,348      12,733,418      19,109,237
                                             ------------    ------------    ------------
Operating loss ...........................    (11,330,965)     (8,328,427)    (14,019,459)
Interest expense .........................        417,587         354,333         614,037
Interest income ..........................       (122,011)       (217,284)       (788,629)
Other (income) expense ...................      1,463,571         (24,782)        (36,173)
Minority interests in earnings (losses)
 of consolidated subsidiaries ............       (232,891)       (252,689)         46,475
Charges related to financing
        incentives .......................           --         1,581,250            --
                                             ------------    ------------    ------------
Net loss .................................    (12,857,221)     (9,769,255)    (13,855,169)
Preferred stock dividends ................      1,621,240         832,651            --
                                             ------------    ------------    ------------
Net loss attributable to common
        stockholders .....................   $(14,478,461)   $(10,601,906)   $(13,855,169)
                                             ------------    ------------    ------------
Net loss per common share ................   $      (3.22)   $      (1.65)   $      (1.39)
                                             ============    ============    ============

Weighted average common shares
        outstanding ......................      4,498,298       6,412,690       9,935,455
                                             ============    ============    ============




                            See accompanying notes.

                               SOURCE MEDIA, INC.

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)



                                                                                                Notes      Total
                                                                  Capital In                   Foreign   Receivable   Stockholders'
                                                      Treasury     Excess of     Accumulated   Currency     From     Equity (Capital
                                    Common Stock        Stock      Par Value       Deficit   Translation Stockholders  Deficiency)
                                 -------------------   -------    -----------    ----------- ----------- ------------ --------------
                                  Shares     Amount
                                 ---------   -------
Balance at December 31,
  1993 .......................   4,509,922     4,510   (10,000)    12,242,740    (20,450,187)    63,012    (52,513)    (8,202,438)

Issuance of common stock
  upon exercise of stock
  options ....................       4,583         5      --            3,460           --         --         --            3,465

Issuance of common stock
  to acquire patents .........       6,324         6      --           99,994           --         --         --          100,000

Issuance of warrants for
  services provided ..........        --        --        --          456,250           --         --         --          456,250

Nonmonetary employee
  compensation related
   to stock options ..........        --        --        --          231,250           --         --         --          231,250

Dividend-in-kin ($0.20
   per Series A preferred
  share) .....................        --        --        --       (1,117,957)          --         --         --       (1,117,957)

Dividend-in-kin ($0.21
  per Series B preferred
  share) .....................        --        --        --         (503,283)          --         --         --         (503,283)

Accrued interest on note
  receivable from
  stockholder ................        --        --        --             --             --         --       (5,000)        (5,000)

Net loss .....................        --        --        --             --      (12,857,221)      --         --      (12,857,221)

Foreign currency
  translation ................        --        --        --             --             --      (70,533)      --          (70,533)
                                 ---------   -------   -------    -----------    -----------    -------    -------    -----------
Balance at December 31,
  1994 .......................   4,520,829     4,521   (10,000)    11,412,454    (33,307,408)    (7,521)   (57,513)   (21,965,467)

                               SOURCE MEDIA, INC.

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
                                  (CONTINUED)

                                                                                                                           Total
                                                                                                             Notes     Stockholders'
                                                                 Capital In                    Foreign     Receivable     Equity
                                                   Treasury      Excess of      Accumulated    Currency       From       (Capital
                               Common Stock          Stock        Par Value       Deficit    Translation  Stockholders  Deficiency)
                          ---------------------    ----------    -----------    -----------  -----------  ------------ -------------
                            Shares     Amount
                          ----------    -------
Issuance of common
  stock upon exercise
  of stock options ....       84,639         85          --          254,685           --            --      (225,000)       29,770

Nonmonetary
  employee
  compensation related
  to stock options ....         --         --            --           46,875           --            --          --          46,875

Dividend-in-kind
  ($0.10 per Series A
   preferred share) ...         --         --            --         (564,022)          --            --          --        (564,022)

Dividend-in-kind
  ($0.13 per Series B
  preferred share)  ...         --         --            --         (268,629)          --            --          --        (268,629)

Issuance of warrant on
  bridge financings ...         --         --            --        1,581,250           --            --          --       1,581,250

Conversion of notes
  payable to common
  stock ...............       67,570         68          --          329,932           --            --          --         330,000

Conversion of
  preferred stock to
  common stock in the
  Merger ..............    2,109,516      2,109          --       17,553,869           --            --          --      17,555,978

Company common stock
  deemed issued
  in the Merger .......    1,184,440      1,184          --        8,905,898           --            --          --       8,907,082

Redemption of Merger
  dissenting shares ...         --         --        (527,220)          --             --            --          --        (527,220)

Merger expenses .......         --         --            --       (1,135,099)          --            --          --      (1,135,099)

Cancellation of
  treasury stock in the
  Merger ..............      (13,438)       (13)       10,000         (9,987)          --            --          --            --

Accrued interest on
  notes receivable
  from stockholders ...         --         --            --             --             --            --       (19,062)      (19,062)

Issuance of common
  stock in secondary
  offering ............    2,350,000      2,350          --       21,848,166           --            --          --      21,850,516

Purchase of treasury
  stock ...............         --         --      (2,988,343)          --             --            --          --      (2,988,343)

Net loss ..............         --         --            --             --       (9,769,255)         --          --      (9,769,255)

Foreign currency
translation ...........         --         --            --             --             --         (27,098)       --         (27,098)
                          ----------    -------    ----------    -----------    -----------    ----------    --------    ----------
Balance at December
31, 1995 ..............   10,303,556     10,304    (3,515,563)    59,955,392    (43,076,663)      (34,619)   (301,575)   13,037,276

                               SOURCE MEDIA, INC.

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
                                  (CONTINUED)


                                                                                                           NOTES        TOTAL
                                                                   CAPITAL IN   ACCUMULATED   FOREIGN    RECEIVABLE  STOCKHOLDERS'
                                                    TREASURY       EXCESS OF      DEFICIT     CURRENCY      FROM     EQUITY (CAPITAL
                                COMMON STOCK          STOCK        PAR VALUE    ------------ TRANSLATION STOCKHOLDERS  DEFICIENCY)
                              -------------------  -----------    -----------                ----------- ------------ ----------
                               SHARES     AMOUNT
                              ---------   -------
Issuance of common stock
  upon exercise of stock
  options .................      23,485        23          --          141,777            --        --          --          141,800

Issuance of warrant with
  First Tranche Note ......        --        --            --          745,830            --        --          --          745,830

Repayment of notes
  receivable and accrued
  interest from stockholder
  through surrender of
  common stock ............        --        --        (242,078)          --              --        --       242,078           --

Other .....................        --        --            --          (27,214)           --        --       (50,694)       (77,908)

Net loss ..................        --        --            --             --       (13,855,169)     --          --      (13,855,169)

Foreign currency
  translation .............        --        --            --             --              --      38,356        --           38,356
                              ---------   -------   -----------    -----------    ------------    ------   ---------    -----------
Balance as of December 31,
  1996 ....................   10,327,041  $10,327   $(3,757,641)   $60,815,785    $(56,931,832)   $3,737   $(110,191)   $    30,185
                              ==========  =======   ===========    ===========    ============    ======   =========    ===========



                            See accompanying notes.

                               SOURCE MEDIA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------
                                                          1994            1995            1996
                                                       ------------    ------------    ------------
OPERATING ACTIVITIES

Net loss ............................................. $(12,857,221)   $ (9,769,255)   $(13,855,169)

Adjustments to reconcile net loss to net cash used in operating activities:

   Depreciation ......................................      732,049         801,339         906,982
   Amortization of intangible assets .................    1,684,332       1,031,337       1,031,337
   Non-cash interest expense .........................         --              --           589,990
   Provision for losses on accounts receivable .......       32,353         108,123          82,269
   Minority interests in net earnings (losses) .......     (232,891)       (252,689)         46,475
   Charges relating to financing incentives ..........         --         1,581,250            --
   Write-down of intangible assets ...................    1,900,000            --              --
   Warrants issued for services provided .............      456,250            --              --
   Other, net ........................................      172,036         (28,903)        (59,453)

Changes in operating assets and liabilities:

   Trade accounts receivable .........................      327,849        (198,983)         37,892
   Prepaid expenses and other current assets..........      254,004        (193,754)       (274,967)
   Deferred expenses .................................     (397,245)        159,168         159,574
   Trade accounts payable ............................      568,058        (263,017)       (379,054)
   Accrued payroll ...................................     (313,149)         69,651         162,192
   Other accrued liabilities .........................      558,461         502,025        (339,781)
   Other accrued liabilities to related parties ......     (268,685)       (204,880)           --
   Unearned income ...................................    1,030,799        (648,722)       (748,713)
                                                       ------------    ------------    ------------
Net cash used in operating activities ................   (6,353,000)     (7,307,310)    (12,640,426)

INVESTING ACTIVITIES

Capital expenditures .................................     (412,438)       (257,888)     (2,678,970)

Acquisitions of equipment and contract rights ........         --              --        (1,200,000)

Interactive Channel Technologies acquisition costs ...         --              --          (645,984)

Restricted investments ...............................         --              --          (611,182)

Other ................................................         --              --           (47,998)
                                                       ------------    ------------    ------------
Net cash used in investing activities ................     (412,438)       (257,888)     (5,184,134)

FINANCING ACTIVITIES

Net proceeds from issuance of debt and
warrant ..............................................    1,000,000       3,050,000       4,606,163

Payments on debt .....................................     (200,000)     (4,050,000)           --

                               SOURCE MEDIA, INC.

                                                                   YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------
                                                           1994            1995            1996
                                                       -----------    ------------    ------------
Payments on capital lease obligations ..............      (164,800)       (176,503)       (110,825)

Proceeds from issuance of common stock upon
exercise of stock options ..........................         3,465          29,770         141,800

Proceeds from issuance of common stock in
secondary offering, net of fees and expenses .......          --        21,850,516            --

Purchase of treasury stock .........................          --        (2,988,343)           --

Proceeds from issuance of preferred stock net of
fees and expenses ..................................     5,054,787            --              --

Cash acquired in the Merger ........................          --         8,891,389            --

Payment of fees and expenses associated with
Merger .............................................          --        (1,135,099)           --

Redemption of Merger dissenter shares ..............          --          (527,220)           --

Other ..............................................          --              --           (27,214)
                                                       -----------    ------------    ------------
Net cash provided by financing activities ..........     5,693,452      24,944,510       4,609,924

Effect of exchange rate changes on cash and cash
equivalents ........................................       (35,859)        (27,099)         38,356
                                                       -----------    ------------    ------------
Net increase (decrease) in cash and cash
equivalents ........................................    (1,107,845)     17,352,213     (13,176,280)

Cash and cash equivalents at beginning of period ...     1,234,855         127,010      17,479,223
                                                       -----------    ------------    ------------

Cash and cash equivalents at end of period .........   $   127,010    $ 17,479,223    $  4,302,943
                                                       ===========    ============    ============
Supplemental Disclosures of Cash Flow
Information

Cash paid during the period for:
  Interest on long-term debt, notes
  payable, and capital leases ......................   $   417,587    $    354,333    $     24,047
                                                       ===========    ============    ============


                            See accompanying notes.

                               SOURCE MEDIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   COMPANY HISTORY AND DESCRIPTION

     Source Media, Inc. (SMI or the Company), through its wholly-owned subsidiary IT Network, Inc. (IT), is a provider of information and services to consumers through the television and telephone. In September 1996, in Colorado Springs, Colorado, the Company commercially introduced the Interactive Channel, its television programming service which provides a range of on-demand information and services to consumers utilizing cable television and telephone lines. In November 1996, the Company also commercially introduced the Interactive Channel in Denton, Texas. The Interactive Channel offers over 60 interactive programs including on demand local and national news, sports and weather, home shopping with companies such as J.C. Penney, Hallmark Connections and Waldenbooks, interactive Yellow Pages, television and movie guides, travel information and games. Since 1988, the Company has been delivering audiotext information to consumers through the touch-tone telephone. Through its IT Network. telephone business, the Company provides consumers with information on demand, such as news, weather and sports, together with topical information for health, legal and other matters of consumer interest.

     IT was incorporated on July 19, 1988, as a Colorado corporation and subsequently, on July 23, 1991, reincorporated in Texas. On June 23, 1995, IT merged (the Merger ) into a wholly-owned subsidiary of HB Communications Acquisition Corp. (HBAC). Pursuant to the Merger agreement, IT's outstanding common stock and preferred stock were converted into an aggregate 6,696,992 shares of the Company's common stock. In connection with the Merger, HBAC changed its name to Source Media, Inc. Because the Merger resulted in IT's stockholders having a majority ownership in SMI, the Merger was accounted for as an issuance of IT's shares in exchange for the net assets of SMI. In connection with the Merger, SMI paid $527,000 to redeem 50,500 HBAC common shares held by dissenting stockholders and repaid $4,100,000 of IT debt and related accrued interest. For accounting and financial reporting purposes, the Company has reflected in its consolidated financial statements the assets, liabilities, and equity of IT at their historical book values. Accordingly, the results of operations and financial position of the Company, for periods and dates prior to the Merger, are the historical results of operations and financial position of IT for such period and dates.

     The Company has authorized for issuance up to 1,000,000 shares of $.001 par value preferred stock and 50,000,000 shares of $.001 par value common stock.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company; its wholly-owned subsidiary IT; and IT's majority-owned Canadian subsidiaries, Interactive Channel Technologies Inc., a publicly traded company (ICT), and 997758 Ontario Inc. (997758). All material intercompany amounts and transactions have been eliminated. Certain amounts from prior years have been reclassified to conform with the current year presentation.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Minority Interests

     Minority interests represent the minority stockholders' proportionate shares of the equity of both ICT and 997758. At December 31, 1995 and 1996, the Company owned approximately 51% of ICT's capital stock, representing approximately 74% voting control. At December 31, 1995 and 1996, the Company owned 100% of the voting Class X shares of 997758, while an individual owned 100% of the Class Y nonvoting shares of 997758, as more fully discussed in Note 6 - Stock Options, Warrants and Employee Stock Purchase Plan. In January 1997, the Company completed an arrangement whereby it acquired the remaining shares of ICT, as more fully discussed in Note 4 - Acquisitions.

     Cash and Cash Equivalents

     The Company classifies all highly liquid investments with original maturities of three months or less to be cash equivalents.

     Restricted Investments

     On December 12, 1996, the Company entered into a letter of credit which was collateralized by a deposit of $611,182. This deposit matures on May 6, 1997 in the amount of $624,000 and will be used to pay an overseas supplier for goods expected to be shipped to the Company at that time.

     Monetary Revenue Recognition

     The Company earns monetary revenues through advertising sponsorships of its IT Network telephone business. Monetary revenues are recognized on a straight-line basis over the term of the respective contracts, beginning at the time of the annual distribution of the applicable local Yellow Pages directory, or at the applicable contract start date, if later, and continuing to the end of the term of the respective contracts, which is typically from 3 to 12 months. As the Company typically bills the sponsorship fees before the end of the contracts, unearned income represents cumulative amounts billed under monetary contracts in excess of cumulative revenues earned under the same contracts.

     The Company has entered into agreements with certain Regional Bell Operating Companies or their affiliates or other Yellow Pages publishers (collectively, "Directory Publishers") whereby the Company agreed to share certain revenues and the Directory Publisher agreed to bear certain costs. Under the terms of certain of these agreements, the Company's sales force sells certain advertising sponsorships for the Company's interactive telephone programming. In these cases, the Company recognizes the full amount of revenues received, pursuant to sponsorships sold by the Company's sales personnel, as revenue on a straight-line basis and recognizes the Directory Publisher's costs under such agreements as cost of sales. In other agreements, the Directory Publisher's sales force sells such sponsorships. In these cases, the Company recognizes as revenues only its share of the contract amount as these services are provided.

     Under its agreements with certain Directory Publishers, the Company pays the Directory Publisher fees equal to a percentage of cash collected under monetary contracts with advertisers, as discussed above. Such fees are paid to the Directory Publisher prior to the end of the contracts with the advertisers, while the related expenses are recognized on a straight-line basis over the length of the advertising contracts. Accordingly, deferred expense represents cumulative fees paid to the Directory Publishers, under revenue and cost-sharing agreements, in excess of cumulative expenses recognized under the same contracts.

     To date, the majority of revenues generated by the Interactive Channel have been associated with trials related to Interactive Channel technology. The Company anticipates the majority of future Interactive Channel revenues will be generated by subscribers and advertisers and recognized as revenues on a monthly basis as the services are provided.

     Nonmonetary Revenue Recognition

     In each of its markets, the Company has entered into nonmonetary barter agreements with local television and radio stations. These media sponsors provide the Company with advertising time on their stations and update local news, weather and sports programming on the IT Network telephone service in exchange for promotional messages provided in connection with the IT Network telephone business and print advertisements in the Company's printed Network Guide. Revenues and cost of sales associated with these nonmonetary barter transactions are included in the Company's consolidated statements of operations at the estimated fair value of the on-air advertisements and information content provided to the Company by media sponsors.

     Nonmonetary revenues and cost of sales are recognized on a straightline basis over the terms of the respective contracts. The Company was obligated to provide future services and was entitled to receive future advertising and information content of $9,430,099 and $3,507,507 at December 31, 1995 and 1996, respectively.

     Property and Equipment

     Property and equipment are recorded at cost. Depreciation and amortization, including the amortization of assets recorded under capital lease obligations (which is included in depreciation expense), are computed by the straight-line method over the estimated useful lives of the assets. Computer equipment is depreciated over a three-year period. Production and other equipment are depreciated over a five-year period. Furniture and fixtures are depreciated over a seven-year period.

     Intangible Assets

     Goodwill and patents are related to the acquisition of the ICT interest in 1992 and are amortized using the straight-line method over an estimated useful life of five years. Contract rights, which relate to the 1996 IT Network telephone business acquisitions discussed in Note 4 - Acquisitions, are amortized over the minimum contract period of three years.

     The Company continually reevaluates the propriety of the carrying value of intangible assets, as well as the amortization periods, to determine whether current events and circumstances warrant adjustment to the carrying value or revisions to estimates of useful lives. To measure any potential impairment of goodwill and patents, the Company periodically compares the carrying value of its investment in ICT to its equity ownership percentage of the fair market value of ICT. As a result of this periodic evaluation, effective December 31, 1994, the Company recorded a write-down of its patents and goodwill in the amount of $1,900,000.

     Advertising Costs

     The Company expenses the costs of advertising as incurred. Advertising expense was $1,315,286 for the year ended December 31, 1996. Advertising expenses were not material for the years ended December 31, 1995 and 1994.

     Translation of Foreign Currencies

     The financial positions and results of operations of ICT and 997758 are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Statement of operations accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in the foreign currency translation account in stockholders' equity.

     Computation of Net Loss Per Common Share

     The computation of net loss per common share in each period is based on the weighted average number of common shares outstanding for each period, after the retroactive adjustment to reflect shares issued to the former IT common stockholders as part of the Merger. Convertible securities and stock options are not included in the net loss per common share calculation for each period because they are anti-dilutive. The common stock held by HBAC stockholders and the common stock issued upon the conversion of the preferred stock of IT are included in the computation from the date of the Merger.

     Stock Options

     The Company accounts for employee and director stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting For Stock Issued to Employees (APB 25) and related Interpretations. Under APB 25, no compensation expense is recognized for stock option grants to employees and directors if the exercise price of the Company's stock option grants is at or above the fair market value of the underlying stock on the date of grant.

     Expenses Related to Discontinued Public Offering

     Included in Other (Income) Expense for the year ended December 31, 1994 are expenses of $1,479,000 associated with a discontinued public offering.

3.   COMMITMENTS AND CONTINGENCIES

     On January 17, 1997, William T. Little, a stockholder and former director of the Company, and a trust of which Mr. Little is the trustee, commenced a legal proceeding in the United States District Court, Western District of Michigan, against the Company, IT and certain of its executive officers and directors, alleging that he and various convertible noteholders converted their notes into common stock of the Company based upon misrepresentations by the Company and those officers and directors. The plaintiff claims that he suffered damages in excess of $26 million because an alleged promise was made that IT would engage in a public offering of its stock for approximately $56 per share, which did not occur. The plaintiff further claims that the Company also offered to issue to him, during the time he was serving as a director of the Company, an unspecified number of shares of the common stock of the Company in consideration for his release of any claims related to such alleged misrepresentations and that the Company agreed to pay him and other noteholders an unspecified amount in equivalent interest relating to the conversion of notes. Although the ultimate outcome of this action cannot be determined at this time, the Company disputes all of the plaintiff's claims as meritless and intends to vigorously assert its position in this litigation. In addition, management believes the ultimate outcome of this action will not have a material impact on the consolidated financial condition or results of operations of the Company. The Company and each of the defendants have filed answers denying the plaintiff's allegations as well as including counterclaims against Mr. Little for breach of fiduciary duty during his tenure as a director of the Company and seeking exemplary and punitive damages.

     On December 15, 1993, Marvin Lerch, the former Chief Executive Officer and a former shareholder of ICT and certain of his relatives, who are also former ICT shareholders, commenced a legal proceeding in Ontario, Canada in the Ontario Court (General Division) against the Company and certain executive officers of the Company and a director of ICT on the grounds that the defendants took actions intended to depress the value of ICT to allow the Company to acquire shares of ICT at a favorable price. The plaintiffs seek, among other things, orders that certain actions by ICT's board were invalid; a declaration that ICT's board was incapable of managing its affairs due to conflicts of interest; an injunction against the Company from voting its ICT shares for three years, purchase by the defendants of the plaintiffs' ICT shares for Cdn$20 per share or exchange of the plaintiffs' ICT shares for common shares of the Company of equal value; and damages in the amount of Cdn$8 million to compensate the plaintiffs for the reduced value of their ICT shares and damages in the amount of Cdn$6 million to compensate Mr. Lerch for the loss of certain ICT stock options. ICT disputes all of the claims, and no trial date has as yet been set. On October 21, 1996, the plaintiffs advised that they intended to move to amend their statement of claim for punitive damages in the amounts of Cdn$1 million against the Company and an aggregate of Cdn$2 million against certain officers of the Company. A date has not been set for the plaintiffs' motion to amend the statement of claim. Although the ultimate outcome of this action cannot be determined at this time, management believes the claims are without merit and intends to vigorously defend its positions. In addition, management believes the ultimate outcome of these actions will not have a material impact on the consolidated financial condition or results of operations of the Company.

     The Company is party to ordinary routine litigation and other claims incidental to its business, none of which is expected to have a material adverse effect on the Company's results of operations or financial position. The costs of defending litigation and other claims are expensed as incurred.

4.   ACQUISITIONS

     In October 1996, the Company acquired certain audiotext servicing assets from The Reuben H. Donnelly Corporation ("Donnelly") for an aggregate purchase price of $750,000, of which $600,000 was paid in October 1996 and $150,000 is due in June 1997. In connection therewith, the Company executed a services agreement with a three year minimum term under which Donnelly is obligated to pay the Company a minimum of $3.2 million over the term of the agreement and the Company is assuming Donnelly's operating responsibilities for its audiotext business. The Donnelly asset acquisition has been accounted for as the purchase of equipment and contract rights and the purchase price allocated to the assets acquired based on the estimated fair values at the date of acquisition.

     In December 1996, the Company acquired certain audiotext servicing assets from GTE Directories Corporation ("GTE") for an aggregate purchase price of $1,800,000, of which $600,000 was paid in December 1996 and $600,000 is due in both June and August 1997. In connection therewith, the Company executed both sales agency and services agreements with a three year minimum term under which the parties have agreed to share revenues and the Company is assuming GTE's operating responsibilities for its audiotext business. Of the shared revenues which the Company expects to generate pursuant to the sales agency agreement, the Company has guaranteed GTE a minimum of approximately $3.7 million over the term of the agreement. If the Company pays the minimum required amount to GTE in each of the years under the sales agency agreement, then pursuant to the services agreement, GTE has agreed to pay the Company a minimum of approximately $2.8 million for services rendered over the term of the agreement. The GTE asset acquisition has also been accounted for as the purchase of equipment and contract rights and the purchase price allocated to the assets acquired based on the estimated fair values at the date of acquisition.

     In January 1997, the Company acquired all of the outstanding shares of ICT held by minority interest shareholders in exchange for 1,390,000 shares of the Company's common stock, making ICT a wholly-owned subsidiary of the Company. The Company also issued options to purchase 177,000 shares of the Company's common stock at exercise prices ranging from $1.43 to $4.96 per share to certain employees and directors of ICT in exchange for their outstanding options to purchase ICT common shares, and incurred cash expenses related to the acquisition of approximately $675,000. The aggregate purchase price for the acquisition of the ICT minority interest was approximately $11.2 million, and the acquisition will be accounted for by the purchase method of accounting. The purchase price will be allocated primarily to patents, which will be amortized over a five year period.

5.   LONG-TERM DEBT

     On April 3, 1996, the Company issued a senior note (the First Tranche
     Note) in the principal amount of $5.0 million and a warrant (the First Tranche Warrant) which entitled the holder thereof to purchase 500,000 shares of the Company's common stock at a purchase price of $10.21 per share. On September 30, 1996 and March 31, 1997, the Company issued additional senior notes in the amount of $326,806 and $350,090, respectively, for the payment of interest on the First Tranche Note. The First Tranche Note and the additional senior notes (collectively, the "Aggregate First Tranche Notes") were due on March 31, 2001 and bore interest at the rate of 13% per annum through March 31, 1998 and 12% thereafter. The estimated fair market value of the First Tranche Warrant was credited to capital in excess of par value and the First Tranche Note was recorded at a corresponding discount. The discount on the First Tranche Note was being amortized to interest expense using the effective interest rate method over the stated term of the First Tranche Note, resulting in an effective interest rate of 16.2%. As of December 31, 1996, the carrying value of the Aggregate First Tranche Notes, which had no public market, approximated their fair market value, which was estimated using a discounted cash flow analysis.

     On April 9, 1997, the Company received cash proceeds of $15.0 million upon the issuance of additional senior notes (the Second Tranche Notes) in the principal amount of $15.0 million and warrants (the Second Tranche Warrants) entitling the holders thereof to purchase in the aggregate 2,000,000 shares of the Company's common stock at a purchase price of $6.00 per share at any time until their expiration on March 31, 2004. Additionally, in connection with the issuance of the Second Tranche Notes and the Second Tranche Warrants, the Aggregate First Tranche Notes and the First Tranche Warrant were amended and restated to terms identical to those of the Second Tranche Notes and the Second Tranche Warrants, respectively.The amended Aggregate First Tranche Notes and the Second Tranche Notes are due on March 31, 2002 and bear interest at the rate of either: (i) 12% per annum through March 31, 1999 if paid in cash, or (ii) 13% per annum through March 31, 1999 if paid through the issuance of additional notes, and 12% thereafter. At the option of the Company, interest payments may be made through the issuance of additional senior notes; however, to the extent interest payments are made through the issuance of additional senior notes, additional warrants to purchase .125 shares of the Company's common stock at a purchase price of $6.00 per share must also be issued to the holders of the Aggregate First and Second Tranche Notes for each dollar of principal amount of such senior notes. On March 31, 2001, the Company must make a prepayment of the notes equal to 33.33% of the then outstanding principal (together with interest accrued to date on such principal amount). The notes are secured by a lien on all of the Company's assets. Except for the required prepayment described above, the note agreement provides for a prepayment penalty and customary covenants and events of default.

     The amendment of the Aggregate First Tranche Notes and First Tranche Warrant will be accounted for as the extinguishment and replacement of the existing senior notes and the cancellation of the existing warrants and issuance of new warrants due to the significance of the modification to the terms of the senior notes and warrant.

     Following the issuance of the Second Tranche Notes, the Company believes its current resources will be sufficient to meet the Company's anticipated cash needs for working capital and capital expenditures through the end of 1997. However, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may attempt to sell additional equity securities or incur additional indebtedness.

6.   STOCK OPTIONS, WARRANTS AND EMPLOYEE STOCK PURCHASE PLAN

     Stock Options

     During 1995, the Company adopted the 1995 Performance Equity Plan (the Equity Plan). The Equity Plan provides for the grant of options to purchase shares of the Company's common stock to employees, officers, directors, and consultants of the Company and its subsidiaries, including IT. Options granted pursuant to the Equity Plan have a term of ten years from the date of grant and vest over a five year period. The Equity Plan authorizes the granting of awards (stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options, and/or other stock-based awards, as defined), the exercise of which would allow up to an aggregate of 900,000 shares of the Company's common stock to be acquired. As of December 31, 1996, there were options outstanding under the Equity Plan to purchase 900,000 shares of Common Stock at an average exercise price of $9.42 per share.

      During 1989, the Company established a qualified incentive employee stock option plan. Options granted in 1989 and 1990 have a term of ten years from the date of grant and vest over a three year period. During 1991 and 1993, the Company established additional qualified incentive employee stock option plans whereby granted options have a term of ten years from the date of grant and vest over a five year period. The Company does not intend to grant any additional options under these plans and, accordingly, all remaining options available for grant under such plans are assumed to be canceled.

      Stock option activity under the employee stock option plans during the years ended December 31, 1994, 1995, and 1996 was as follows:

                                                      Options          Shares
                                                     Available         Under          Aggregate       Option or     Weighted Average
Employee Stock Option Activity                       for Grant         Option          Price        Exercise Price  Exercise Price
------------------------------                      ------------    ------------    ------------    -------------- -----------------
Balance at December 31, 1993                             227,134         247,837    $  3,205,147     $0.74-26.79   $      12.93
    Options authorized                                      --              --              --
    Options granted                                      (70,816)         70,816       1,897,200           26.79          26.79
    Options exercised                                       --            (4,583)         (3,465)     0.74-26.79           0.76
    Options canceled                                      45,324         (45,324)       (679,675)          26.79          15.00
                                                    ------------    ------------    ------------
Balance at December 31, 1994                             201,642         268,746       4,419,207      0.74-26.79          16.44
    Options authorized                                   500,000            --              --
    Options repriced                                        --              --        (2,449,709)
    Options granted                                     (220,586)        220,586       2,247,607      9.77-11.50          10.19
    Options exercised                                       --           (84,688)       (261,353)      0.74-3.72           3.09
    Options canceled                                      56,035         (56,035)       (684,034)     9.77-26.79          12.21
    Options assumed canceled                            (178,092)           --              --
                                                    ------------    ------------    ------------
Balance at December 31,1995                              358,999         348,609       3,271,718      0.74-11.50           9.39
    Options authorized                                   400,000            --              --
    Options granted                                     (775,224)        775,224       7,181,190      8.25-10.50           9.26
    Options exercised                                       --           (23,485)       (141,796)      0.74-9.77           6.04
    Options canceled - 1995 Plan                          16,225         (16,225)       (169,731)     8.25-11.12          10.46
    Options canceled - Other plans                          --           (22,379)       (217,980)      3.72-9.77           9.74
                                                    ------------    ------------    ------------
Balance at December 31, 1996                                   0       1,061,744    $  9,923,401    $0.74-$11.50   $       9.35
                                                    ============    ============    ============

      In March 1995 the Board of Directors approved a reduction in the exercise price of certain of the Company's outstanding employee stock options. In total, 145,783 options with exercise prices of $14.88 and $26.79 per share were revised to an exercise price of $9.77 per share, which represented fair market value.

      Certain additional information as of December 31, 1996, is being presented based on a range of exercise prices as follows:

                                                                        $0.74-$3.72    $8.25-$11.50
                                                                        -----------    ------------
       Number of shares outstanding                                          17,016       1,044,728
       Weighted average exercise price of shares outstanding                  $1.64           $9.47
       Weighted average remaining contractual life                        3.3 years       8.9 years
       Number of shares exercisable                                          17,016         196,398
       Weighted average exercise price of shares exercisable                  $1.64          $10.19

      During 1995, the Company adopted the 1995 Nonqualified Stock Option Plan for Non-Employee Directors (the Directors' Plan). The Directors' Plan provides for the automatic annual grant to each non-employee director of the Company an option to purchase 3,000 shares of Common Stock. Options granted under the Directors' Plan have an exercise price equal to the fair market value of the Common Stock on the date of grant and are exercisable at any time from the date of grant until the fifth anniversary thereof. The Directors'

    Plan provides for the grant of options to purchase up to 90,000 shares of Common Stock. During 1995, options to purchase a total of 12,000 shares at a price of $10.89 per share were granted from the Directors' Plan. During 1996, options to purchase a total of 18,000 shares at a price of $10.43 per share were issued from the Directors' Plan. As of December 31, 1996, there were options outstanding under the Directors' Plan to purchase 30,000 shares of Common Stock at an average exercise price of $10.61 per share.

    The Company has adopted the pro forma disclosure provisions of the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). As required by FAS 123, pro forma information regarding net loss and loss per share has been determined as if the Company had accounted for employee stock options granted subsequent to December 31, 1994 under the fair value method provided for under FAS 123. The fair value for the stock options granted to officers and key employees of the Company after January 1, 1995 was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                 1995         1996
                               ---------    ---------
Risk-free interest rate             6.55%        6.39%
Expected dividend yield             0.00%        0.00%
Expected volatility                   30%          30%
Expected lives                 4.0 years    4.0 years

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    The weighted-average fair value of stock options granted during the years ended December 31, 1995 and 1996 was $2.85 and $2.34, respectively. For purposes of the pro forma disclosures, the estimated fair value of stock options granted during 1995 and 1996 has been amortized to expense over the vesting period. The Company's pro forma information is as follows (in thousands, except for loss per common share information):

                                                               1995        1996
                                                               ----        ----
     Net loss attributable to       As reported               $10,602    $13,855
       common stockholders          Pro forma                 $10,912    $14,411

     Net loss per common share      As reported               $  1.65    $  1.39
                                    Pro forma                 $  1.70    $  1.45

     Because FAS 123 is applicable only to options and stock-based awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

     Warrants

     The Company has issued warrants for the purchase of shares of its common stock from time to time in connection with various financing transactions and for advisory and consulting services provided to the Company. As of December 31, 1996, warrants for the purchase of common stock of the Company were outstanding as follows:

               Shares Issuable
                upon Exercise        Exercise Price     Expiration Date
                -------------        --------------     ---------------
                  1,903,302          $10.60 - 11.00      June 1998
                  1,034,687                    7.44      May 2000
                    500,000(1)                10.21      March 2001
                    476,500(2)                11.00      June 2000
                    252,676                   10.50      December 1998
                     83,085                   10.79      February 2001
                     10,079                   18.60      February 1998
                  ---------
                  4,260,329(3)
                  =========

     (1) First Tranche Warrants.  See Note 5 - Long-Term Debt.

     (2) 451,500 of which are redeemable by the Company at a purchase price of $0.01 per warrant upon 20 days notice at any time in the event the sales price of the Company's common stock is at least $20.00 per share for 20 consecutive trading days.

     (3) The majority of the warrants provide for registration rights.

     During the year ended December 31, 1995, the Company incurred charges related to financing incentives of $1,581,250 as a result of the issuance of certain of the above warrants in connection with interim financings. During the year ended December 31, 1994, the Company recorded approximately $456,000 in selling, general and administrative expenses upon the issuance of warrants for certain advisory and consulting services provided to the Company.

     997758 Class Y Stock Put Rights

     On September 24, 1992, the Company's subsidiary, 997758, entered into an agreement with an individual to issue shares of 997758's nonvoting Class Y shares in exchange for Class A Subordinate Voting Shares and Class B Multiple Voting Shares of ICT owned by such individual. The individual has the right at any time through February 14, 2000, to exchange any or all of the Class Y shares of 997758 for up to an aggregate of 206,376 shares of the Company's common stock. Each exercise of the exchange rights shall include at least Cdn $150,000 in value of Class Y shares of 997758 being exchanged for the Company's common stock.

     Shares Reserved for Future Issuance

     As of December 31, 1996, 5,618,449 common shares were reserved for future issuance, as follows:

                                                                         NUMBER OF
     SECURITY                                                          RESERVED SHARES
     --------                                                          ---------------
     Stock Warrants....................................................    4,260,329
     Employee and director stock options...............................    1,151,744
     997758 Class Y Stock put rights...................................      206,376
                                                                           ---------
                                                                           5,618,449
                                                                           =========

     Employee Stock Purchase Plan

     During July 1996, the Board of Directors of the Company adopted the Employee Stock Purchase Plan (the Plan), subject to approval by the Company's stockholders at the 1997 annual meeting. Under the Plan, eligible employees may purchase shares of the Company's common stock at a discount through voluntary monthly payroll deductions, beginning in September 1996. In connection with the Plan, the Company has set aside 100,000 shares of common stock held in treasury.

     Anti-Dilution Provisions

     Certain of the stock warrants contain anti-dilution provisions whereby the exercise price and the number of shares exercisable pursuant to the warrants may be adjusted from time to time upon the occurrence of certain events. In connection with such provisions, warrants to purchase 1,034,687 shares of the Company's common stock at a purchase price of $7.44 per share were adjusted to provide for the purchase of the same number of shares at a purchase price of $6.00 per share, and warrants to purchase 28,302 shares of the Company's common stock at a purchase price of $10.60 per share were adjusted to provide for the purchase of 68,498 shares at a purchase price of $4.38 per share upon the issuance of common stock in connection with the ICT acquisition discussed in Note 4 - Acquisitions and the amendment to the First Tranche Warrant and issuance of the Second Tranche Warrants discussed in Note 5 - Long-Term Debt.

7.   NOTES RECEIVABLE FROM STOCKHOLDERS

     On May 20, 1993, the Company loaned $750,000 to the individual holding Class Y shares of 997758, which note is secured by the individual's holdings in 997758 and bears interest at a rate per annum of 2%, payable quarterly. The unpaid principal and interest become due on May 20, 2000. The Company recorded a discount of $292,000 to reflect the difference between the actual interest rate and a reasonable market rate (10%) and increased goodwill accordingly. The note and accrued interest, net of the unamortized discount of $178,866 and $137,152 as of December 31, 1995 and 1996, respectively, are reflected as a reduction of minority interests in the accompanying consolidated balance sheet.

     On June 30, 1993, the Company loaned $50,000 to an officer, director, and stockholder. This loan bears interest at the rate of 10% per annum, with the principal amount and accrued interest due and payable on May 31, 1997. Payment of the note is secured by a pledge of 6,719 shares of common stock. Amounts outstanding, including accrued interest, are included in stockholders' equity (capital deficiency) in the accompanying consolidated balance sheets.

     In May 1995, the Company loaned $225,000 to an officer and stockholder. Such loan bore interest at the rate of 10% per annum, with principal and accrued interest due May 31, 1997. In February 1996, the officer and stockholder repaid the note and all accrued interest through a surrender of common stock with a fair market value equal to the outstanding note and accrued interest as of the date of repayment.

8.   LEASES

     The Company leases office space and various office equipment under operating leases. Rent expense was $522,093, $508,349, and $485,221 for the years ended December 31, 1994, 1995, and 1996, respectively. The Company has non-cancelable operating lease commitments of $610,809 and $235,699 in the years ending December 31, 1997 and 1998, respectively.

     The Company leases certain production equipment under capital leases having effective interest rates ranging from 3.7% to 21%, with lease terms that expire through 1998. Assets recorded under capital leases, which are included in property and equipment, were $454,198 and $502,071 at December 31, 1995 and 1996, respectively. Accumulated amortization related to these assets was $197,561 and $297,404 at December 31, 1995 and 1996,
     respectively.

9.   INCOME TAXES

     For the years ended December 31, 1994, 1995 and 1996, the Company had no provision or benefit for income taxes because the deferred benefit from the operating losses was offset by an increase in the valuation allowance of $2.9 million, $3.2 million and $5.6 million, respectively. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                            1995            1996
                                                        ------------    ------------
      Deferred tax liabilities:
      Tax over book depreciation ....................   $    (92,502)   $   (220,134)
      Other .........................................       (302,394)       (204,589)
                                                        ------------    ------------
      Total deferred tax liabilities ................       (394,896)       (424,723)
      Deferred tax assets:
          Net operating loss carryforwards ..........     12,386,189      18,191,157
          Investment tax credits ....................      3,431,000       3,304,758
          Unearned income ...........................      1,555,418       1,471,210
          Accrued compensation ......................        342,160         432,362
          Accrued expenses ..........................         53,754          56,540
          Other .....................................         37,729          26,886
                                                        ------------    ------------
      Total deferred tax assets .....................     17,806,250      23,482,913
      Valuation allowance for deferred tax assets ...    (17,411,354)    (23,058,190)
                                                        ------------    ------------
          Net of valuation allowance ................        394,896         424,723
                                                        ------------    ------------
      Net deferred tax asset ........................   $       --      $       --
                                                        ============    ============

     At December 31, 1996, the Company had net operating loss carryforwards of approximately $42.2 million for United States income tax purposes, that expire in 2003 through 2011, which may be used to reduce future United States taxable income. The Tax Reform Act of 1986 imposes limitations on the use of net operating loss carryforwards if certain stock ownership changes occur. As a result of the Merger, an ownership change occurred that will cause the Company's utilization of pre-Merger net operating losses to be limited to approximately $3.5 million in a given year.

     At December 31, 1996, ICT had net operating loss carryforwards for Canadian income tax purposes of approximately Cdn $9.3 million, expiring in 1997 through 2003, which may be used to reduce future Canadian taxable income of ICT. ICT also has available at December 31, 1996 investment tax credits totaling Cdn $4.5 million, expiring in 1997 through 2003.

     At December 31, 1996, ICT had net operating loss carryforwards for Ontario Provincial income tax purposes of approximately Cdn $9.8 million, expiring in 1998 through 2003, which may be used to reduce future Ontario taxable income of ICT.

10.  CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

     The Company performs ongoing credit evaluations of its customers and does not require collateral. Overall, concentrations of credit risk with respect to receivables, except for the customers discussed below, are limited because of the large number of customers in the Company's customer base, the relatively small dollar amount of individual customer balances and their dispersion across many different industries and geographic areas. The Company maintains an allowance for doubtful accounts, which was $110,199 and $62,504 as of December 31, 1995 and 1996, respectively, to reserve for potential credit losses, which have historically been within management's expectations.

     During the years ended December 31, 1995 and 1996, the Company generated approximately $1,898,000 and $1,466,000 in monetary revenues, or 20% and 17%, respectively, of total monetary revenues for 1995 and 1996, and approximately $5,975,000 and $3,179,000 in nonmonetary revenues, or 37% and 32%, respectively, of total nonmonetary revenues for 1995 and 1996, through contracts with advertisers and media sponsors related to sponsorships of the Company's printed menu of audiotext topics distributed in the yellow pages of Ameritech Advertising Services (Ameritech). Subsequent to year end, Ameritech and the Company agreed to enter into a definitive agreement pursuant to which the Company will be the exclusive audiotext sales and service provider in up to 38 Ameritech Yellow Pages directories for a three year period commencing in January 1998.

     During 1995 and 1996, the Company also generated approximately $1,084,000 and $213,000 in monetary revenues, or 12% and 2%, respectively, of total monetary revenues for 1995 and 1996, through sales of services called Consumer Tips to Ameritech.

     As of December 31, 1995 and 1996, balances due from Ameritech represented 24% and 30% of the Company's accounts receivable, respectively. Additionally, as of December 31, 1996, The Reuben H. Donnelly Corporation accounted for 38% of accounts receivable pursuant to its service agreement with the Company, effective in October 1996. All such receivables have since been collected. No other customer represented more than 10% of the Company's accounts receivable or accounted for greater than 10% of monetary revenues as of December 31, 1996, or for either of the two years then ended.

11.  SEGMENT REPORTING

     For financial reporting purposes, the Company operates in two business segments:

     On-demand telephone services -- The Company's IT Network telephone business provides advertiser-sponsored interactive programming via the telephone in markets throughout the United States.

     On-demand television services -- The Company's on-demand television product, the Interactive Channel, is designed to provide a broad range of interactive programming via the television.

     Corporate assets consist primarily of cash and cash equivalents and deferred debt issuance costs.

     The following are operating results and certain other information by business segment:

                                                  YEAR ENDED DECEMBER 31,
                                            --------------------------------
                                             1994        1995        1996
                                            --------    --------    --------
                                                     (in thousands)
       Net revenues:
             On-demand telephone ........   $ 30,093    $ 25,283    $ 17,487
             On-demand television .......        850           3       1,032
                                            --------    --------    --------
                                            $ 30,943    $ 25,286    $ 18,519
                                            ========    ========    ========
       Operating loss:
             On-demand telephone ........   $ (2,633)   $   (756)   $   (301)
             On-demand television .......     (6,659)     (5,819)    (10,311)
             Corporate expenses .........     (2,039)     (1,753)     (3,407)
                                            --------    --------    --------
                                            $(11,331)   $ (8,328)   $(14,019)
                                            ========    ========    ========
       Identifiable assets:
             On-demand telephone ........   $  4,363    $  4,120    $  6,482
             On-demand television .......      3,729       2,596       4,166
             Corporate assets ...........        127      17,479       5,249
                                            --------    --------    --------
                                            $  8,219    $ 24,195    $ 15,897
                                            ========    ========    ========
       Depreciation and amortization:
             On-demand telephone ........   $    470    $    458    $    361
             On-demand television .......      1,946       1,374       1,577
                                            --------    --------    --------
                                            $  2,416    $  1,833    $  1,938
                                            ========    ========    ========
       Capital expenditures:
             On-demand telephone ........   $    195    $     17    $    591
             On-demand television .......        217         241       2,088
                                            --------    --------    --------
                                            $    412    $    258    $  2,679
                                            ========    ========    ========

     Foreign net revenues, operating loss, and identifiable assets of all consolidated foreign subsidiaries located outside the United States and its territories, and possessions as of and for the years ended December 31, 1994, 1995, and 1996, are as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                      --------------------------------
                                                        1994        1995        1996
                                                      --------    --------    --------
                                                               (in thousands)
       Net revenues:
             United States ........................   $ 30,098    $ 25,286    $ 17,806
             Canada ...............................        845        --           713
             Transfers between geographic areas ...        665       2,423       3,945
             Adjustments and eliminations .........       (665)     (2,423)     (3,945)
                                                      --------    --------    --------
                                                      $ 30,943    $ 25,286    $ 18,519
                                                      ========    ========    ========
             Operating income (loss):
             United States ........................   $ (6,955)   $ (7,069)   $(12,659)
             Canada ...............................     (2,940)       (508)        128
             Adjustments and eliminations .........     (1,436)       (751)     (1,488)
                                                      --------    --------    --------
                                                      $(11,331)   $ (8,328)   $(14,019)
                                                      ========    ========    ========
       Identifiable assets:
             United States ........................   $  5,150    $ 21,402    $ 15,029
             Canada ...............................      3,069       2,793         868
                                                      --------    --------    --------
                                                      $  8,219    $ 24,195    $ 15,897
                                                      ========    ========    ========

                                INDEX TO EXHIBITS

Exhibit
Number         Description
-------        -----------
 3.1           Restated Certificate of Incorporation, as amended (filed as
               Exhibit 3.1 to the Company's Registration Statement on Form S-1, as amended (No. 33-97564), and incorporated herein by reference).

 3.2 Bylaws (filed as Exhibit 3.2 to HBAC's Registration Statement on Form S-1, as amended (No. 33-62606), and incorporated herein by reference).

 4.1 Form of Common Stock Certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (No. 33-97564), and incorporated herein by reference).

10.1 Master Agreement between IT Network, Inc. and Pacific Bell Directory, dated December 16, 1992, as amended (filed as Exhibit
               10.18 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).

10.2 Master AudioText Agreement between IT Network, Inc. and BellSouth, dated May 1, 1993 (filed as Exhibit 10.22 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).

10.3 Sales Agency Agreement by and between US West Marketing Resources Group, Inc. and IT Network, Inc., dated July 6, 1995 (filed as
               Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

10.4 Development and Licensing Agreement dated as of April 1, 1995 between IT Network, Inc., Source Media, Inc., ICT Inc., Cable Share International Inc., ICT (U.S.) Limited and ICT B.V. (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1995, and incorporated herein by reference).

10.5 Interactive Television License Agreement between IT Network, Inc., ICT (U.S.) Limited and ICT Inc., dated June 11, 1992 (filed as Exhibit 10.40 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).

10.6 Interactive Channel Distribution Agreement dated November 16, 1995 between IT Network, Inc. and Cablevision Systems Corporation (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed January 30, 1996, and as amended on March 19, 1996, and incorporated herein by reference).

10.7 Interactive Cable Agreement between IT Network, Inc. and Sammons Communications, Inc., dated June 4, 1993 (filed as Exhibit 10.53 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).

10.8 Contribution Agreement between National Research Council Canada and ICT Inc. (filed as Exhibit 10.54 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).

10.9 Letter of Understanding between IT Network, Inc. and Pacific Bell Directory dated August 25, 1994 (filed as Exhibit 10.55 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).

10.10 Note Agreement dated as of March 28, 1996 between Northstar Advantage High Total Return Fund and the Company (filed as
               Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1996, and incorporated herein by reference).

10.11 13% Senior Secured Note Due March 31, 2001 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1996, and incorporated herein by reference)

10.12 Stock Purchase Warrant dated April 13, 1996 between Northstar Advantage High Total Return Fund and the Company (filed as
               Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1996, and incorporated herein by reference).

10.13 Registration Rights Agreement dated April 3, 1996 between Northstar Advantage High Total Return Fund and the Company (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1996, and incorporated herein by reference).

10.14          Sales Agency Agreement dated May 20, 1996 between The Reuben H.
               Donnelley Corporation and IT Network, Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1996, and incorporated herein by reference).

10.15 License Agreement dated June 6, 1996 between WinStar New Media Co., Inc. and the Company (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1996, and incorporated herein by reference).

10.16 Charter Affiliation Agreement between Century Communications Corporation and the Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 23, 1996, and incorporated herein by reference).

10.17          Services Agreement dated October 21, 1996 between The Reuben H.
               Donnelley Corporation and IT Network, Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1996, and incorporated herein by reference).

10.18 Arrangement Agreement dated November 13, 1996 between the Company and ICT. (filed as Exhibit 10.18 to the Company's Registration Statement on Form S-1 (No. 33-16883), subsequently withdrawn, and incorporated herein by reference).

10.19 Form of Plan of Arrangement. (filed as Exhibit 10.19 to the Company's Registration Statement on Form S-1 (No. 33-16883), subsequently withdrawn, and incorporated herein by reference).

10.20          (Intentionally left blank)

10.21          (Intentionally left blank)

10.22 Amended and Restated Note Agreement dated as of April 9, 1997 among the Company, IT Network, Inc. ("ITN"), Northstar High Total Return Fund ("Northstar"), Delaware State Employees' Retirement Fund ("Delaware"), Declaration of Trust for Defined Benefit Plan of Zeneca Holdings, Inc. ("Zeneca"), Declaration of Trust for Defined Benefit Plan of ICI American Holdings Inc. ("ICI"), and The J. W. McConnell Family Foundation ("McConnell").

10.23 Amended and Restated Senior Secured Note due March 31, 2002 issued by the Company and ITN to Northstar.

10.24 Senior Secured Note due March 31, 2002 issued by the Company and ITN to Northstar.

10.25 Senior Secured Note due March 31, 2002 issued by the Company and ITN to Delaware.

10.26 Senior Secured Note due March 31, 2002 issued by the Company and ITN to Zeneca.

10.27          Senior Secured Note due March 31, 2002 issued by the Company and
               ITN to ICI.

10.28 Senior Secured Note due March 31, 2002 issued by the Company and ITN to McConnell.

10.29 Stock Purchase Warrant dated as of April 9, 1996 between the Company and Northstar.

10.30 Amended and Restated Stock Purchase Warrant dated as of April 9, 1997 between the Company and Northstar.

10.31 Stock Purchase Warrant dated as of April 9, 1997 between the Company and Zeneca.

10.32 Stock Purchase Warrant dated as of April 9, 1997 between the Company and Delaware.

10.33 Stock Purchase Warrant dated as of April 9, 1997 between the Company and ICI.

10.34 Stock Purchase Warrant dated as of April 9, 1997 between the Company and McConnell.

10.35 Amended and Restated Registration Rights Agreement dated as of April 9, 1997 among the Company and Northstar, Zeneca, McConnell, ICI and Delaware.

10.36 Amended and Restated Security Agreement dated as of April 9, 1997, made by the Company to Pecks Management Partners Ltd., as Collateral Agent ("Collateral Agent").

10.37 Amended and Restated Pledge Agreement dated as of April 9, 1997, made by the Company to the Collateral Agent.

10.38 Amended and Restated Security Agreement dated as of April 9, 1997, made by ITN to the Collateral Agent.

10.39 Amended and Restated Pledge Agreement dated as of April 9, 1997, made by ITN to the Collateral Agent.

10.40 Management Lock-Up and Voting Agreement dated as of April 9, 1997 among each of the persons named on Schedule I thereto, the Company and Northstar, Zeneca, McConnell, ICI and Delaware.

21             Subsidiaries.

23             Consent of Ernst & Young LLP.

27             Financial Data Schedule.