Form 10-Q
period 1997-03-31
SOURCE MEDIA INC
filed 1997-05-15
CIK 900029

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              FOR THE QUARTER ENDED
                                 MARCH 31, 1997

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ________ TO ________

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

                            YES  X           NO
                                ---             ---

    NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MAY 14, 1997:  11,335,418
                                                                  ------------

                               SOURCE MEDIA, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997


PART I.  FINANCIAL INFORMATION

                                                                    Page Number
                                                                    -----------
     Item 1.  Consolidated Financial Statements

     Consolidated Balance Sheets (Unaudited)..........................   3
       March 31, 1997 and December 31, 1996

     Consolidated Statements of Operations (Unaudited)................   5
       Three months ended March 31, 1997 and 1996

     Consolidated Statements of Cash Flows (Unaudited)................   6
       Three months ended March 31, 1997 and 1996

     Notes to Consolidated Financial Statements.......................   7

     Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations............................   11

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.......................................   17

     Item 2.  Changes in Securities...................................   N/A

     Item 3.  Defaults Upon Senior Securities.........................   N/A

     Item 4.  Submission of Matters to a Vote of Security Holders.....   N/A

     Item 5.  Other Information.......................................   N/A

     Item 6.  Exhibits and Reports on Form 8-K........................   19

PART I - FINANCIAL INFORMATION


                               SOURCE MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                DECEMBER 31,    MARCH 31,
                                                   1996           1997
                                                ------------    ---------
ASSETS
Current assets:
   Cash and cash equivalents                   $ 4,302,943   $    82,194
   Restricted investments                          611,182       611,182
   Trade accounts receivable, less allowance
    for doubtful accounts of $62,504 and
    $47,934 in 1996 and 1997, respectively         956,078     1,154,581
   Deferred expenses                               729,819       708,503
   Prepaid expenses and other current assets     1,167,201       878,306
                                               -----------   -----------
Total current assets                             7,767,223     3,434,766

Property and equipment:
   Production equipment                          3,951,502     3,902,900
   Computer equipment                            1,937,826     2,147,884
   Other equipment                               2,520,885     3,215,986
   Furniture and fixtures                          128,235       446,506
                                               -----------   -----------
                                                 8,538,448     9,713,276

Accumulated depreciation                         3,576,999     4,175,243
                                               -----------   -----------

Net property and equipment                       4,961,449     5,538,033

Intangible assets:
   Patents                                       3,597,989    14,813,062
   Goodwill                                      3,010,137     3,010,137
   Contract rights                               1,121,000     1,121,000
                                               -----------   -----------
                                                 7,729,126    18,944,199

Accumulated amortization                         5,541,770     6,366,642
                                               -----------   -----------

Net intangible assets                            2,187,356    12,577,557

Other non-current assets                           980,745       315,068
                                               -----------   -----------

Total assets                                   $15,896,773   $21,865,424
                                               -----------   -----------
                                               -----------   -----------

                                   SOURCE MEDIA, INC.
                       CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                      (UNAUDITED)

                                                     DECEMBER 31,     MARCH 31,
                                                        1996            1997
                                                   --------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                        $    917,462    $  1,659,606
     Accrued payroll                                    420,926         588,109
     Other accrued liabilities                        1,483,373       1,305,567
     Amounts payable related to acquisitions          1,350,000       1,350,000
     Unearned income                                  3,976,244       3,436,063
     Current portion of capital lease obligations        85,683          42,624
                                                   ------------    ------------
Total current liabilities                             8,233,688       8,381,969

Long-term debt, net of discount                       4,612,021       4,971,362
Capital lease obligations, less current portion          22,706          19,240

Minority interests in consolidated subsidiaries       3,665,104       3,839,552
Note receivable and accrued interest from minority
 stockholder, net of discount of $137,152 and
 $133,675 in 1996 and 1997, respectively               (666,931)       (681,058)
                                                   ------------    ------------
                                                      2,998,173       3,158,494

Stockholders' equity:
     Common stock, $.001 par value:
        Authorized shares - 50,000,000
        Issued shares - 10,327,041 and 11,716,769
         in 1996 and 1997, respectively                  10,327          11,717
     Less treasury stock, at cost - 381,351 shares   (3,757,641)     (3,757,641)
     Capital in excess of par value                  60,815,785      71,200,065
     Accumulated deficit                            (56,931,832)    (61,971,163)
     Foreign currency translation                         3,737         (41,195)
     Notes receivable and accrued interest
      from stockholders                                (110,191)       (107,424)
                                                   ------------    ------------
Total stockholders' equity                               30,185       5,334,359
                                                   ------------    ------------

Total liabilities and stockholders' equity         $ 15,896,773    $ 21,865,424
                                                   ------------    ------------
                                                   ------------    ------------

SEE ACCOMPANYING NOTES.

                               SOURCE MEDIA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED MARCH 31,
                                                       1996             1997
                                                    ----------       ----------
Monetary revenues                                   $2,281,868       $2,628,855
Nonmonetary revenues                                 2,879,173        1,687,520
                                                   -----------      -----------
     Total revenues                                  5,161,041        4,316,375

Monetary cost of sales                                 952,334        1,351,035
Nonmonetary cost of sales                            2,879,173        1,687,520
                                                   -----------      -----------
     Total cost of sales                             3,831,507        3,038,555
                                                   -----------      -----------

Gross profit                                         1,329,534        1,277,820

Selling, general and administrative expenses         2,388,158        4,572,982
Amortization of intangible assets                      257,834          824,872
Research and development expenses                    1,221,473          778,913
                                                   -----------      -----------
                                                     3,867,465        6,176,767
                                                   -----------      -----------

Operating loss                                      (2,537,931)      (4,898,947)

Interest expense                                         4,959          207,527
Interest income                                       (212,784)         (52,179)
Other (income) expense                                  (6,091)          (5,994)
Minority interest in losses of consolidated
  subsidiaries                                        (103,359)          (8,970)
                                                   -----------      -----------
Net loss                                           ($2,220,656)     ($5,039,331)
                                                   -----------      -----------
                                                   -----------      -----------

Net loss per common share                               ($0.22)          ($0.45)
                                                   -----------      -----------
                                                   -----------      -----------

Weighted average common shares outstanding           9,936,099       11,103,797
                                                   -----------      -----------
                                                   -----------      -----------
SEE ACCOMPANYING NOTES.

                              SOURCE MEDIA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                        1996            1997
                                                                    -----------     -----------
OPERATING ACTIVITIES
Net loss                                                            ($2,220,656)    ($5,039,331)
Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation                                                       231,965         598,244
     Amortization of intangible assets                                  257,834         824,872
     Non-cash interest expense                                                -         205,970
     Provision for losses on accounts receivable                         13,105               -
     Minority interest in net losses                                   (103,359)         (8,970)
     Other, net                                                         (18,430)        (11,360)
Changes in operating assets and liabilities:
     Trade accounts receivable                                         (317,782)       (198,503)
     Prepaid expenses and other current assets                           21,469         288,895
     Deferred expenses                                                   76,877          21,316
     Trade accounts payable                                            (228,926)        742,144
     Accrued payroll                                                   (105,489)        167,183
     Other accrued liabilities                                         (381,425)         (4,743)
     Unearned income                                                    226,767        (540,181)
                                                                    -----------     -----------
Net cash used in operating activities                                (2,548,050)     (2,954,464)

INVESTING ACTIVITIES
     Capital expenditures                                              (248,514)     (1,174,828)
                                                                    -----------     -----------
Net cash used in investing activities                                  (248,514)     (1,174,828)

FINANCING ACTIVITIES
     Payments on capital lease obligations                              (44,106)        (46,525)
     Other                                                              (20,799)              -
                                                                    -----------     -----------
Net cash used in financing activities                                   (64,905)        (46,525)

Effect of exchange rate changes on cash and cash equivalents             21,049         (44,932)
                                                                    -----------     -----------

Net decrease in cash and cash equivalents                            (2,840,420)     (4,220,749)
Cash and cash equivalents at beginning of period                     17,479,223       4,302,943
                                                                    -----------     -----------

Cash and cash equivalents at end of period                          $14,638,803     $    82,194
                                                                    -----------     -----------
                                                                    -----------     -----------

SEE ACCOMPANYING NOTES.

                               SOURCE MEDIA, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management these financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows of Source Media, Inc. and its consolidated subsidiaries for the periods indicated. The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.  Net Loss Per Common Share

     The computation of net loss per common share in each period is based on the weighted average number of common shares outstanding for each period. Convertible securities and stock options are not included in the net loss per common share calculation for each period because they are anti-dilutive. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128), which the Company will be required to adopt in the fourth quarter of 1997. The Company anticipates that the adoption of SFAS No. 128 will have no impact on its reporting of net loss per common share for 1997 or prior years.

3.  Contingencies

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

     LITTLE. On January 17, 1997, William T. Little, a stockholder of Source and former director of IT , and a trust of which Mr. Little is the trustee, commenced a legal proceeding in the United States District Court, Western District of Michigan, against the Company and certain of its executive officers and directors, alleging that he and various convertible noteholders converted their notes based upon misrepresentations by IT and those officers and directors. The plaintiff claims that he suffered damages in excess of $26 million because an alleged promise was made that IT would engage in a public offering of its stock for approximately $56 per share, which did not occur. The plaintiff further claims that IT offered to issue to him, during the time he was serving as a director of IT, an unspecified number of shares of IT common stock in consideration of his release of any claims related to such alleged misrepresentations and that IT agreed to pay him and other noteholders an unspecified amount in equivalent interest relating to the conversion of notes. Although the ultimate outcome of this action cannot be determined at this time, the Company disputes all of the plaintiff's claims as meritless and intends to vigorously assert its position in this litigation. In addition, management believes the ultimate outcome of this action will not have a material impact on the consolidated financial condition or results of operations of the Company. The Company and each of the defendants have filed answers denying the plaintiff's allegations. Certain of the individual defendants also have made counterclaims against Mr. Little for breach of fiduciary duty during his tenure as a director of the Company and are seeking exemplary and punitive damages.

     The Company is party to ordinary routine litigation and other claims incidental to its business, none of which is expected to have a material adverse effect on the Company's results of operations or financial condition. The costs of defending litigation and other claims are expensed as incurred.

4.  Acquisitions

     In January 1997, the Company acquired all of the outstanding shares of ICT held by minority interest shareholders in exchange for approximately 1,390,000 shares of the Company's common stock, making ICT a wholly-owned subsidiary of the Company. The Company also issued options to purchase 177,000 shares of the Company's common stock at exercise prices ranging from $1.43 to $4.96 per share to certain employees and directors of ICT in exchange for their outstanding options to purchase ICT common shares, and incurred cash expenses related to the acquisition of approximately $675,000. The aggregate purchase price for the acquisition of the ICT minority interest was approximately $11.2 million, and the acquisition was accounted for by the purchase method of accounting. The purchase price was allocated primarily to patents, which are being amortized over a five year period.

     The following represents the unaudited pro forma results of operations as if the above acquisition had occurred as of January 1, 1996, after giving effect to certain adjustments, including amortization of intangibles resulting from the allocation of the purchase price. Pro forma results for the three months ended March 31, 1997 would not have differed materially from the actual results.

                                   Three Months Ended
                                     March 31, 1996
                                     --------------
                                  (In thousands, except
                                    per share amount)
Total revenues                              $  5,161
Gross profit                                   1,330
Operating loss                                (3,098)
Net loss                                      (2,885)
Net loss per common share                      (0.25)

     The pro forma results given above are not necessarily indicative of what actually would have occurred if the acquisition had been in effect during the period presented, and is not intended to be a projection of future results or trends.

5.  Long-Term Debt and Notes Payable

     On April 3, 1996, the Company issued a senior note (the "First Tranche Note") in the principal amount of $5.0 million and a warrant (the "First Tranche Warrant") which entitled the holder thereof to purchase 500,000 shares of the Company's common stock at a purchase price of $10.21 per share.
 On September 30, 1996 and March 31, 1997, the Company issued additional senior notes in the amounts of $326,806 and $350,090, respectively, for the payment of interest on the First Tranche Note. The First Tranche Note and the additional senior notes (collectively, the "Aggregate First Tranche Notes") were due on March 31, 2001 and bore interest at the rate of 13% per annum through March 31, 1998 and 12% thereafter. The estimated fair market value of the First Tranche Warrant was credited to capital in excess of par value and the First Tranche Note was recorded at a corresponding discount. The discount on the First Tranche Note was being amortized to interest expense using the effective interest rate method over the stated term of the First Tranche Note, resulting in an effective interest rate of 16.2%. As of December 31, 1996, the carrying value of the Aggregate First Tranche Notes, which had no public market, approximated their fair market value, which was estimated using a discounted cash flow analysis.

     On April 9, 1997, the Company received cash proceeds of approximately $13.9 million net of fees and expenses associated with the transaction upon the issuance of additional senior notes (the "Second Tranche Notes") in the principal amount of $15.0 million and warrants (the

"Second Tranche Warrants") entitling the holders thereof to purchase in the aggregate 2,000,000 shares of the Company's common stock at a purchase price of $6.00 per share at any time until their expiration on March 31, 2004. Additionally, in connection with the issuance of the Second Tranche Notes and the Second Tranche Warrants, the Aggregate First Tranche Notes and the First Tranche Warrant were amended and restated to terms identical to those of the Second Tranche Notes and the Second Tranche Warrants, respectively. The amended Aggregate First Tranche Notes and the Second Tranche Notes are due on March 31, 2002 and bear interest at the rate of either: (i) 12% per annum through March 31, 1999 if paid in cash, or (ii) 13% per annum through March 31, 1999 if paid through the issuance of additional notes, and 12% thereafter. At the option of the Company, interest payments may be made through the issuance of additional senior notes; however, to the extent interest payments are made through the issuance of additional senior notes, additional warrants to purchase .125 of the Company's common stock at a purchase price of $6.00 per share must also be issued to the holders of the Aggregate First and Second Tranche Notes for each dollar of principal amount of such senior notes. On March 31, 2001, the Company must make a prepayment of the notes equal to 33.33% of the then outstanding principal (together with accrued interest to date on such principal amount). The notes are secured by a lien on all of the Company's assets. Except for the required prepayment described above, the note agreement provides for a prepayment penalty and customary covenants and events of default.

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

FORWARD LOOKING INFORMATION AND RISK FACTORS

     The Company or its representatives may make forward looking statements, oral or written, including statements in this report's Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and filings with the Securities and Exchange Commission about confidence and strategies and plans and expectations about demand, demand and acceptance of new and existing products, potential acquisitions, potential for profits and returns on investments in products and markets that are forward looking statements involving risks and uncertainties that could significantly impact the Company. Although the Company believes that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. Among the factors that could cause actual results to differ materially from the Company's expectations are its need for additional financing, general economic conditions, the projected and historical losses of the Company, evolving nature of its business, limited access to channels, uncertainty of subscriber acceptance of the INTERACTIVE CHANNEL, possible unavailability of programming, possible obsolescence of the Company's technology, sources and degrees of competition, possible unavailability of equipment and other factors discussed from time to time in the Company's Annual Report on Form 10-K and other Securities and Exchange Commission filings.

GENERAL

     Source Media, Inc., is a provider of information and services to consumers through the television and telephone. In September 1996, in Colorado Springs, Colorado, the Company commercially introduced the INTERACTIVE CHANNEL, its television programming service which provides a range of on-demand information and services to consumers utilizing cable television and telephone lines. In November 1996, the Company also commercially introduced the INTERACTIVE CHANNEL in Denton, Texas. Source utilizes the interactive television system of its wholly-owned Canadian subsidiary, Interactive Channel Technologies Inc., to deliver the INTERACTIVE CHANNEL. Source has announced distribution agreements for the INTERACTIVE CHANNEL with three cable operators, Marcus Cable Company, L.P., Cablevision Systems Corporation and Century Communications Corporation, and is currently offering the INTERACTIVE CHANNEL on the systems of two of these operators. The INTERACTIVE CHANNEL offers over 80 interactive programs including on demand local and national news, sports and weather, home shopping with companies such as J.C. Penney, Hallmark Connections and Waldenbooks, interactive Yellow Pages, television and movie guides, travel information and games.

     Since 1988, the Company has been delivering audiotext information to consumers through the touch-tone telephone. Through its IT NETWORK telephone business, the Company provides consumers with information on demand, such as news, weather and sports, together with topical information for health, legal and other matters of consumer interest. Source's principal IT NETWORK telephone business product, called the Network Guide, consists of approximately 800 specific information topics listed in a stand-alone insert generally bound in the front of Yellow Pages directories distributed by certain Regional Bell Operating Companies or their affiliates or other Yellow Pages publishers (collectively, "Directory Publishers").

     The Company has earned monetary revenues through advertising sponsorships in the Network Guide, which are recorded as unearned income when billed and recognized on a straight-line basis as earned over the terms of the respective contracts (which are typically from 3 to 12 months). The Company also has earned monetary revenues from sales of audiotext services, principally its Consumer Tips service, to certain Directory Publishers.

       In each of its markets, the Company has entered into nonmonetary barter agreements with local television and radio stations. These media sponsors provide the Company with advertising time on their stations and update local news, weather and sports programming on the IT NETWORK telephone business in exchange for promotional messages on the IT NETWORK telephone business and print advertisements in the Network Guide. Revenues and cost of sales associated with these nonmonetary barter transactions are included in the Company's consolidated statements of operations at the estimated fair value of the on-air advertisements and information content provided to the Company by media sponsors. However, the Company expects that nonmonetary revenues as a percentage of total revenues will decline in the future as the Company earns a higher percentage of its revenues as a service provider or sales agent rather than from sales of advertising in the Network Guide.

     On January 14, 1997, the Company acquired all of the outstanding shares that it did not already own of ICT in exchange for approximately 1,390,000 shares of the Company's common stock, making ICT a wholly-owned subsidiary of the Company. ICT owns the patented technology utilized by the Company for the INTERACTIVE CHANNEL and provides research and development services for the Company. The Company's historical consolidated results of operations and financial condition include ICT as the Company previously owned a majority interest in ICT until the acquisition of the remaining interest.

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

     MONETARY REVENUES increased 15 percent to $2.6 million for the quarter ended March 31, 1997. The net increase of $347,000 was related to an increase of $986,000 attributable to the Company's audiotext services as a result of the new services and advertising contracts recently acquired from The Reuben H. Donnelly Corporation ("Donnelly") and GTE Directories Corporation ("GTE"). This increase was partially offset by declines of (i) $251,000 attributable to the Network Guide product, (ii) $237,000 attributable to ICT and (iii) $151,000 attributable to the Company's Consumer Tips service.

     The decline in Network Guide monetary revenues primarily reflects the termination of distribution in 18 designated market areas ("DMAs"), nine of which are located within the Ameritech region, five within the Southwestern Bell region, three within the DonTech region and one within the BellSouth region. Total Network Guide revenues in the 18 terminated DMAs were $46,000 for the quarter ended March 31, 1997 and $496,000 for the quarter ended March 31, 1996. Network Guide revenues within the Company's other 35 existing DMAs declined slightly during the first quarter of 1997 compared with the same period in 1996. These declines were partially offset by increases totaling $208,000 related to 14 new DMAs in which the Network Guide is distributed.

     Until February 1, 1996, the Company published the Network Guide in Yellow Pages directories in certain DMAs within the Ameritech region and produced the related audiotext messages in exchange for a share of the Network Guide revenues generated in those DMAs. The Company's agreement with Ameritech was terminated by Ameritech, and the Company's Network Guide has not been included in any Ameritech Yellow Pages directories published after September 1996. Accordingly, revenues in those Ameritech DMAs will end in the third quarter of 1997 due to the conclusion of revenue from Network Guide contracts in effect prior to the termination of the Ameritech agreement. Total monetary revenues for both the Network Guide and Consumer Tips products in the Ameritech region accounted for approximately six and 27 percent of the Company's monetary revenues in the first quarter of 1997 and 1996, respectively. On February 5, 1996, Source initiated litigation against Ameritech in Texas state court related to the termination. In early 1997, in connection with the pending settlement of the litigation, the Company and Ameritech agreed to enter into a definitive agreement pursuant to which the Company will be the exclusive audiotext sales and service provider in up to 38 Ameritech Yellow Pages directories for a three year period commencing in January 1998.

     The Company expects to partially offset such Ameritech revenue declines in 1997 with revenues generated through (i) its recently-signed sales agency agreement with Donnelly to sell advertising in the Network Guide in Yellow Pages published by Donnelly in six top-100 DMAs in the mid-Atlantic region,
(ii) its recently-completed purchase of certain assets from Donnelly and a related audiotext service contract with Donnelly under which the Company will provide audiotext services in Yellow Pages published by Donnelly in eight top-100 DMAs located throughout the United States, (iii) its recently-signed sales agency agreement with GTE to sell advertising in the Network Guide in Yellow Pages published by GTE in four top-100 DMAs located throughout the United States, (iv) its recently-completed purchase of certain assets from GTE and a related audiotext service contract with GTE under which the Company will provide audiotext services in Yellow Pages published by GTE in nine top-100 DMAs located throughout the United States, and (v) its recently-signed agreement with Southern New England Telephone ("SNET") to sell advertising in the Network Guide in Yellow Pages published by SNET in a top-100 DMA located in the northeastern United States.

     The decrease in ICT's revenues in the first quarter of 1997 compared with the same period in 1996 reflects a portion of the one-time license fee paid in 1996 to ICT by GTE Corporation and GTE MainStreet for the use of ICT's United States patents as part of an agreement to end litigation between ICT and GTE.

     The decline in Consumer Tips revenues is the result of the February 1996 termination of the Company's agreement with Ameritech. Ameritech Consumer Tips revenues ended completely in the second quarter of 1996.

     NONMONETARY REVENUES AND NONMONETARY COST OF SALES declined 41 percent to $1.7 million for the quarter ended March 31, 1997 from $2.9 million for the quarter ended March 31, 1996. Substantially all of this $1.2 million decrease in nonmonetary revenues and nonmonetary cost of sales occurred because of the termination of distribution agreements in certain DMAs and because, in other DMAs, the Company reduced the amount of space devoted to information provided by media sponsors for lesser amounts of promotional advertising.

     MONETARY COST OF SALES increased 42 percent to $1.4 million, for the quarter ended March 31, 1997 from $952,000 for the quarter ended March 31, 1996. This increase resulted from operations' personnel salaries, depreciation expenses and various other operating expenses totaling $463,000 attributable to the Interactive Channel's operations in Colorado Springs and Denton. In the prior period, costs incurred by the INTERACTIVE CHANNEL were research and development in nature, as the INTERACTIVE CHANNEL was not yet available for commercial deployment.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, INCLUDING AMORTIZATION OF INTANGIBLE ASSETS, increased 104 percent to $5.4 million for the quarter ended March 31, 1997 from $2.6 million for the quarter ended March 31, 1996. This increase resulted from certain programming, personnel salaries, subscriber acquisition, travel and various other INTERACTIVE CHANNEL expenses totaling $1.9 million as well as increased operating, customer service, sales, marketing and administrative expenses incurred by the IT NETWORK telephone business to support new services and advertising contracts acquired from Donnelly and GTE. Amortization of intangible assets increased by $567,000 during the first quarter of 1997 as a result of the amortization of patents related to the Company's acquisition of the remaining shares of ICT during the first quarter of 1997.

     RESEARCH AND DEVELOPMENT EXPENSES declined 36 percent to $779,000 for the quarter ended March 31, 1997 from $1.2 million for the quarter ended March 31, 1996. This decrease reflects lower INTERACTIVE CHANNEL development expenses following the commercial introduction of the INTERACTIVE CHANNEL.

     OTHER INCOME AND EXPENSES. Net interest expense was $155,000 for the quarter ended March 31, 1997 compared with net interest income of $208,000 for the quarter ended March 31, 1996, reflecting interest expense on certain debt outstanding during the first quarter of 1997 and interest income on the proceeds from a public offering of the Company's common stock in December 1995 during the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has experienced substantial operating losses and net losses as a result of its efforts to develop, deploy and support its IT NETWORK telephone business and to develop, conduct trials and commercially launch the INTERACTIVE CHANNEL. As of March 31, 1997, the Company had an accumulated deficit of approximately $62.0 million and had used cumulative net cash in operations of $40.3 million. The difference at March 31, 1997 between the accumulated deficit and cumulative net cash used in operations since inception was attributable to (i) $18.4 million of nonmonetary charges related to financing incentives, write-down of intangible assets, depreciation and amortization and other non-cash expenses and (ii) $3.3 million of unearned income, accounts payable and accrued liabilities in excess of accounts receivable, prepaid expenses and inventory. Source expects that these losses will increase throughout 1997 as a result of, among other things, its continuing expenditures relating to its efforts to commercially introduce, deploy and enhance the INTERACTIVE CHANNEL. Source expects to continue to incur operating losses through 1997 in excess of the amount of the operating losses experienced in past years and may incur operating losses at similar or greater levels thereafter.

     Since its inception, the Company has financed its operations primarily through an aggregate $65.5 million raised from various financing activities, including the incurrence of debt and issuance of the Company's common and preferred stock.

     In October 1996, the Company acquired certain audiotext servicing assets from Donnelly for an aggregate purchase price of $750,000, of which $600,000 was paid in October 1996 and $150,000 is payable in June 1997. In December 1996, the Company acquired certain audiotext servicing assets from GTE for an aggregate purchase price of $1.8 million, of which $600,000 was paid in December 1996 and $1.2 million is payable in $600,000 installments due in May 1997 and August 1997. The Company may consider additional strategic acquisitions in either of its lines of business from time to time and has identified a number of potential acquisition candidates in its telephone division. Although there can be no assurance that the Company will consummate any such transactions, to the extent that it does so, such acquisitions would require the Company to expend funds, issue additional equity securities or incur additional debt. The incurrence of additional indebtedness by the Company could result in a substantial portion of the Company's operating cash flow being dedicated to the payment of principal and interest on such indebtedness, could render the Company more vulnerable to competitive pressures and economic downturns and could impose restrictions on the Company's operations.

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

     On April 9, 1997, the Company received cash proceeds of approximately $13.9 million net of fees and expenses associated with the transaction upon the issuance of additional senior notes (the Second Tranche Notes) in the principal amount of $15.0 million and warrant (the Second Tranche Warrants) entitling the holders thereof to purchase in the aggregate 2,000,000 shares of the Company's common stock at a purchase price of $6.00 per share at any time until their expiration on March 31, 2004. Additionally, in connection with the issuance of the Second Tranche Notes and the Second Tranche Warrants, the Aggregate First Tranche Notes and the First Tranche Warrant were amended and restated to terms identical to those of the Second Tranche Notes and the Second Tranche Warrants, respectively. The amended Aggregate First Tranche Notes and the Second Tranche Notes are due on March 31, 2002 and bear interest at the rate of either: (i) 12% per annum through March 31, 1999 if paid in cash, or (ii) 13% per annum through March 31, 1999 if paid through the issuance of additional notes, and 12% thereafter. At the option of the Company, interest payments may be made through the issuance of additional senior notes; however, to the extent interest payments are made through the issuance of additional senior notes, additional warrants to purchase .125 of the Company's common stock at a purchase price of $6.00 per share must also be issued to the holders of the Aggregate First and Second Tranche Notes for each dollar of principal amount of such senior notes. On March 31, 2001, the Company must make a prepayment of the notes equal to 33.33% of the then outstanding principal (together with accrued interest to date on such principal amount). The notes are secured by a lien on all of the Company's assets. Except for the required prepayment described above, the note agreement provides for a prepayment penalty and customary covenants and events of default. The Company also granted holders of the warrants demand and "piggyback" registration rights covering the shares of the Company's common stock issuable upon exercise of the warrants.

     The Company's future capital requirements will depend on many factors, including, but not limited to, (i) the success and timing of the development, introduction and deployment of the INTERACTIVE CHANNEL, (ii) the operating results of its IT NETWORK telephone business, (iii) the levels of advertising required to attain a competitive position in the marketplace for its products, (iv) the extent of market acceptance of such products, (v) the funds required by ICT and the Company to fund their costs of litigation, and
(vi) potential acquisitions or asset purchases and (vii) competitive factors. Following the issuance of the Second Tranche Notes, the Company believes its current resources will be sufficient to meet the Company's anticipated cash needs for working capital and other capital expenditures related to the further development of the INTERACTIVE CHANNEL in the Company's existing markets and the further development of its telephone business through the end of 1997. However, the Company may seek additional funds or enter into other arrangements that could allow it to pursue a more extensive business plan, including the possible deployment of the INTERACTIVE CHANNEL in additional markets and the consideration of potential acquisitions in its IT NETWORK telephone business. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may attempt to sell additional equity securities or incur additional indebtedness. To the extent that future financing requirements are satisfied through the issuance of equity securities, Source's shareholders may experience dilution. The incurrence of additional debt financing could result in a substantial portion of Source's operating cash flow being dedicated to the payment of principal and interest on such indebtedness, could render Source more vulnerable to competitive pressures and economic downturns and could impose restrictions on Source's operations.

 NET OPERATING LOSS CARRYFORWARDS

     At December 31, 1996, IT had net operating loss carryforwards of approximately $42.2 million for United States income tax purposes, which begin to expire in 2003. The Internal Revenue Code of 1986 imposes limitations on the use of net operating loss carryforwards if certain stock ownership changes occur. Consequently, the Company's utilization of pre-1996 net operating losses is limited to approximately $3.5 million in a given year.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     LERCH. On December 15, 1993, Marvin Lerch, the former Chief Executive Officer and a former shareholder of ICT, and certain of his relatives who were also former ICT shareholders, commenced a legal proceeding in Ontario, Canada in the Ontario Court (General Division) against Source and certain executive officers of Source and a director of ICT on the grounds that the defendants took actions intended to depress the value of ICT to allow Source to acquire a portion of ICT at a favorable price. The plaintiffs seek, among other things, orders that certain actions by ICT's board were invalid; a declaration that ICT's board was incapable of managing its affairs due to conflicts of interest; an injunction against Source from voting its ICT shares for three years; purchase by the defendants of the plaintiffs' ICT shares for Cdn$20 per share or exchange of the plaintiffs' ICT shares for Source Common Shares of equal value; and damages in the amount of Cdn$8 million to compensate the plaintiffs for the reduced value of their ICT shares and damages in the amount of Cdn$6 million to compensate Mr. Lerch for the loss of certain ICT stock options. ICT disputes all of the claims and no trial date has as yet been set. The plaintiffs have amended their statement of claim for punitive damages in the amounts of Cdn$1 million against Source and an aggregate of Cdn$2 million against certain officers of Source. Although the ultimate outcome of this action cannot be determined at this time, management believes the claims are without merit and intends to vigorously defend its position. In addition, management believes the ultimate outcome of these actions will not have a material impact on the consolidated financial condition or results of operations of Source.

     On January 25, 1994, Mr. Lerch also commenced a proceeding against ICT and several persons who are, or have been, officers and directors of ICT claiming wrongful termination of Mr. Lerch's employment with ICT and seeking damages in the amount of Cdn$350,000. ICT denied the claim. The trial of this action began in London, Ontario on April 23, 1996 and was completed May 3, 1996. Judgment was rendered against ICT in the amount of Cdn$200,000. ICT's appeal of this decision was denied and ICT has applied for review of this decision before a three judge panel.

     LITTLE. On January 17, 1997, William T. Little, a stockholder of Source and former director of IT , and a trust of which Mr. Little is the trustee, commenced a legal proceeding in the United

States District Court, Western District of Michigan, against the Company and certain of its executive officers and directors, alleging the he and various convertible noteholders converted their notes based upon misrepresentations by IT and those officers and directors. The plaintiff claims that he suffered damages in excess of $26 million because an alleged promise was made that IT would engage in a public offering of its stock for approximately $56 per share, which did not occur. The plaintiff further claims that IT offered to issue to him, during the time he was serving as a director of IT, an unspecified number of shares of IT common stock in consideration of his release of any claims related to such alleged misrepresentations and that IT agreed to pay him and other noteholders an unspecified amount in equivalent interest relating to the conversion of notes. Although the ultimate outcome of this action cannot be determined at this time, the Company disputes all of the plaintiff's claims as meritless and intends to vigorously assert its position in this litigation. In addition, management believes the ultimate outcome of this action will not have a material impact on the consolidated financial condition or results of operations of the Company. The Company and each of the defendants have filed answers denying the plaintiff's allegations. Certain of the individual defendants also have made counterclaims against Mr. Little for breach of fiduciary duty during his tenure as a director of the Company and are seeking exemplary and punitive damages.

     REVENUE CANADA. In June 1993, Revenue Canada, the Canadian taxing authority, sent a notice of reassessment to ICT related to Cdn$1.9 million of investment tax credits claimed in fiscal 1988. In addition, Revenue Canada demanded repayment from ICT of refundable tax credits paid for the 1988 fiscal year totaling Cdn$315,000, as well as accrued interest thereon. In January 1997, the matter was resolved. Revenue Canada reduced ICT's investment tax credits for the 1988 fiscal year by Cdn$1.1 million. In settlement of the refundable tax credits, the Company committed to pay to Revenue Canada, on behalf of ICT, Cdn$371,945 consisting of Cdn$146,945 plus an approximate amount of accrued interest thereon of Cdn$225,000. Source committed to pay the sum to Revenue Canada in equal payments over a 12 month period commencing in March 1997.

     BAUER. In November 1996, Jeanna Bauer, a former employee of IT, commenced a proceeding in the United States District Court for the Southern District of Ohio, Western District at Dayton, against IT, alleging discrimination on the basis of sex and pregnancy and seeking reinstatement and compensatory damages in the amount of $250,000 and an equivalent amount of punitive damages. The Company denies the charges of discrimination and contends that it provided the plaintiff the standard six week maternity leave, even though the plaintiff did not technically qualify for such leave. The Company intends to vigorously assert its position in this litigation. No trial date has yet been set. In addition, management believes the ultimate outcome of these actions will not have a material impact on the consolidated financial condition or results of operations of Source.

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

Item 3 - Defaults Upon Senior Securities - not applicable

Item 4 - Submission of Matters to a Vote of Security Holders - not applicable

Item 5 - Other information - not applicable

Item 6 - Exhibits and Reports on Form 8-K

     (a)   Exhibits - not applicable

     (b)  Reports on Form 8-K during the three months ended March 31, 1997

          Form 8-K regarding additional acquisition of ICT shares, filed January 16, 1997

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SOURCE MEDIA, INC.
                                        (Registrant)

Date:  May 14, 1997                     By:  /s/ Michael G. Pate
                                           ----------------------------------
                                        Michael G. Pate
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial Officer
                                        and Duly Authorized Officer)