Form 10-Q
period 1997-06-30
SOURCE MEDIA INC
filed 1997-08-14
CIK 900029

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              For the quarter ended
                                  June 30, 1997

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes    |X|   No |_|


  Number of shares of Common Stock outstanding at August 14, 1997: 11,459,927

                               SOURCE MEDIA, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1997

PART I.  FINANCIAL INFORMATION

                                                                     Page Number
                                                                     -----------
  ITEM 1.  Consolidated Financial Statements

           Consolidated Balance Sheets (Unaudited)........................... 3
                    June 30, 1997 and December 31, 1996

           Consolidated Statements of Operations (Unaudited)................. 5
                    Three and six months ended June 30, 1997 and 1996

           Consolidated Statements of Cash Flows (Unaudited)................. 6
                    Six months ended June 30, 1997 and 1996

           Notes to Consolidated Financial Statements........................ 7

  Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations.....................................11

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings.................................................18

  Item 2.  Changes in Securities.............................................N/A

  Item 3.  Defaults Upon Senior Securities...................................N/A

  Item 4.  Submission of Matters to a Vote of Security Holders...............20

  Item 5.  Other Information.................................................N/A

  Item 6.  Exhibits and Reports on Form 8-K..................................22

                          PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                               Source Media, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                        December 31,   June 30,
                                                            1996         1997
                                                        ===========  ===========
Assets
Current assets:
       Cash and cash equivalents                        $ 4,302,943  $ 8,626,528
       Restricted investments                               611,182           --
       Trade accounts receivable, less allowance
          for doubtful accounts of $62,504 and $27,313
          in 1996 and 1997, respectively                    956,078    1,305,542
       Deferred expenses                                    729,819      802,745
       Prepaid expenses and other current assets          1,167,201      800,634
                                                        -----------  -----------
Total current assets                                      7,767,223   11,535,449

Property and equipment, net:
       Production equipment                               1,997,838    2,106,333
       Computer equipment                                 1,240,259      928,785
       Other equipment                                    1,672,048    2,586,429
       Furniture and fixtures                                51,304      364,963
                                                        -----------  -----------
       Net property and equipment                         4,961,449    5,986,510
Intangible assets, net:
       Patents                                              591,518   10,454,808
       Goodwill                                             474,838      237,080
       Contract rights                                    1,121,000      934,167
                                                        -----------  -----------
       Net intangible assets                              2,187,356   11,626,055

Other non-current assets                                    980,745    1,028,988
                                                        -----------  -----------
Total assets                                            $15,896,773  $30,177,002
                                                        ===========  ===========

                               Source Media, Inc.
                     Consolidated Balance Sheets (continued)
                                   (Unaudited)

                                                     December 31,     June 30,
                                                         1996           1997
                                                     ============  ============
Liabilities and Stockholders' Equity
Current liabilities:
       Trade accounts payable                        $    917,462  $    985,525
       Accrued payroll                                    420,926       371,451
       Other accrued liabilities                        1,483,373     2,019,140
       Amounts payable related to acquisitions          1,350,000       750,000
       Unearned income                                  3,976,244     3,178,042
       Current portion of capital lease obligations        85,683        21,493
                                                     ------------  ------------
Total current liabilities                               8,233,688     7,325,651

Long-term debt, net of discount                         4,612,021    18,279,791
Capital lease obligations, less current portion            22,706        12,214

Minority interests in consolidated subsidiaries         3,665,104     3,839,552
Note receivable and accrued interest from minority
       stockholder, net of discount of $137,152
       and $116,294 in 1996 and 1997, respectively       (666,931)     (695,226)
                                                     ------------  ------------
                                                        2,998,173     3,144,326
Stockholders' equity:
       Common stock, $.001 par value:
          Authorized shares - 50,000,000
           Issued shares - 10,327,041 and
             11,737,331 in 1996 and
             1997, respectively                            10,327        11,737
       Less treasury stock, at cost - 381,351 shares   (3,757,641)   (3,757,641)
       Capital in excess of par value                  60,815,785    73,332,581
       Accumulated deficit                            (56,931,832)  (68,026,716)
       Foreign currency translation                         3,737       (40,270)
       Notes receivable and accrued interest
          from stockholders                              (110,191)     (104,671)
                                                     ------------  ------------
Total stockholders' equity                                 30,185     1,415,020
                                                     ------------  ------------
Total liabilities and stockholders' equity           $ 15,896,773  $ 30,177,002
                                                     ============  ============

See accompanying notes.

                               Source Media, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                          Three months ended June 30,    Six months ended June 30,
                                                               1996           1997           1996           1997
                                                          ===========================   ===========================
Monetary revenues                                         $  2,304,488   $  2,707,153   $  4,586,356   $  5,336,008
Nonmonetary revenues                                         2,795,808      1,723,237      5,674,981      3,410,757
                                                          ---------------------------   ---------------------------
       Total revenues                                        5,100,296      4,430,390     10,261,337      8,746,765

Monetary cost of sales                                         900,177      1,550,775      1,852,511      2,901,810
Nonmonetary cost of sales                                    2,795,808      1,723,237      5,674,981      3,410,757
                                                          ---------------------------   ---------------------------
       Total cost of sales                                   3,695,985      3,274,012      7,527,492      6,312,567
                                                          ---------------------------   ---------------------------
Gross profit                                                 1,404,311      1,156,378      2,733,845      2,434,198

Selling, general and administrative expenses                 2,581,447      4,501,510      4,969,605      9,074,492
Amortization of intangible assets                              257,834      1,018,740        515,668      1,843,612
Research and development expenses                            1,429,330      1,065,554      2,650,803      1,844,467
                                                          ---------------------------   ---------------------------
                                                             4,268,611      6,585,804      8,136,076     12,762,571
                                                          ---------------------------   ---------------------------
Operating loss                                              (2,864,300)    (5,429,426)    (5,402,231)   (10,328,373)

Interest expense                                               187,751        772,848        192,710        980,375
Interest income                                               (226,000)      (103,070)      (438,784)      (155,249)
Other (income) expense                                         (19,524)       (43,650)       (25,615)       (49,644)
Minority interest in losses of consolidated subsidiaries        (5,965)            --       (109,324)        (8,970)
                                                          ---------------------------   ---------------------------
Net loss                                                  ($ 2,800,562)  ($ 6,055,554)  ($ 5,021,218)  ($11,094,885)
                                                          ===========================   ===========================

Net loss per common share                                       ($0.28)        ($0.53)        ($0.51)        ($0.99)
                                                          ===========================   ===========================

Weighted average common shares outstanding                   9,927,172     11,336,092      9,931,664     11,220,586
                                                          ===========================   ===========================

See accompanying notes.

                               Source Media, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   Six Months Ended June 30,
                                                                      1996           1997
                                                                  ============   ============
Operating Activities
Net loss                                                          ($ 5,021,218)  ($11,094,885)
Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation                                                    419,386      1,038,309
       Amortization of intangible assets                               515,668      1,843,612
       Non-cash interest expense                                            --        966,227
       Provision for losses on accounts receivable                      93,575             --
       Minority interest in net losses                                (109,323)        (8,970)
       Write-off of debt issue costs                                        --        315,068
       Warrants issued for services provided                                --        279,571
       Other, net                                                      (12,904)       (22,775)
Changes in operating assets and liabilities:
       Trade accounts receivable                                       (79,013)      (349,464)
       Prepaid expenses and other current assets                       269,536        364,456
       Deferred expenses                                               149,346        (70,815)
       Trade accounts payable                                         (273,028)        68,063
       Accrued payroll                                                 (63,352)       (49,475)
       Other accrued liabilities                                       (58,978)        36,831
       Unearned income                                                (119,347)      (798,202)
                                                                  ------------   ------------
Net cash used in operating activities                               (4,289,652)    (7,482,449)

Investing Activities
       Capital expenditures                                           (481,289)    (1,452,188)
       Acquisition of equipment and contract rights                         --       (600,000)
                                                                  ------------   ------------
Net cash used in investing activities                                 (481,289)    (2,052,188)

Financing Activities
       Net proceeds from issuance of long-term debt and warrants     4,606,163     13,922,625
       Proceeds from issuance of common stock and exercise
            of stock options                                            75,088        121,523
       Payments on capital lease obligations                          (115,744)       (74,682)
       Other                                                           (30,042)       (67,237)
                                                                  ------------   ------------
Net cash provided by financing activities                            4,535,465     13,902,229

Effect of exchange rate changes on cash and cash equivalents            25,790        (44,007)
                                                                  ------------   ------------
Net increase (decrease) in cash and cash equivalents                  (209,686)     4,323,585
Cash and cash equivalents at beginning of period                    17,479,223      4,302,943
                                                                  ------------   ------------
Cash and cash equivalents at end of period                        $ 17,269,537   $  8,626,528
                                                                  ============   ============

See accompanying notes.

                               Source Media, Inc.

             Notes to Consolidated Financial Statements (Unaudited)

Unless the context otherwise requires, (a) all references to the "Company" or "Source" include Source Media, Inc. and its wholly-owned subsidiaries, IT Network, Inc. ("IT") and Interactive Channel Technologies Inc. ("ICT"), which was formerly known as Cableshare Inc., and (b) all references to the Company's activities, results of operations or financial condition prior to June 23, 1995 relate to IT.

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

2. Accumulated Depreciation and Amortization

      Accumulated depreciation of property and equipment at June 30, 1997 and December 31, 1996, was $4.6 million and $3.6 million, respectively. Accumulated amortization of intangible assets at June 30, 1997 and December 31, 1996, was $7.4 million and $5.5 million, respectively.

3. Net Loss Per Common Share

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

4. Contingencies

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

5. Acquisitions

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

      The following represents the unaudited pro forma results of operations as if the above acquisition had occurred as of January 1, 1996, after giving effect to certain adjustments, including amortization of intangibles resulting from the allocation of the purchase price. Pro forma results for the six months ended June 30, 1997 would not have differed materially from the actual results.

                                Six Months Ended
                                  June 30, 1996
                                  -------------
                              (In thousands, except
                                per share amount)

Total revenues                          $10,261
Gross profit                              2,734
Operating loss                           (6,524)
Net loss                                 (6,252)
Net loss per common share                 (0.55)

      The pro forma results given above are not necessarily indicative of what actually would have occurred if the acquisition had been in effect during the period presented, and is not intended to be a projection of future results or trends.

6. Long-Term Debt and Notes Payable

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

      On April 9, 1997, the Company received cash proceeds of approximately $13.9 million, net of related fees and expenses, upon the issuance of additional senior notes (the "Second Tranche Notes") in the principal amount of $15.0 million and additional warrants (the "Second Tranche Warrants") entitling the holders thereof to purchase in the aggregate 2,000,000 shares of the Company's common stock at a purchase price of $6.00 per share at any time until their expiration on March 31, 2004. Additionally, in connection with the issuance of the Second Tranche Notes and the Second Tranche Warrants, the Aggregate First Tranche Notes and the First Tranche Warrant were amended and restated to terms identical to those of the Second Tranche Notes and the Second Tranche Warrants, respectively. The amended Aggregate First Tranche Notes and the Second Tranche Notes (collectively, the "Aggregate Tranche Notes") are due on March 31, 2002 and bear interest at the rate of either: (i) 12% per annum through March 31, 1999 if paid in cash, or (ii) 13% per annum through March 31, 1999 if paid through the issuance of additional notes, and 12% thereafter. At the option of the Company, interest payments may be made through the issuance of additional senior notes; however, to the extent interest payments are made through the issuance of additional senior notes, additional warrants to purchase .125 of the Company's common stock at a purchase price of $6.00 per share must also be issued to the holders of the Aggregate First and Second Tranche Notes for each dollar of principal amount of such senior notes. On March 31, 2001, the Company must make a prepayment of the notes equal to 33.33% of the then outstanding principal (together with accrued interest to date on such principal amount). The notes are secured by a lien on all of the Company's assets. Except for the required prepayment described above, the note agreement provides for a prepayment penalty and customary covenants and events of default.

      The amendment of the Aggregate First Tranche Notes and First Tranche Warrant has been accounted for as the extinguishment and replacement of the existing senior notes and the cancellation of the existing warrants and issuance of new warrants due to the significance of the modification to the terms of the senior notes and warrant. The extinguishment of the Aggregate First Tranche Notes resulted in a loss of approximately $315,000, which has been included in other (income) expense. The estimated fair market value of the amended First Tranche Warrant and the Second Tranche Warrant was credited to capital in excess of par value and the Aggregate Tranche Notes were recorded at a corresponding discount. The discount on the Aggregate Tranche Notes is being amortized to interest expense using the effective interest rate method over the stated term of the Aggregate Tranche Notes resulting in an effective interest rate of 15.4%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, (a) all references to the "Company" or "Source" include Source Media, Inc. and its wholly-owned subsidiaries, IT Network, Inc. ("IT") and Interactive Channel Technologies Inc. ("ICT"), which was formerly known as Cableshare Inc., and (b) all references to the Company's activities, results of operations or financial condition prior to June 23, 1995 relate to IT.

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

General

      Source Media, Inc., is a provider of information and services to consumers through the television and telephone. In September 1996, in Colorado Springs, Colorado, the Company commercially introduced the Interactive Channel, its television programming service which provides a range of on-demand information and services to consumers utilizing cable television and telephone lines. In November 1996, the Company also commercially introduced the Interactive Channel in Denton, Texas. Source utilizes the interactive television system of its wholly-owned Canadian subsidiary, Interactive Channel Technologies Inc., to deliver the Interactive Channel. Source has announced distribution agreements for the Interactive Channel with three cable operators, Marcus Cable Company, L.P., Cablevision Systems Corporation and Century Communications Corporation, and is currently offering the Interactive Channel on the systems of two of these operators. The Interactive Channel offers over 80 interactive programs including on-demand local and national news, sports and weather, home shopping with companies such as J.C. Penney, Hallmark Connections and Waldenbooks, interactive Yellow Pages, television and movie guides, travel information and games.

      Since 1988, the Company has been delivering audiotext information to consumers through the touch-tone telephone. Through its IT Network telephone business, the Company provides consumers with information on-demand, such as news, weather and sports, together with topical information for health, legal and other matters of consumer interest. Source's principal IT Network telephone business product, called the Network Guide, consists of approximately 800 specific information topics listed in a stand-alone insert generally bound in the front of Yellow Pages directories distributed by certain Regional Bell Operating Companies or their affiliates or other Yellow Pages publishers (collectively, "Directory Publishers").

      The Company has earned monetary revenues through advertising sponsorships in the Network Guide, which are recorded as unearned income when billed and recognized on a straight-line basis as earned over the terms of the respective contracts (which are typically from three to 12 months). The Company also has earned monetary revenues from sales of audiotext services, principally its Consumer Tips service, to certain Directory Publishers. The Company is beginning to earn a significant percentage of its monetary revenues by acting as a sales agent for advertising in directories published by Directory Publishers and providing audiotext services in those directories.

      In each of its markets, the Company has entered into nonmonetary barter agreements with local television and radio stations. These media sponsors provide the Company with advertising time on their stations and update local news, weather and sports programming on the IT Network telephone business in exchange for promotional messages on the IT Network telephone business and print advertisements in the Network Guide. Revenues and cost of sales associated with these nonmonetary barter transactions are included in the Company's consolidated statements of operations at the estimated fair value of the on-air advertisements and information content provided to the Company by media sponsors. The Company expects that nonmonetary revenues as a percentage of total revenues will continue to decline in the future as the Company earns a higher percentage of its revenues as a service provider or sales agent rather than from sales of advertising in the Network Guide.

      On January 14, 1997, the Company acquired all of the outstanding shares that it did not already own of ICT in exchange for approximately 1,390,000 shares of the Company's common stock, making ICT a wholly-owned subsidiary of the Company. ICT owns the patented technology utilized by the Company for the Interactive Channel and provides research and development services for the Company. The Company's historical consolidated results of operations and financial condition include ICT as the Company owned a majority interest in ICT before the acquisition of the remaining interest.

Three Months Ended June 30, 1997 and 1996

      Monetary revenues increased 17 percent to $2.7 million for the quarter ended June 30, 1997. The net increase of $403,000 was related to an increase of $1.1 million attributable to the

Company's audiotext services as a result of new services contracts recently acquired from The Reuben H. Donnelly Corporation ("Donnelly") and GTE Directories Corporation ("GTE"). This increase was partially offset by declines of (i) $335,000 attributable to the Network Guide product, (ii) $259,000 attributable to ICT and (iii) $61,000 attributable to the Company's Consumer Tips service.

      The decline in Network Guide monetary revenues primarily reflects the termination of distribution in 19 designated market areas ("DMAs"), 11 of which are located within the Ameritech region, five within the Southwestern Bell region and three within the DonTech region. Total Network Guide revenues in the 19 terminated DMAs were $49,000 for the quarter ended June 30, 1997 and $505,000 for the quarter ended June 30, 1996. Network Guide revenues within the Company's other 35 existing DMAs declined slightly during the second quarter of 1997 compared with the same period in 1996. These declines were partially offset by increasesd revenues totaling $324,000 related to 17 new DMAs.

      Until February 1, 1996, the Company published the Network Guide in Yellow Pages directories in certain DMAs within the Ameritech region and produced the related audiotext messages in exchange for a share of the Network Guide revenues generated in those DMAs. The Company's agreement with Ameritech was terminated by Ameritech, and the Company's Network Guide has not been included in any Ameritech Yellow Pages directories published after September 1996. Accordingly, revenues in those Ameritech DMAs will end in the third quarter of 1997 due to the conclusion of revenue from Network Guide contracts in effect prior to the termination of the Ameritech agreement. Total monetary revenues for both the Network Guide and Consumer Tips products in the Ameritech region accounted for approximately seven and 27 percent of the Company's monetary revenues in the second quarter of 1997 and 1996, respectively. On February 5, 1996, Source initiated litigation against Ameritech in Texas state court related to the termination. In June 1997, in connection with the settlement of the litigation, the Company and Ameritech entered into a definitive agreement pursuant to which the Company will be the exclusive audiotext sales agent and service provider in up to 38 Ameritech Yellow Pages directories for a three year period commencing in the fourth quarter of 1997.

      The Company expects to partially offset 1997 declining revenue associated with the Ameritech with revenues generated through (i) its sales agency agreement with Donnelly to sell advertising in the Network Guide in Yellow Pages published by Donnelly in six top-100 DMAs in the mid-Atlantic region, (ii) its purchase of certain assets from Donnelly and a related audiotext service contract with Donnelly under which the Company will provide audiotext services in Yellow Pages published by Donnelly in eight top-100 DMAs located throughout the United States, (iii) its sales agency agreement with GTE to sell advertising in the Network Guide in Yellow Pages published by GTE in four top-100 DMAs located throughout the United States, (iv) its purchase of certain assets from GTE and a related audiotext service contract with GTE under which the Company will provide audiotext services in Yellow Pages published by GTE in nine top-100 DMAs located throughout the United States, and (v) its agreement with Southern New England Telephone ("SNET") to sell advertising in the Network Guide in Yellow Pages published by SNET in one top-100 DMA located in the northeastern United States.

      The decrease in ICT's revenues in the second quarter of 1997 compared with the same period in 1996 reflects certain hardware and software sales in connection with a trial of Interactive Channel technology in 1996.

      The decline in Consumer Tips revenues is the result of the February 1996 termination of the Company's agreement with Ameritech. Ameritech Consumer Tips revenues ended completely in the second quarter of 1996.

      Nonmonetary revenues and nonmonetary cost of sales declined 38 percent to $1.7 million for the quarter ended June 30, 1997 from $2.8 million for the quarter ended June 30, 1996. Substantially all of this $1.1 million decrease in nonmonetary revenues and nonmonetary cost of sales occurred because of the termination of distribution agreements in certain DMAs and because, in other DMAs, the Company reduced the amount of space devoted to information provided by media sponsors for lesser amounts of promotional advertising.

      Monetary cost of sales increased 72 percent to $1.6 million, for the quarter ended June 30, 1997 from $900,000 for the quarter ended June 30, 1996. This increase resulted from operating personnel salaries, depreciation expenses and various other operating expenses totaling $590,000 attributable to the Interactive Channel's operations in Colorado Springs and Denton as well as increased operating personnel salaries incurred by the IT Network telephone business to support new services and advertising contracts acquired from Donnelly and GTE. In the prior period, costs incurred by the Interactive Channel were classified as research and development in nature, as the Interactive Channel had not been commercially deployed.

      Selling, general and administrative expenses, including amortization of intangible assets, increased 94 percent to $5.5 million for the quarter ended June 30, 1997 from $2.8 million for the quarter ended June 30, 1996. This increase resulted from certain programming, personnel salaries, subscriber acquisition, travel and various other Interactive Channel expenses totaling $1.8 million as well as increased operating, customer service, sales, marketing and administrative expenses incurred by the IT Network telephone business to support new services and advertising contracts acquired from Donnelly and GTE. Amortization of intangible assets increased by $761,000 during the second quarter of 1997 as a result of the amortization of patents related to the Company's acquisition of the remaining shares of ICT during the first quarter of 1997 as well as the amortization of certain contract rights acquired from Donnelly and GTE.

      Research and development expenses declined 25 percent to $1.1 million for the quarter ended June 30, 1997 from $1.4 million for the quarter ended June 30, 1996. This decrease reflects lower Interactive Channel development expenses following the commercial introduction of the Interactive Channel.

      Other Income and Expenses. Net interest expense was $670,000 for the quarter ended June 30, 1997 compared with net interest income of $38,000 for the quarter ended June 30, 1996, reflecting interest expense on higher debt balances outstanding during the second quarter of 1997. Other (income) expense for the three months ended June 30, 1997 includes $356,000 of income related to the sale by the Company of certain warrants to its issuer as well as $315,000 of expense due to the extinguishment of the Aggregate First Tranche Notes.

Six Months Ended June 30, 1997 and 1996

      Monetary revenues increased 16 percent to $5.3 million for the six months ended June 30, 1997. The net increase of $750,000 was related to an increase of $2.0 million attributable to the Company's audiotext services as a result of new services contracts acquired from Donnelly and GTE. This increase was partially offset by declines of (i) $560,000 attributable to the Network Guide product,
(ii) $481,000 attributable to ICT and (iii) $213,000 attributable to the Company's Consumer Tips service.

      The decline in Network Guide monetary revenues primarily reflects the termination of distribution in 19 DMAs, 11 of which are located within the Ameritech region, five within the Southwestern Bell region and three within the DonTech region. Total Network Guide revenues in the 19 terminated DMAs were $169,000 for the six months ended June 30, 1997 and $1.1 million for the six months ended June 30, 1996. Network Guide revenues within the Company's other 35 existing DMAs declined slightly during the first half of 1997 compared with the same period in 1996. These declines were partially offset by increasesd revenues totaling $532,000 related to 17 new DMAs.

      The decrease in ICT's revenues in the first six months of 1997 compared with the same period in 1996 reflects a portion of the one-time license fee paid in 1996 to ICT by GTE Corporation and GTE MainStreet for the use of ICT's United States patents as part of an agreement to end litigation between ICT and GTE as well as certain hardware and software sales made in connection with a trial of Interactive Channel technology.

      The decline in Consumer Tips revenues is the result of the February 1996 termination of the Company's agreement with Ameritech. Ameritech Consumer Tips revenues ended completely in the second quarter of 1996.

      Nonmonetary revenues and nonmonetary cost of sales declined 40 percent to $3.4 million for the six months ended June 30, 1997 from $5.7 million for the six months ended June 30, 1996. Substantially all of this $2.3 million decrease in nonmonetary revenues and nonmonetary cost of sales occurred because of the termination of distribution agreements in certain DMAs and because, in other DMAs, the Company reduced the amount of space devoted to information provided by media sponsors for lesser amounts of promotional advertising.

      Monetary cost of sales increased 57 percent to $2.9 million, for the six months ended June 30, 1997 from $1.9 million for the quarter ended June 30, 1996. This increase resulted from operating personnel salaries, depreciation expenses and various other operating expenses totaling $1.1 million attributable to the Interactive Channel's operations in Colorado Springs and Denton. In the prior period, costs incurred by the Interactive Channel were research and development in nature, because the Interactive Channel had not been commercially deployed.

      Selling, general and administrative expenses, including amortization of intangible assets, increased 99 percent to $10.9 million for the six months ended June 30, 1997 from $5.5 million for the six months ended June 30, 1996. This increase resulted from certain programming, personnel salaries, subscriber acquisition, travel and various other Interactive Channel expenses totaling $3.8 million as well as increased operating, customer service, sales, marketing and administrative expenses incurred by the IT Network telephone business to support new services and advertising contracts acquired from Donnelly and GTE. Amortization of intangible assets increased by $1.3 million during the second quarter of 1997 as a result of the amortization of patents related to the Company's acquisition of the remaining shares of ICT during the first quarter of 1997 as well as the amortization of certain contract rights acquired from Donnelly and GTE.

      Research and development expenses declined 30 percent to $1.8 million for the six months ended June 30, 1997 from $2.7 million for the six months ended June 30, 1996. This decrease reflects lower Interactive Channel development expenses following the commercial introduction of the Interactive Channel.

      Other Income and Expenses. Net interest expense was $825,000 for the six months ended June 30, 1997 compared with net interest income of $246,000 for the six months ended June 30, 1996, reflecting interest expense on higher debt balances outstanding during the first half of 1997 compared to interest income on the proceeds from a public offering of the Company's common stock in December 1995 during the first six months of 1996. Other (income) expense for the first six months of 1997 includes $356,000 of income related to the sale by the Company of certain warrants to its issuer as well as $315,000 of expense due to the extinguishment of the Aggregate First Tranche Notes.

Liquidity and Capital Resources

      Since its inception, the Company has experienced substantial operating losses and net losses as a result of its efforts to develop, deploy and support its IT Network telephone business and to develop, conduct trials and commercially launch the Interactive Channel. As of June 30, 1997, the Company had an accumulated deficit of approximately $68.0 million and had used cumulative net cash in operations of $44.8 million. The difference at June 30, 1997 between the accumulated deficit and cumulative net cash used in operations since inception was attributable to (i) $21.2 million of nonmonetary charges related to financing incentives, write-down of intangible assets, depreciation and amortization and other non-cash expenses and (ii) $2.0 million of unearned income, accounts payable and accrued liabilities in excess of accounts receivable, prepaid expenses and inventory. Source expects that these losses will increase throughout 1997 as a result of, among other things, its continuing expenditures relating to its efforts to commercially introduce, deploy and enhance the Interactive Channel. Source expects to continue to incur operating losses through 1997 in excess of the amount of the operating losses experienced in past years and may incur operating losses at similar or greater levels thereafter.

      Since its inception, the Company has financed its operations primarily through an aggregate $65.7 million raised from various financing activities, including the incurrence of debt and issuance of the Company's common and preferred stock.

      In December 1996, the Company acquired certain audiotext servicing assets from GTE for an aggregate purchase price of $1.8 million, of which $600,000 was paid in both December 1996 and May 1997 and $600,000 is payable in August 1997. The Company may consider additional strategic acquisitions in either of its lines of business from time to time. Although there can be no assurance that the Company will consummate any such transactions, to the extent that it does so, such acquisitions would require the Company to expend funds, issue additional equity securities or incur additional debt. The incurrence of additional indebtedness by the Company could result in a substantial portion of the Company's operating cash flow being dedicated to the payment of principal and interest on such indebtedness, could render the Company more vulnerable to competitive pressures and economic downturns and could impose restrictions on the Company's operations. In addition, the Company's ability to acquire businesses is restricted under the terms of its agreements with its senior lenders.

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

      On April 9, 1997, the Company received cash proceeds of approximately $13.9 million net of fees and expenses associated with the transaction upon the issuance of additional senior notes (the "Second Tranche Notes") in the principal amount of $15.0 million and warrant (the "Second Tranche Warrants") entitling the holders thereof to purchase in the aggregate 2,000,000 shares of the Company's common stock at a purchase price of $6.00 per share at any time until their expiration on March 31, 2004. Additionally, in connection with the issuance of the Second Tranche Notes and the Second Tranche Warrants, the Aggregate First Tranche Notes and the First Tranche Warrant were amended and restated to terms identical to those of the Second Tranche Notes and the Second Tranche Warrants, respectively. The amended Aggregate First Tranche Notes and the Second Tranche Notes are due on March 31, 2002 and bear interest at the rate of either: (i) 12% per annum through March 31, 1999 if paid in cash, or (ii) 13% per annum through March 31, 1999 if paid through the issuance of additional notes, and 12% thereafter. At the option of the Company, interest payments may be made through the issuance of additional senior notes; however, to the extent interest payments are made through the issuance of additional senior notes, additional warrants to purchase .125 of the Company's common stock at a purchase price of $6.00 per share must also be issued to the holders of the Aggregate First and Second Tranche Notes for each dollar of principal amount of such senior notes. On March 31, 2001, the Company must make a prepayment of the notes equal to 33.33% of the then outstanding principal (together with accrued interest to date on such principal amount). The notes are secured by a lien on all of the Company's assets. Except for the required prepayment described above, the note agreement provides for a prepayment penalty and customary covenants and events of default. The Company also granted holders of the warrants demand and "piggyback" registration rights covering the shares of the Company's common stock issuable upon exercise of the warrants.

      The Company's future capital requirements will depend on many factors, including, but not limited to, (i) the success and timing of the development, introduction and deployment of the Interactive Channel, (ii) the operating results of its IT Network telephone business, (iii) the levels of advertising expenditures necessary to increase awareness of the Interactive Channel, (iv) the extent of market acceptance of such products, (v) the funds required by ICT and the Company to fund their costs of litigation, (vi) potential acquisitions or asset purchases and (vii) competitive factors. Following the issuance of the Second Tranche Notes, the Company believes its current resources will be sufficient to meet the Company's anticipated cash needs for working capital and other capital expenditures related to the further development of the Interactive Channel in the Company's existing markets and the further development of its telephone business through the end of 1997. However, the Company may seek additional funds or enter into other arrangements that could allow it to pursue a more extensive business plan, including the possible deployment of the Interactive Channel in additional markets and the consideration of potential acquisitions in its IT Network telephone business. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may attempt to sell additional equity securities or incur additional indebtedness. To the extent that future financing requirements are satisfied through the issuance of equity securities, Source's shareholders may experience dilution. The incurrence of additional debt financing could result in a substantial portion of Source's operating cash flow being dedicated to the payment of principal and interest on such indebtedness, could render Source more vulnerable to competitive pressures and economic downturns and could impose restrictions on Source's operations.

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

      On January 25, 1994, Mr. Lerch also commenced a proceeding against ICT and several persons who are, or have been, officers and directors of ICT claiming wrongful termination of Mr. Lerch's employment with ICT and seeking damages in the amount of Cdn$350,000. ICT denied the claim. The trial of this action began in London, Ontario on April 23, 1996 and was completed May 3, 1996. Judgment was rendered against ICT in the amount of Cdn$200,000. ICT's appeal of this decision was initially denied but a review before a three judge panel resulted in ICT being allowed to continue its appeal.

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

      Bauer. In November 1996, Jeanna Bauer, a former employee of IT, commenced a proceeding in the United States District Court for the Southern District of Ohio, Western District at Dayton, against IT , alleging discrimination on the basis of sex and pregnancy and seeking reinstatement and compensatory damages in the amount of $250,000 and an equivalent amount of punitive damages. The Company denies the charges of discrimination and contends that it provided the plaintiff the standard six week maternity leave, even though the plaintiff did not technically qualify for such leave. The Company has filed a counterclaim against the plaintiff seeking reimbursement of funds advanced to the plaintiff, but never repaid. The Company intends to vigorously assert its position in this litigation. No trial date has yet been set. In addition, management believes the ultimate outcome of these actions will not have a material impact on the consolidated financial condition or results of operations of Source.

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

Item 2 - Changes in Securities - not applicable

Item 3 - Defaults Upon Senior Securities - not applicable

Item 4 - Submission of Matters to a Vote of Security Holders -

      Source Media, Inc. held its Annual Meeting of Stockholders on May 21, 1997 ("Annual Meeting").

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

      Proposal to elect Timothy P. Peters to serve as a director of the Company for the ensuing year and until his successor is elected and qualified.

                  For                                 8,360,127
                  Abstain or Authority Withheld         214,923

      Proposal to elect William S. Bedford to serve as a director of the Company for the ensuing year and until his successor is elected and qualified.

                  For                                 8,360,377
                  Abstain or Authority Withheld         214,673

      Proposal to elect John J. Reed to serve as a director of the Company for the ensuing year and until his successor is elected and qualified.

                  For                                 8,360,377
                  Abstain or Authority Withheld         214,673

      Proposal to elect David L. Kuykendall to serve as a director of the Company for the ensuing year and until his successor is elected and qualified.

                  For                                 8,398,893
                  Abstain or Authority Withheld         176,157

      Proposal to elect Michael J. Marocco to serve as a director of the Company for the ensuing year and until his successor is elected and qualified.

                  For                                 8,398,893
                  Abstain or Authority Withheld         176,157

      Proposal to elect James L. Greenwald to serve as a director of the Company for the ensuing year and until his successor is elected and qualified.

                  For                                 8,398,663
                  Abstain or Authority Withheld         176,387

      Proposal to elect Robert H. Alter to serve as a director of the Company for the ensuing year and until his successor is elected and qualified.

                  For                                 8,398,663
                  Abstain or Authority Withheld         176,387

      Proposal to elect Robert J. Cresci to serve as a director of the Company for the ensuing year and until his successor is elected and qualified.

                  For                                 8,398,893
                  Abstain or Authority Withheld         176,157

      Proposal to amend the 1995 Nonqualified Stock Option Plan for Non-Employee
      Directors:

                  For                                 3,166,525
                  Against                               201,460
                  Abstain                                27,596

      Proposal to amend the 1995 Performance Equity Plan:

                  For                                 3,118,017
                  Against                               243,430
                  Abstain                                34,134

      Proposal to approve the Employee Stock Purchase Plan:

                  For                                 3,206,462
                  Against                               157,079
                  Abstain                                32,040

      Proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the Company for the 1997 fiscal year:

                  For                                 8,552,404
                  Against                                 5,547
                  Abstain                                17,093

Item 5 - Other information - not applicable

Item 6 - Exhibits and Reports on Form 8-K

      (a)   Exhibits -

            10.1 Audiotex Agreement by and between the Company and Ameritech Publishing, Inc., dated June 30, 1997.

            10.2 Amendment to Distribution Agreement by and between the Company and Cablevision Systems Corporation, dated May 22, 1997.

      (b) Reports on Form 8-K during the three months ended June 30, 1997 - not applicable

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 SOURCE MEDIA, INC.
                                                 (Registrant)


Date:  August 14, 1997                           By:  /s/ Michael G. Pate
                                                    ----------------------------
                                                    Michael G. Pate
                                                    Chief Financial Officer and
                                                    Treasurer
                                                    (Principal Financial Officer
                                                    and Duly Authorized Officer)