Form 10-Q
period 1997-09-30
SOURCE MEDIA INC
filed 1997-11-14
CIK 900029

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1997

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

                           5400 LBJ FREEWAY, SUITE 680
                               DALLAS, TEXAS 75240
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (972) 701-5400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT NOVEMBER 13, 1997: 11,514,047

                               SOURCE MEDIA, INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                                                                     Page Number
                                                                                     -----------
PART I.  FINANCIAL INFORMATION

    Item 1.      Consolidated Financial Statements

                 Consolidated Balance Sheets (Unaudited)
                          September 30, 1997 and December 31, 1996                            3

                 Consolidated Statements of Operations (Unaudited)
                          Three and nine months ended
                          September 30, 1997 and 1996                                         5

                 Consolidated Statements of Cash Flows (Unaudited)
                          Nine months ended September 30, 1997 and 1996                       6

                 Notes to Consolidated Financial Statements                                   7

    Item 2.      Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                 12

PART II.  OTHER INFORMATION

    Item 1.      Legal Proceedings                                                            19

    Item 2.      Changes in Securities                                                        N/A

    Item 3.      Defaults Upon Senior Securities                                              N/A

    Item 4.      Submission of Matters to a Vote of Securities Holders                        N/A

    Item 5.      Other Information                                                            N/A

    Item 6.      Exhibits and Reports on Form 8-K                                             20

                          PART I. FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                               SOURCE MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                               DECEMBER 31,   SEPTEMBER 30,
                                                                   1996           1997
                                                               ------------   ------------
ASSETS
Current assets:
       Cash and cash equivalents                               $  4,302,943   $  4,158,379
       Restricted investments                                       611,182             --
       Trade accounts receivable, less allowance
          for doubtful accounts of $62,504 and $50,682
          in 1996 and 1997, respectively                            956,078      1,156,771
       Deferred expenses                                            729,819      1,039,464
       Prepaid expenses and other current assets                  1,167,201        892,563
                                                               ------------   ------------
Total current assets                                              7,767,223      7,247,177

Property and equipment:
       Production equipment                                       3,951,502      4,084,751
       Computer equipment                                         1,937,826      2,386,983
       Other equipment                                            2,520,885      3,886,018
       Furniture and fixtures                                       128,235        490,580
                                                               ------------   ------------
                                                                  8,538,448     10,848,332

Accumulated depreciation                                          3,576,999      5,138,338
                                                               ------------   ------------

Net property and equipment                                        4,961,449      5,709,994

Intangible assets:
       Patents                                                    3,597,989     14,936,508
       Goodwill                                                   3,010,137      3,010,137
       Contract rights                                            1,121,000      1,121,000
                                                               ------------   ------------
                                                                  7,729,126     19,067,645

Accumulated amortization                                          5,541,770      8,310,843
                                                               ------------   ------------

Net intangible assets                                             2,187,356     10,756,802

Other non-current assets                                            980,745        974,831
                                                               ------------   ------------

Total assets                                                   $ 15,896,773   $ 24,688,804
                                                               ============   ============

                               SOURCE MEDIA, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)

                                                                                   DECEMBER 31,    SEPTEMBER 30,
                                                                                       1996            1997
                                                                                   ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Current liabilities:
       Trade accounts payable                                                      $    917,462    $    813,924
       Accrued payroll                                                                  420,926         440,760
       Other accrued liabilities                                                      1,483,373       1,433,305
       Amounts payable related to acquisitions                                        1,350,000              --
       Unearned income                                                                3,976,244       3,586,328
       Current portion of capital lease obligations                                      85,683          28,861
                                                                                   ------------    ------------
Total current liabilities                                                             8,233,688       6,303,178

Long-term debt, net of discount                                                       4,612,021      19,470,151
Capital lease obligations, less current portion                                          22,706          25,913

Minority interests in consolidated subsidiaries                                       3,665,104       3,839,552
Note receivable and accrued interest from minority
       stockholder, net of discount of $137,152 and
       $105,866 in 1996 and 1997, respectively                                         (666,931)       (709,436)
                                                                                   ------------    ------------
                                                                                      2,998,173       3,130,116

Stockholders' equity (capital deficiency):
       Common stock, $.001 par value:
       Authorized shares - 50,000,000
       Issued shares - 10,327,041 and 11,874,578 in 1996
          and 1997, respectively                                                         10,327          11,875
       Less treasury stock, at cost - 381,351 shares                                 (3,757,641)     (3,757,641)
       Capital in excess of par value                                                60,815,785      75,152,939
       Accumulated deficit                                                          (56,931,832)    (75,505,547)
       Foreign currency translation                                                       3,737         (40,248)
       Notes receivable and accrued interest
          from stockholders                                                            (110,191)       (101,932)
                                                                                   ------------    ------------
Total stockholders' equity (capital deficiency)                                          30,185      (4,240,554)
                                                                                   ------------    ------------

Total liabilities and stockholders' equity (capital deficiency)                    $ 15,896,773    $ 24,688,804
                                                                                   ============    ============




See accompanying notes.

                               SOURCE MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED SEPT. 30,    NINE MONTHS ENDED SEPT. 30,
                                                                   1996            1997            1996            1997
                                                               ------------    ------------    ------------    ------------
Monetary revenues                                              $  1,819,422    $  2,652,251    $  6,405,778    $  7,988,259
Nonmonetary revenues                                              2,366,560       1,517,204       8,041,541       4,927,961
                                                               ------------    ------------    ------------    ------------
       Total revenues                                             4,185,982       4,169,455      14,447,319      12,916,220

Monetary cost of sales                                              854,946       2,043,173       2,707,457       4,944,983
Nonmonetary cost of sales                                         2,366,560       1,517,204       8,041,541       4,927,961
                                                               ------------    ------------    ------------    ------------
       Total cost of sales                                        3,221,506       3,560,377      10,748,998       9,872,944
                                                               ------------    ------------    ------------    ------------

Gross profit                                                        964,476         609,078       3,698,321       3,043,276

Selling, general and administrative expenses                      3,111,836       4,728,858       8,081,441      13,803,350
Amortization of intangible assets                                   257,835         925,461         773,503       2,769,073
Research and development expenses                                 1,763,316         837,120       4,414,119       2,681,587
                                                               ------------    ------------    ------------    ------------
                                                                  5,132,987       6,491,439      13,269,063      19,254,010
                                                               ------------    ------------    ------------    ------------

Operating loss                                                   (4,168,511)     (5,882,361)     (9,570,742)    (16,210,734)

Interest expense                                                    167,907       1,681,272         360,617       2,661,647
Interest income                                                    (223,147)        (83,329)       (661,931)       (238,578)
Other income                                                         (6,592)         (1,475)        (32,207)        (51,119)
Minority interest in earnings (losses) of consolidated
       subsidiaries                                                  40,501              --         (68,823)         (8,970)
                                                               ------------    ------------    ------------    ------------

Net loss                                                       $ (4,147,180)   $ (7,478,829)   $ (9,168,398)   $(18,573,714)
                                                               ============    ============    ============    ============

Net loss per common share                                      $      (0.42)   $      (0.65)   $      (0.92)   $      (1.64)
                                                               ============    ============    ============    ============

Weighted average common shares outstanding                        9,934,238      11,434,443       9,932,528      11,292,655
                                                               ============    ============    ============    ============



See accompanying notes.

                               SOURCE MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         NINE MONTHS ENDED SEPT. 30,
                                                                            1996            1997
                                                                         ------------    ------------
OPERATING ACTIVITIES
Net loss                                                                 ($ 9,168,398)   ($18,573,714)
Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation                                                           645,323       1,561,339
       Amortization of intangible assets                                      773,502       2,769,073
       Non-cash interest expense                                                   --       2,630,392
       Provision for losses on accounts receivable                             86,983          32,712
       Minority interest in net losses                                        (68,823)         (8,970)
       Write-off of debt issue costs                                               --         315,068
       Warrants issued for services provided                                       --         279,571
       Issuance of common stock in litigation settlement                           --         299,063
       Other, net                                                            (157,152)        (34,246)
Changes in operating assets and liabilities:
       Trade accounts receivable                                              (59,353)       (233,405)
       Prepaid expenses and other current assets                              146,733         274,638
       Deferred expenses                                                      121,226        (309,645)
       Trade accounts payable                                                (387,145)       (103,538)
       Accrued payroll                                                        (45,685)         19,834
       Other accrued liabilities                                              (70,786)        122,995
       Unearned income                                                       (217,434)       (389,916)
                                                                         ------------    ------------
Net cash used in operating activities                                      (8,401,009)    (11,348,749)

INVESTING ACTIVITIES
       Capital expenditures                                                (1,449,213)     (1,675,544)
       Acquisition of equipment and contract rights                                --      (1,350,000)
                                                                         ------------    ------------
Net cash used in investing activities                                      (1,449,213)     (3,025,544)

FINANCING ACTIVITIES
       Net proceeds from issuance of long-term debt and warrants            4,606,109      13,922,625
       Proceeds from issuance of common stock and exercise
            of stock options                                                   79,712         551,308
       Payments on capital lease obligations                                 (151,466)        (76,773)
       Other                                                                  (30,043)       (123,446)
                                                                         ------------    ------------
Net cash provided by financing activities                                   4,504,312      14,273,714

Effect of exchange rate changes on cash and cash equivalents                   26,112         (43,985)
                                                                         ------------    ------------

Net decrease in cash and cash equivalents                                  (5,319,798)       (144,564)
Cash and cash equivalents at beginning of period                           17,479,223       4,302,943
                                                                         ------------    ------------

Cash and cash equivalents at end of period                               $ 12,159,425    $  4,158,379
                                                                         ============    ============



See accompanying notes.

                               SOURCE MEDIA, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Unless the context otherwise requires,all references to the "Company" or "Source" include Source Media, Inc. and its wholly-owned subsidiaries, SMI Holdings, Inc. ("Holdings"), IT Network, Inc., Interactive Channel, Inc. and Interactive Channel Technologies Inc. ("ICT"), which was formerly known as Cableshare Inc.


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

4.  Acquisitions

       In January 1997, the Company acquired all of the outstanding shares of ICT held by minority interest shareholders in exchange for approximately 1,390,000 shares of the Company's common stock, making ICT a wholly-owned subsidiary of the Company. The Company also issued options to purchase 177,000 shares of the Company's common stock at exercise prices ranging from $1.43 to $4.96 per share to certain employees and directors of ICT in exchange for their outstanding options to purchase ICT common shares, and incurred cash expenses related to the acquisition of approximately $795,000. The aggregate purchase price for the acquisition of the ICT minority interest was approximately $11.3 million, and the acquisition was accounted for by the purchase method of accounting. The purchase price was allocated to patents, which are being amortized over a five year period.

       The following represents the unaudited pro forma results of operations as if the above acquisition had occurred as of January 1, 1996, after giving effect to certain adjustments, including amortization of intangibles resulting from the allocation of the purchase price. Pro forma results for the nine months ended September 30, 1997 would not have differed materially from the actual results.

                                              Nine Months Ended
                                              September 30, 1996
                                              ------------------
                                             (In thousands, except
                                               per share amount)
    Total revenues                                 $14,447
    Gross profit                                     3,698
    Operating loss                                (11,272)
    Net loss                                      (10,938)
    Net loss per common share                      $(0.97)

         The pro forma results given above are not necessarily indicative of what actually would have occurred if the acquisition had been in effect during the period presented, and are not intended to be a projection of future results or trends.

5.  Long-Term Debt and Notes Payable

         On April 3, 1996, the Company issued a senior note (the "First Tranche Note") in the principal amount of $5.0 million and a warrant (the "First Tranche Warrant") which entitled the holder thereof to purchase 500,000 shares of the Company's common stock at a purchase price of $10.21 per share. On September 30, 1996 and March 31, 1997, the Company issued additional senior notes in the amounts of $326,806 and $350,090, respectively, for the payment of interest on the First Tranche Note. The First Tranche Note and the additional senior notes (collectively, the "Aggregate First Tranche Notes") were due on March 31, 2001 and bore interest at the rate of 13% per annum through March 31, 1998 and 12% thereafter. The estimated fair market value of the First Tranche Warrant of $746,000 was credited to capital in excess of par value and the First Tranche Note was recorded at a corresponding discount. The discount on the First Tranche Note was being amortized to interest expense using the effective interest rate method over the stated term of the First Tranche Note, resulting in an effective interest rate of 16.2%. As of December 31, 1996, the carrying value of the Aggregate First Tranche Notes, which had no public market, approximated their fair market value, which was estimated using a discounted cash flow analysis.

         On April 9, 1997, the Company received cash proceeds of approximately $13.9 million, net of related fees and expenses, upon the issuance of additional senior notes (the "Second Tranche Notes") in the principal amount of $15.0 million and additional warrants (the "Second Tranche Warrants") entitling the holders thereof to purchase in the aggregate 2,000,000 shares of the Company's common stock at a purchase price of $6.00 per share at any time until their expiration on March 31, 2004. Additionally, in connection with the issuance of the Second Tranche Notes and the Second Tranche Warrants, the Aggregate First Tranche Notes and the First Tranche Warrant were amended and restated to terms identical to those of the Second Tranche Notes and the Second Tranche Warrants, respectively. The amended Aggregate First Tranche Notes and the Second Tranche Notes (collectively, the "Aggregate Second Tranche Notes") were due on March 31, 2002 and bore interest at the rate of either: (i) 12% per annum through March 31, 1999 if paid in cash, or (ii) 13% per annum through March 31, 1999 if paid through the issuance of additional notes, and 12% thereafter. At the option of the Company, to the extent interest payments were made through the issuance of additional senior notes, additional warrants to purchase .125 of the Company's common stock at a purchase price of $6.00 per share were required to be issued to the holders of the Aggregate Second Tranche Notes for each dollar of principal amount of such additional senior notes issued.

         The amendment of the Aggregate First Tranche Notes and First Tranche Warrant was accounted for as the extinguishment and replacement of the existing senior notes and the cancellation of the existing warrants and issuance of new warrants due to the significance of the modification to the terms of the senior notes and warrant. The extinguishment of the Aggregate First Tranche Notes resulted in a loss of approximately $315,000, which was included in other (income) expense during the second quarter of 1997. The estimated fair market value of the amended First Tranche Warrant and the Second Tranche Warrant of approximately $1.7 million was credited to capital in excess of par value and the Aggregate Second Tranche Notes were recorded at a corresponding discount. The discount on the Aggregate Second Tranche Notes was being amortized to interest expense using the effective interest rate method over the stated term of the Aggregate Tranche Notes resulting in an effective interest rate of 15.4%.

         On September 30, 1997, the Company issued additional senior notes, with terms identical to those of the Aggregate Second Tranche Notes, in the amount of approximately $1.3 million and warrants to purchase approximately 165,000 shares of Common Stock. The estimated fair market value of the senior notes and warrants issued in lieu of a cash interest payment on September 30, 1997 was approximately $2.2 million, which was recorded as interest expense during the second and third quarters of 1997. The notes were secured by a lien on all of the Company's assets.

         On October 30, 1997, a portion of the proceeds received from the private placement described in the Subsequent Events footnote below was used to pay off the Aggregate Second Tranche Notes, including accrued interest thereon, and the senior notes issued on September 30, 1997 in lieu of a cash interest payment. The early extinguishment of these notes resulted in a charge to earnings of approximately $3.5 million related to unamortized discount on the senior notes and unamortized issuance costs which will be recorded as an extraordinary item in the fourth quarter of 1997.

6.  Subsequent Events

         Brite Voice Asset Acquisition. On October 30, 1997, the Company, through a subsidiary, acquired certain of the electronic publishing assets of Brite Voice Systems, Inc. ("Brite") pursuant to the terms of a purchase agreement (the "Brite Acquisition"). These assets consisted primarily of contract rights and equipment used in Brite's voice information services business. The purchase price for these assets was approximately $35.6 million in cash.

         VNN Asset Acquisition. On October 30, 1997, the Company, through a subsidiary, acquired the electronic publishing assets of Voice News Network, Inc. ("VNN") pursuant to the terms of a purchase agreement (the "VNN Acquisition"). These assets consisted primarily of contract rights and equipment used in VNN's voice information services business. The purchase price for these assets was $9.0 million in cash.

         Both of these acquisitions were financed with funds acquired in a private placement made in accordance with Rule 506 of Regulation D and Rule 144A under the Securities Act of 1933 of $100,000,000 of the Company's 12% Senior Secured Notes due 2004 and Units representing $20,000,000 of the Company's 13.5% Senior PIK Preferred Stock and Warrants to purchase 447,000 shares of the Company's common stock at a purchase price of $0.01 per share. The Company intends to file registration statements with the Securities and Exchange Commission within 45 days of the closing of the offerings, and, after those registration statements have been declared effective, will exchange the privately placed Senior Secured Notes and Senior PIK Preferred Stock for substantially identical Senior Secured Notes and Senior PIK Preferred Stock.

The Company also intends to file a registration statement covering the shares of common stock underlying the Warrants within six months of the closing of the offerings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires,all references to the "Company" or "Source" include Source Media, Inc. and its wholly-owned subsidiaries, SMI Holdings, Inc. ("Holdings"), IT Network, Inc.,Interactive Channel, Inc. and Interactive Channel Technologies Inc. ("ICT"), which was formerly known as Cableshare Inc.

FORWARD LOOKING INFORMATION AND RISK FACTORS

         The Company or its representatives may make forward looking statements, oral or written, including statements in this report's Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and filings with the Securities and Exchange Commission about confidence and strategies and plans and expectations about demand, demand and acceptance of new and existing products, potential acquisitions, potential for profits and returns on investments in products and markets that are forward looking statements involving risks and uncertainties that could significantly impact the Company. Although the Company believes that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. Among the factors that could cause actual results to differ materially from the Company's expectations are its ability to secure distribution for Cable SuperSites; failure to make available advanced analog or digital set-top boxes incorporating the Company's technology; general economic and business conditions; industry trends; competition; equipment costs and availability; terms and deployment of capital; availability of qualified personnel; changes in, or the failure to comply with, government regulation; and other factors discussed from time to time in the Company's Annual Report on Form 10-K and other Securities and Exchange Commission filings.

GENERAL


         Source Media, Inc. is a leader in providing on-demand information, services and programming through the telephone and cable television, delivered over the Company's proprietary digital operating systems to mass market consumers through its two operating subsidiaries, IT Network and Interactive Channel. IT Network is a leading provider of on-demand information through advertiser-sponsored telephone hotlines advertised in Yellow Pages and newspapers. Interactive Channel provides on-demand information and services and can provide Internet access to the cable television industry over existing cable infrastructure and telephone lines.

         IT Network is the nation's leading provider of voice information services through telephone directories and newspapers. The Company also provides related support services to a majority of its Yellow Pages directory and newspaper publisher partners. The Company sells advertising and provides related support services to advertising clients who pay to sponsor and deliver a promotional message before and after the delivery of the voice information services.

The Company provides voice information services to eight of the nine largest Yellow Pages directory publishers in the country.

         Interactive Channel's cable television network, Cable SuperSites, supplies programming and services which allow a subscriber to access on-demand local and national news, weather, sports and school information; view programming guides; purchase goods; and can allow a subscriber to browse the Internet, send and receive e-mail and access a variety of other attractive offerings over existing cable infrastructure and telephone lines. Cable SuperSites is broadcast by cable operators utilizing the Company's proprietary two-way operating system, SourceWare.

         The Company has earned monetary revenues through advertising sponsorships in the Network Guide, an IT Network advertising product, which are recorded as unearned income when billed and recognized on a straight-line basis as earned over the terms of the respective contracts (which are typically from three to twelve months). The Company also has earned monetary revenues from sales of voice information services, principally its Consumer Tips service, to certain publisher partners. The Company is beginning to earn a significant percentage of its monetary revenues by acting as a sales agent for advertising in directories published by publisher partners and providing voice information services in those directories.

           In most of its major markets, the Company has entered into nonmonetary barter agreements with local television and radio stations. These media sponsors provide the Company with advertising time on their stations and update local news, weather and sports voice information messages in exchange for promotional messages and print advertisements in the Network Guide. Revenues and cost of sales associated with these nonmonetary barter transactions are included in the Company's consolidated statements of operations at the estimated fair value of the on-air advertisements and information content provided to the Company by media sponsors. The Company expects that nonmonetary revenues as a percentage of total revenues will continue to decline in the future as the Company earns a higher percentage of its revenues as a service provider or sales agent rather than from sales of advertising in the Network Guide.

         On January 14, 1997, the Company acquired all of the outstanding shares that it did not already own of ICT in exchange for approximately 1,390,000 shares of the Company's common stock, making ICT a wholly-owned subsidiary of the Company. ICT owns the patented technology utilized by the Company for Cable SuperSites and provides research and development services for the Company. The Company's historical consolidated results of operations and financial condition include ICT as the Company owned a majority interest in ICT before the acquisition of the remaining interest.

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         Monetary revenues increased 46 percent to $2.7 million for the quarter ended September 30, 1997 from $1.8 million for the comparable period in 1996. The net increase of $833,000 was the result of an increase of $1.0 million attributable to the Company's voice information services related to new service contracts acquired from The Reuben H. Donnelly Corporation

("Donnelly") and GTE Directories Corporation ("GTE") as well as the introduction of the Company's "LocalSource" product, a comprehensive, local directory of Internet addresses and voice information services. This increase was partially offset by declines of $114,000 attributable to the Network Guide product and $84,000 attributable to ICT.

         The decline in Network Guide monetary revenues primarily reflects the termination of distribution in 20 designated market areas ("DMAs"), 14 of which are located within the Ameritech region, three within the Southwestern Bell region and three within the DonTech region. Total Network Guide revenues in the 20 terminated DMAs were $13,000 for the quarter ended September 30, 1997 compared with $487,000 for the quarter ended September 30, 1996. Network Guide revenues within the Company's other 30 existing DMAs declined slightly during the third quarter of 1997 compared with the same period in 1996. These declines were partially offset by increased revenues totaling $396,000 related to 17 new DMAs.

         The decrease in ICT's revenues in the third quarter of 1997 compared with the same period in 1996 reflects a portion of the one-time license fee paid in 1996 to ICT by GTE Corporation and GTE MainStreet for the use of ICT's United States patents as part of an agreement to end litigation between ICT and GTE, as well as certain hardware and software sales made in connection with a trial of ICT technology.

         Nonmonetary revenues and nonmonetary cost of sales declined 36 percent to $1.5 million for the quarter ended September 30, 1997 from $2.4 million for the quarter ended September 30, 1996. Substantially all of this decrease in nonmonetary revenues and nonmonetary cost of sales occurred because of the termination of distribution agreements in certain DMAs and because, in other DMAs, the Company reduced the amount of space devoted to information provided by media sponsors for lesser amounts of promotional advertising.

         Monetary cost of sales increased 139 percent to $2.0 million, for the quarter ended September 30, 1997 from $855,000 for the quarter ended September 30, 1996. This increase resulted from (i) operating personnel salaries, depreciation expenses, and various other operating expenses totaling $626,000 attributable to Interactive Channel operations in Colorado Springs and Denton,
(ii) a $356,000 write-off of electronic components used by the Company for building set-top boxes (related to progress in integrating SourceWare into major set-top manufacturers' digital and smart-analog set-top boxes) and (iii) increased operating personnel salaries and various other operating expenses totaling $218,000 incurred by IT Network to support new services and advertising contracts acquired from Donnelly and GTE as well as its new LocalSource product. In the prior period, costs incurred by Interactive Channel were research and development in nature, because Cable SuperSites had not been commercially deployed.

         Selling, general and administrative expenses, including amortization of intangible assets, increased 68 percent to $5.7 million for the quarter ended September 30, 1997 from $3.4 million for the quarter ended September 30, 1996. This increase resulted from (i) certain programming, personnel salaries, subscriber acquisition, travel and various other Interactive Channel expenses totaling $1.7 million, (ii) additional customer service, sales, marketing and administrative expenses incurred by IT Network to support new services and advertising contracts acquired from Donnelly and GTE as well as its new LocalSource product, and (iii) costs associated with, and settlement of, an ongoing legal dispute in the third quarter of 1997. Amortization of intangible assets increased by $668,000 during the third quarter of 1997 as a result of the amortization of patents related to the Company's acquisition of the remaining shares of ICT during the first quarter of 1997 as well as the amortization of certain contract rights acquired from Donnelly and GTE. In the prior period, costs incurred by Interactive Channel were research and development in nature, because Cable SuperSites had not been commercially deployed.

         Research and development expenses declined 53 percent to $837,000 for the quarter ended September 30, 1997 from $1.8 million for the quarter ended September 30, 1996. This decrease reflects lower Interactive Channel development expenses following the commercial introduction of Cable SuperSites.

         Other income and expenses. Net interest expense was $1.6 million for the quarter ended September 30, 1997 compared with net interest income of $55,000 for the quarter ended September 30, 1996, reflecting the approximate $1.1 million estimated fair market value of warrants issued by the Company related to an interest payment in kind on an outstanding senior debt security as well as interest expense on higher debt balances outstanding during the third quarter of 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         Monetary revenues increased 25 percent to $8.0 million for the nine months ended September 30, 1997 from $6.4 million for the nine months ended September 30, 1996. The net increase of $1.6 million was the result of an increase of $3.1 million attributable to the Company's voice information services related to new service contracts acquired from Donnelly and GTE as well as the introduction of the Company's LocalSource product. This increase was partially offset by declines of (i) $710,000 attributable to the Network Guide product, (ii) $620,000 attributable to ICT and (iii) $213,000 attributable to the Company's Consumer Tips service.

         The decline in Network Guide monetary revenues primarily reflects the termination of distribution in 20 DMAs, 14 of which are located within the Ameritech region, three within the Southwestern Bell region and three within the DonTech region. Total Network Guide revenues in the 20 terminated DMAs were $275,000 for the nine months ended September 30, 1997 compared with $1.8 million for the nine months ended September 30, 1996. Network Guide revenues within the Company's other 30 existing DMAs declined slightly during the first nine months of 1997 compared with the same period in 1996. These declines were partially offset by increases of $905,000 related to 17 new DMAs.

         The decrease in ICT's revenues in the first nine months of 1997 compared with the same period in 1996 reflects a portion of the one-time license fee paid in 1996 to ICT by GTE Corporation and GTE MainStreet for the use of ICT's United States patents as part of an agreement to end litigation between ICT and GTE, as well as certain hardware and software sales made in connection with a trial of ICT technology.

         The decline in Consumer Tips revenues is the result of the February 1996 termination of the Company's agreement with Ameritech. Ameritech Consumer Tips revenues ended completely in the second quarter of 1996.

         Nonmonetary revenues and nonmonetary cost of sales declined 39 percent to $4.9 million for the nine months ended September 30, 1997 from $8.0 million for the nine months ended September 30, 1996. Substantially all of this $3.1 million decrease in nonmonetary revenues and nonmonetary cost of sales occurred because of the termination of distribution agreements in certain DMAs and because, in other DMAs, the Company reduced the amount of space devoted to information provided by media sponsors for lesser amounts of promotional advertising.

         Monetary cost of sales increased 83 percent to $4.9 million for the nine months ended September 30, 1997 from $2.7 million for the nine months ended September 30, 1996. This increase resulted from (i) operating personnel salaries, depreciation expenses, and various other operating expenses totaling $1.7 million attributable to Interactive Channel operations in Colorado Springs and Denton, (ii) a $356,000 write-off of electronic components used by the Company for building set-top boxes and (iii) increased operating personnel salaries and various other operating expenses totaling $256,000 incurred by IT Network to support new services and advertising contracts acquired from Donnelly and GTE as well as its new LocalSource product. In the prior period, costs incurred by Interactive Channel were research and development in nature, because Cable SuperSites had not been commercially deployed.

         Selling, general and administrative expenses, including amortization of intangible assets, increased 87 percent to $16.6 million for the nine months ended September 30, 1997 from $8.9 million for the nine months ended September 30, 1996. This increase resulted from (i) certain programming, personnel salaries, subscriber acquisition, travel and various other Interactive Channel expenses totaling $5.5 million, (ii) increased customer service, sales, marketing and administrative expenses incurred by IT Network to support new services and advertising contracts acquired from Donnelly and GTE as well as its new LocalSource product and (iii) costs associated with, and settlement of, an ongoing legal dispute in the third quarter of 1997. Amortization of intangible assets increased by $2.0 million during the nine months ended September 30, 1997 as a result of the amortization of patents related to the Company's acquisition of the remaining shares of ICT during the first quarter of 1997 as well as the amortization of certain contract rights acquired from Donnelly and GTE. In the prior period, costs incurred by Interactive Channel were research and development in nature, because Cable SuperSites had not been commercially deployed.

         Research and development expenses declined 39 percent to $2.7 million for the nine months ended September 30, 1997 from $4.4 million for the nine months ended September 30, 1996. This decrease reflects lower Interactive Channel development expenses following the commercial introduction of Cable SuperSites.

         Other income and expenses. Net interest expense was $2.4 million for the nine months ended September 30, 1997 compared with net interest income of $301,000 for the nine months ended September 30, 1996, reflecting interest expense on higher debt balances outstanding during the first nine months of 1997 as well as the approximate $1.1 million estimated fair market value of warrants issued by the Company related to an interest payment in kind on an outstanding senior debt security compared to net interest income generated from the proceeds from a public offering of the Company's common stock in December 1995 during the first nine months of 1996.


LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has experienced substantial operating losses and net losses as a result of its efforts to (i) develop, deploy and support IT Network, (ii) acquire a controlling interest in ICT, and (iii) develop, conduct trials and commercially launch Cable SuperSites. As of September 30, 1997, the Company had an accumulated deficit of approximately $75.5 million and had used cumulative net cash in operations of $48.6 million. The difference at September 30, 1997 between the accumulated deficit and cumulative net cash used in operations since inception was attributable primarily to nonmonetary charges related to financing incentives, write-down of intangible assets, depreciation and amortization and other non-cash expenses. The Company expects that these losses will increase in the quarter ended December 31, 1997 as a result of, among other things, its continuing expenditures relating to its efforts to commercially introduce, deploy and enhance Cable SuperSites, non-recurring charges related to the early extinguishment of its April 1996 senior secured notes (the "Extinguished Aggregate Second Tranche Notes") and non- recurring charges related to transition costs associated with the Brite and VNN acquisitions. The Company may incur operating losses at similar or greater levels in 1998, although it expects that cash used in operations will decline as a result of the Brite and VNN acquisitions discussed below.

         Since its inception through September 30, 1997, the Company has financed its operations primarily through an aggregate $65.7 million raised from various financing activities, including the incurrence of debt and issuance of the Company's common stock. In April 1997, the Company issued $15.0 million of the Extinguished Aggregate Second Tranche Notes and amended $5.8 in outstanding Extinguished Aggregate Second Tranche Notes so that the terms would be identical to the new Extinguished Aggregate Second Tranche Notes and also issued warrants to purchase 2,500,000 shares of Common Stock at an exercise price of $6.00 per share. As of September 30, 1997, the Company had cash and cash equivalents totaling $4.2 million.

         As of September 30, 1997, the Company had commitments to pay approximately $330,000 to a manufacturer in connection with electronic components used in the manufacturing of set-top boxes.

Recent Developments

         Brite Voice Asset Acquisition. On October 30, 1997, the Company, through a subsidiary, acquired certain of the electronic publishing assets of Brite Voice Systems, Inc. ("Brite") pursuant to the terms of a purchase agreement (the "Brite Acquisition"). These assets consisted primarily of contract rights and equipment used in Brite's voice information services business. The purchase price for these assets was approximately $35.6 million in cash.

         VNN Asset Acquisition. On October 30, 1997, the Company, through a subsidiary, acquired the electronic publishing assets of Voice News Network, Inc. ("VNN") pursuant to the terms of a purchase agreement (the "VNN Acquisition"). These assets consisted primarily of contract rights and equipment used in VNN's voice information services business. The purchase price for these assets was $9.0 million in cash.

         Both of these acquisitions were financed with funds acquired in a private placement made in accordance with upon Rule 506 of Regulation D and Rule 144A under the Securities Act of 1933 of $100,000,000 of the Company's 12% Senior Secured Notes due 2004 (the "Senior Notes") and Units representing $20,000,000 of the Company's 13.5% Senior PIK Preferred Stock (the "Preferred Stock") and Warrants to purchase 447,000 shares of the Company's common stock at a purchase price of $0.01 per share (the "Warrants"). The Company intends to file registration statements with the Securities and Exchange Commission within 45 days of the closing of the offerings, and, after those registration statements have been declared effective, will exchange the privately placed Senior Secured Notes and Senior PIK Preferred Stock for substantially identical Senior Secured Notes and Senior PIK Preferred Stock. The Company also intends to file a registration statement covering the shares of common stock underlying the warrants within six months of the closing of the closing of the offerings.

         The Company expects that during 1998, as compared with 1997, (i) depreciation and amortization will increase by more than $7 million, (ii) net interest expense will increase by more than $7 million, (iii) preferred stock dividends (which the Company expects to pay in kind during the first five years subsequent to the offering of the Senior Notes, the Preferred Stock and the Warrants) will increase by approximately $3 million and (iv) capital expenditures will be approximately $8 million, primarily consisting of purchases of file servers and feature expansion modules in support of anticipated Cable SuperSites market expansions. The interest escrow account established by the Company in connection with the offerings will be used to fund the first four semiannual interest payments related to the Senior Notes. Accordingly, the Company believes its resources will be sufficient to meet the Company's anticipated cash needs for working capital and other capital expenditures related to the further development of Cable SuperSites and IT Network at least through 1999.

         The Company's future capital requirements will depend on many factors, including, but not limited to, (i) the operating results of IT Network, including the Company's ability to successfully integrate the businesses purchased through the Acquisitions into its existing business, (ii) the success and timing of the development, introduction and deployment of Cable SuperSites,
(iii) the number of file servers and set-top boxes which the Company purchases in support of Cable SuperSites, (iv) the levels of advertising expenditures necessary to increase awareness of Cable SuperSites, (v) the extent of market acceptance of such products, (vi) the funds required by ICT and the Company to fund their costs of litigation, (vii) potential acquisitions or asset purchases and (viii) competitive factors.

 NET OPERATING LOSS CARRYFORWARDS

         At December 31, 1996, Holdings had net operating loss carryforwards of approximately $42.2 million for United States income tax purposes, which begin to expire in 2003. The Internal Revenue Code of 1986, as amended, imposes limitations on the use of net operating loss carryforwards if certain stock ownership changes occur. Consequently, the Company's utilization of pre-1996 net operating losses is limited to approximately $3.5 million in a given year.


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

         On January 25, 1994, Mr. Lerch also commenced a proceeding against ICT and several persons who are, or have been, officers and directors of ICT claiming wrongful termination of Mr. Lerch's employment with ICT and seeking damages in the amount of Cdn$350,000. ICT denied the claim. The trial of this action began in London, Ontario on April 23, 1996 and was completed May 3, 1996. Judgment was rendered against ICT in the amount of Cdn$200,000. ICT's appeal of this decision was initially denied and ICT has applied for a review of this decision before a three judge panel, which granted the Company leave to appeal the decision. A decision on the Company's appeal is not expected for approximately two years.

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

Item 3 - Defaults Upon Senior Securities - not applicable

Item 4 - Submission of Matters to a Vote of Security Holders - not applicable

Item 5 - Other information - not applicable

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits:

         2.1 Asset Purchase Agreement dated September 23, 1997 between IT Network, Inc. and Brite Voice Systems, Inc. (filed as Exhibit
                 2.1 to the Registrant's Current Report on Form 8-K dated October 30, 1997 and incorporated herein by reference).

         2.2 Amendment dated October 7, 1997 between IT Network, Inc. and Brite Voice Systems, Inc. to Asset Purchase Agreement dated September 23, 1997 between IT Network, Inc. and Brite Voice Systems, Inc. (filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated October 30, 1997 and incorporated herein by reference).

         2.3 Asset Purchase Agreement dated September 23, 1997 between Source Media, Inc., and IT Network, Inc. and Voice News Network, Inc. (filed as Exhibit 2.3 to the Registrant's Current Report on Form 8-K dated October 30, 1997 and incorporated herein by reference).bc

         27      Financial Data Schedule

(b) Reports on Form 8-K during the three months ended September 30, 1997 - not applicable

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SOURCE MEDIA, INC.
                                      (Registrant)

Date:  November 13, 1997              By:  /s/ MICHAEL G. PATE
                                           -------------------------------------
                                           Michael G. Pate
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer and Duly
                                           Authorized Officer)

                                EXHIBIT INDEX

   Exhibit
   Number              Description
   -------             -----------
     2.1               Asset Purchase Agreement dated September 23, 1997 between IT Network, Inc. and Brite Voice
                       Systems, Inc. (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated October
                       30, 1997 and incorporated herein by reference).

     2.2               Amendment dated October 7, 1997 between IT Network, Inc. and Brite Voice Systems, Inc. to Asset
                       Purchase Agreement dated September 23, 1997 between IT Network, Inc. and Brite Voice Systems,
                       Inc. (filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated October 30, 1997 and incorporated herein by reference).

     2.3               Asset Purchase Agreement dated September 23, 1997 between Source Media, Inc., and IT Network,
                       Inc. and Voice News Network, Inc. (filed as Exhibit 2.3 to the Registrant's Current Report on
                       Form 8-K dated October 30, 1997 and incorporated herein by reference).

     27                Financial Data Schedule