Form 10-K405
period 1997-12-31
SOURCE MEDIA INC
filed 1998-03-31
CIK 900029

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from       to

                       Commission File Number: 0-21894

                             SOURCE MEDIA, INC.
           (Exact Name of Registrant as Specified in its Charter)

      DELAWARE                                          13-3700438
(State of incorporation)                    (I.R.S. Employer Identification No.)

     5400 LBJ FREEWAY, SUITE 680
     DALLAS, TEXAS                                                  75240
     (Address of principal executive offices)                     (Zip Code)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (972) 701-5400

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                   COMMON STOCK, PAR VALUE $.001 PER SHARE
                              (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

  Aggregate market value of Common Stock held by nonaffiliates as of March 24, 1998: $119,593,904

  Number of shares of Common Stock outstanding as of March 24, 1998: 11,589,954

                     DOCUMENTS INCORPORATED BY REFERENCE

  Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

  (1)Proxy statement for the 1998 annual meeting of stockholders-- Part III

  Unless the context otherwise requires, (a) all references to the "Company" or "Source" include Source Media, Inc. and its wholly-owned subsidiaries, IT Network, Inc. ("IT Network"), Interactive Channel, Inc. ("Interactive Channel"), SMI Holdings, Inc. ("Holdings"), and Interactive Channel Technologies Inc. ("ICT" which was formerly known as Cableshare Inc.), and (b) all references to the Company's activities, results of operations or financial condition prior to June 23, 1995 relate to Holdings.

ITEM 1.  BUSINESS.

  Source provides on-demand information, services and programming through the telephone and can provide such information services and programming through cable television over the Company's proprietary digital operating systems through its two operating subsidiaries, IT Network and Interactive Channel. IT Network's products and services are available through the Yellow Pages to over 100 million households, offices and hotel rooms in the United States and through inserts in daily newspapers with an aggregate circulation of over 24 million. Interactive Channel can provide on-demand information and services and Internet access to the cable television industry over existing cable infrastructure and telephone lines, with the addition of an advanced-analog or digital set-top box.

  IT Network provides voice information services through telephone directories and newspapers and also provides related support services to certain Yellow Pages directory and newspaper publishers participating with the Company in offering voice information services ("Publisher Partners"). The Company sells advertising and provides related support services to advertising clients who pay to sponsor and deliver a promotional message before and after the delivery of the voice information. The Company provides voice information services to eight of the nine largest Yellow Pages directory publishers in the country.

  Interactive Channel's Cable SuperSites Network ("Cable SuperSites") can supply programming and services allowing a subscriber to access on-demand local and national news, weather, sports and school information, view programming guides and purchase goods and can allow a subscriber to browse the Internet, send and receive e-mail and access a variety of other offerings over existing cable infrastructure and telephone lines, with the addition of an advanced-analog or digital set-top box. Cable SuperSites can allow the Company or cable system operators to sell interactive advertising space on cable screens using text, voice and pictures. Cable SuperSites can be broadcast by cable operators utilizing the Company's proprietary two-way operating system, SourceWare. SourceWare can enable any cable television system equipped with a compatible advanced analog or digital set-top box to deliver two-way, on-demand programming with the touch of a television remote. In less than one second, Cable SuperSites can allow subscribers to access interactive programming delivered over the cable system to their television.

  On October 30, 1997, the Company purchased certain of the electronic publishing assets of Brite Voice Systems, Inc. ("Brite") for $35.6 million and certain of the assets of Voice News Network ("VNN"), a unit of Tribune Company, for $9.0 million (the "October 1997 Acquisitions"). The October 1997 Acquisitions have added 111 Yellow Pages directories and 280 newspapers to the Company's distribution channels and have brought over 6,000 clients to its existing advertising base of over 2,000 clients.

  For financial reporting purposes, the Company operates in two business segments: IT Network and Interactive Channel. For information regarding revenues, operating results, identifiable assets and certain other information by business segment, see Note 13 -"Segment Reporting," as presented in the Company's Notes to Consolidated Financial Statements. The Company's operations are conducted through its subsidiaries, IT Network, Inc., Interactive Channel, Inc. and Interactive Channel Technologies Inc. Holdings was incorporated in Colorado on July 19, 1988 and reincorporated in Texas in 1991. On June 23, 1995, Holdings merged with a wholly-owned subsidiary of HB Communications Acquisition Corp. ("HBAC"), a public company formed in Delaware for the purpose of acquiring a company engaged in the communications industry, with Holdings surviving as a wholly-owned subsidiary of HBAC (the "Merger"). In connection with the Merger, HBAC changed its name to Source Media, Inc., and the outstanding common stock and preferred stock of Holdings were converted into common stock of the Company. On January 14, 1997, Source acquired all of the outstanding shares of ICT that it did not already own in exchange for 1,390,000 shares of common stock, making ICT a wholly-owned subsidiary of the Company. ICT owns the patented technology utilized by Source for the Cable SuperSites and provides research and development services for Source. In October 1997, Holdings formed IT Network and Interactive Channel as wholly-owned operating subsidiaries.

  The Company is a Delaware corporation whose principal executive offices are located at 5400 LBJ Freeway, Suite 680, Dallas, Texas 75240, and whose telephone number is (972) 701-5400.

IT NETWORK

  IT Network provides voice information services through telephone directories and newspapers and also provides related support services to certain Yellow Pages directory and newspaper publishers participating with the Company in offering voice information services ("Publisher Partners"). The Company sells advertising and provides related support services to advertising clients who pay to sponsor and deliver a promotional message before and after the delivery of the voice information. The Company provides voice information services to eight of the nine largest Yellow Pages directory publishers in the country.

  The Company and its Publisher Partners place inserts in high circulation publications including more than 500 Yellow Pages directories and 280 daily newspapers. The Publisher Partners, who include Ameritech, Bell Atlantic, BellSouth, Pacific Bell, Southwestern Bell, GTE, Sprint, The Washington Post, The Chicago Sun Times, The San Francisco Chronicle, The Detroit Free Press and The Miami Herald, distribute their publications in over 150 designated market areas ("DMAs") in 46 states. The inserts invite customers to call a specific local phone number at no additional charge for access to useful information on over 800 regularly-updated topics ranging from general information, such as local news, sports and weather updates, to home repair, travel, legal, health and other more specific topics including stock quotes. The Company's voice information system enables callers to navigate to specific topics with a four digit code and often allows the consumer to obtain additional information or talk directly to the advertiser at the push of a button.

  Products and Services

  Network Guide. The Company's principal voice information product, the Network Guide, is an eight to 16 page insert bound in the front of Yellow Pages directories. The Network Guide contains a local phone number and list of four-digit codes used to access regularly-updated advertiser-sponsored information on over 800 topics ranging from general information, such as local and national news, weather and sports, to more specific topics, such as health, legal, travel and home repair.

  Consumer Tips. Consumer Tips are advertiser-sponsored messages accessed using a local phone number and 4-digit code interspersed throughout a Yellow Pages directory. Consumer Tips provide information on topics such as plumbing, roofing and moving companies.

  Local Source. Local Source is a guide of local business Internet addresses for a specific community that is printed semi-annually and distributed in newspapers as a stand-alone insert. The Company sells print and audio advertising in Local Source.

  Publisher Partner Support Services. The Company provides the following services and support to its Publisher Partners who offer similar telephone directory and newspaper voice information products and services:

   o Sales Agency. The Company sells advertising on behalf of Publisher Partners that distribute similar voice information products.

   o Advertiser Management. The Company provides support to the Publisher Partners' advertising clients by providing advertisers with call statistics and by updating their voice information advertisements on a regular basis.

   o Voice Information Content. The Company provides hundreds of daily broadcast voice information content updates, such as national or local news, to its Yellow Pages and newspaper Publisher Partners over satellite or telephone lines. To date, this is the predominant service the Company has provided to its newspaper Publisher Partners.

   o Systems Management. The Company provides technical support and maintenance of voice information systems for certain of its Publisher Partners and their local businesses.

  Distribution

  The Company's printed list of information topics, including the Network Guide, Consumer Tips and Local Source, are delivered to customers through advertisements or inserts in Yellow Pages directories and/or local newspapers. IT Network's products and services are available in over 150 DMAs in 46 states and accessible through the Yellow Pages to over 100 million households, offices and hotel rooms in the United States and through inserts in daily newspapers with an aggregate circulation of over 24 million.

  Pursuant to its agreements with its Yellow Pages Publisher Partners, the Company sells advertising and provides advertiser management, systems management and information services. The Company either purchases the pages for a flat fee and retains all revenues in excess of that fee or splits the revenue with the Yellow Pages Publisher Partner by retaining a percentage without purchasing the pages. In revenue splitting arrangements, the amount retained by the Company depends on the level of advertiser management, systems management and information content services provided to the Publisher Partner and the amount charged for the services. The Company's typical arrangement with its Yellow Pages Publisher Partners is three years in duration with a range of one to five years.

  Pursuant to its agreements with its newspaper Publisher Partners, the Company provides voice information content to newspaper publishers for a fee. The fee is determined by the amount of content purchased, the size of the market and the circulation of the newspaper. These agreements typically have a term of one year.

  Yellow Pages. The Company and its Publisher Partners provide voice information services in over 500 Yellow Pages directories with a total distribution of over 100 million. Some of the Publisher Partners include Ameritech, Bell Atlantic, BellSouth, Pacific Bell, Southwestern Bell, GTE, Sprint, Southern New England Telephone and R.H. Donnelly and various independent Yellow Pages publishers.

  Newspapers. The information services business that the Company acquired in October 1997 are used to provide voice information to a variety of sources. Currently, the service is provided to over 280 daily newspapers with an aggregate daily circulation of over 24 million. The Company's newspaper Publisher Partners include The Washington Post, The Chicago Sun Times, The San Francisco Chronicle, The Houston Chronicle, The Miami Herald, The Atlanta Constitution, The St. Louis Post-Dispatch, The Hartford Courant, The Orange County Register, The Arizona Republic, The Indianapolis Star and The Fort Worth Star-Telegram.

  Technology and Programming

  Local news, weather and sports information typically is provided by a local network television station, and a variety of concert, top ten music lists and event information is provided by local radio stations. Local media personalities are able to update local programming by using any touch-tone telephone.

  The Company supports voice information systems through a network that connects individual computer systems in each of the local markets via telephone lines from the Company's central administration facility in Irving, Texas. Multiple telephone lines are connected to each system to process local calls. Audio information is broadcast to local markets from IT Network's state-of-the-art production studios in Irving, Texas and Wichita, Kansas. Information is transmitted over IT Network's digital satellite transmission network which provides coverage for consumers located across North America, Hawaii and the Caribbean. Information is also transmitted using a wide variety of telephony protocols including ISDN, T-1 and analog.

  Widely distributed information, such as national news, weather and sports, is updated from the Company's headquarters. The Company obtains this information from various sources such as United Press International. The Company's copywriters prepare written scripts from the information, and the written scripts are then used to produce recordings with mixed background music and voice. The Company also edits and produces local advertisers' messages. The finished audio recording is loaded into a central computer system and transmitted to the individual markets throughout the day. The information is available to callers immediately after it has been updated. A majority of the voice information delivered over the Company's IT Network telephone business is produced at the Company's headquarters.

INTERACTIVE CHANNEL

  Interactive Channel's Cable SuperSites can supply programming and services allowing a subscriber to access on-demand local and national news, weather, sports and school information, view programming guides and purchase goods, and allow a subscriber to browse the Internet, send and receive e-mail and access a variety of other offerings over existing cable infrastructure and telephone lines, with the addition of an advanced analog or digital set-top box. Cable SuperSites can allow the Company cable system operators to sell interactive advertising space on screens using text, voice and pictures. Cable SuperSites can be broadcast by cable operators utilizing the Company's proprietary two-way operating system, SourceWare. SourceWare can enable any cable television system equipped with a compatible advanced analog or digital set-top box to deliver two-way, on-demand programming with the touch of a television remote. In less than one second, Cable SuperSites can allow subscribers to access interactive programming delivered over the cable system to their television.

  Programming

  Cable SuperSites can offer cable operators three programming groups:
LocalNet, CableNet and Internet Access.

  LocalNet. LocalNet can provide a variety of local and national information on-demand, including local and national news, weather and sports, stock quotes, local school information such as lunch menus, sports schedules, homework and artwork, on-line home shopping with companies such as JC Penney, Hallmark Connections and Waldenbooks, interactive Yellow Pages, television and movie guides, travel information, games and a variety of other features.

  CableNet. CableNet can enable other cable channels and advertisers to become interactive. CableNet can also allow consumers to toggle back and forth between a cable channel and an advertiser's interactive programs. This programming can enable a subscriber to preview future channel program offerings, view a summary of recent and future programs and view and purchase merchandise offered by the cable channel or an advertiser. For example, by pressing a button, this programming can allow consumers to move between the channel itself and the interactive programming provided by a cable channel or its advertiser. The Company currently has agreements to offer this service for CourtTV, Bravo and the Independent Film Channel and is in discussion with additional cable channels.

  Internet Access. Internet Access can be delivered over Cable SuperSites to subscribers through the television without the need for a personal computer or other additional equipment. Full Internet browsing and e-mail capabilities can be delivered by cable operators over existing cable infrastructure and telephone lines, with the addition of an advanced analog or digital set-top box, using an alphanumeric remote control.

  SourceWare and Subscriber Equipment

  SourceWare is the Company's proprietary operating system based on patented technology deployable over existing cable infrastructure. Consumers require set-top boxes compatible with Cable SuperSites to access the network. Thus, the widespread distribution of Cable SuperSites requires the adoption of advanced analog or digital set-top boxes as the industry standard.

  General Instruments has executed an agreement with the Company to manufacture advanced analog and digital set-top boxes that are compatible with Cable SuperSites. The Company is working with Scientific Atlanta, the second-largest manufacturer, to make Scientific Atlanta's new generations of advanced analog and digital set-top boxes Cable SuperSites compatible.

  Distribution

  To date, in order to offer Cable SuperSites in a market, the Company has been required to have a carriage or affiliation agreement with the cable operator. These agreements authorize the cable operator to sell and promote Cable SuperSites and contain terms and conditions regarding pricing, revenue sharing and joint marketing arrangements. The Company currently has agreements with three of the top ten cable operators and two of these, Century Communications Corporation ("Century") and Cablevision Systems L.P. ("Cablevision"), contemplate distribution in multiple markets. The Company has decided to focus its resources on seeking distribution as part of a tiered package in advanced-analog or digital systems rather than systems such as Colorado Springs and Denton where Cable SuperSites is offered as a premium channel. In addition, Century has informed the Company that it intends to pursue a different strategy in Colorado Springs. As a result, the Company and Century have agreed to discontinue carriage of Cable SuperSites in Colorado Springs effective April 1, 1998. There is intense competition among suppliers of programming for access to channels. There can be no assurance that Source will be able to obtain agreements with any other cable system operators providing channel access on terms favorable to Source, if at all.

  The Company may from time to time consider strategic arrangements with industry participants or licensing its technology to such participants. There can be no assurances that the Company will enter into any such arrangements or that, if it does so, the Company will do so on terms that are favorable to it. In addition, the provisions of the indenture (the "Indenture") governing the 12% Senior Secured Notes (the "Notes") and the Certificate of Designation may operate to hinder the Company's ability to enter into transactions that management believes are favorable to the Company.

Proprietary Rights and Intellectual Property

  Patents. The deployment and operation of Cable SuperSites utilizes technology owned by ICT. The technology is the subject of three United States patents issued to ICT expiring in 2005, 2007 and 2008, respectively, and two Canadian patents. The Cable SuperSites patents issued in the United States protect a system for delivering still-frame television images and accompanying audio to television viewers in response to viewer requests. This protection covers multiple transmission media, including UHF, microwave, cable line and satellite. The patents cover technology within such a system that enables different viewers to receive video images over different television channels.

  The Company owns nine United States patents related to interactive home shopping services. The patents have expiration dates from 2005 through 2010. The Company's patents cover technology for the selection, storage, retrieval and presentation of video and audio messages in the form of still-frame images presented over an interactive cable television system. Although the Company has not utilized the technology covered by these nine patents in its initial commercial introduction of Cable SuperSites, the Company believes that one or more of the patents may be utilized in connection with the development of future applications for Cable SuperSites.

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

COMPETITION

  In an industry characterized by extensive capital requirements and rapid technological change, the Company faces substantial competition for the acceptance of its on-demand programming and services from a number of companies, most of which have significantly greater financial, technical, manufacturing and marketing resources than the Company and may be in a better position to compete in the industry. In addition, the Company faces competition for advertiser revenues from other media, including radio, television, newspapers, and magazines.

  IT Network. The Company is aware of other companies currently offering some of the information services provided by IT Network. Consumers can call a variety of "900" services for information provided by, among others, Dow Jones & Company, Inc., AT&T, GTE and certain major newspaper publishers. Callers are generally charged for calls to these "900" services. In most of its markets, the Company is aware of a number of companies, local newspapers or radio stations that provide free on-demand telephone programming similar to that offered by IT Network. Other competitors, such as some of the RBOCs, certain independent directories and a subsidiary of Century Telephone Enterprises, and others have indicated an intent to do so. These competitors may use RBOC or non-RBOC Yellow Pages directories, newspapers, mailers or other print media to distribute guides listing their programming services. In addition to these current providers of on-demand telephone services, potential competitors include any information service provider, as well as the RBOCs.

  Interactive Channel. The Company believes that for the foreseeable future consumer access to on-demand television will generally be through telephone lines, cable systems and satellite systems. The Company believes that there are competitors offering services similar to the Company's three types of Cable SuperSites programming. Net Channel and WebTV, which is owned by Microsoft, offer Internet access through the television. It has been announced that the operating system used for WebTV will be incorporated into the next generation of cable boxes. In addition, @Home offers Internet services through the cable system. Wink provides a silent text overlay (with some graphics) displayed when a consumer presses a button on a television remote control. Worldgate has announced that it is testing a product that can deliver Internet access. The concept Worldgate has announced is similar to CableNet. GTE MainStreet is an on-demand navigational system being commercially deployed in Clearwater, Florida and Ventura, California, and offers interactive programming over coaxial cable systems. As a result of the settlement of patent litigation with GTE, the Company has licensed its technology to GTE for a fee. Wink, Worldgate and GTE MainStreet are all available without the purchase of additional equipment. There are also numerous companies providing Internet access over the television either through high-speed cable modems or satellites. These companies compete with Source for consumers seeking an interactive experience via the television.

  To the extent one or more competitors is successful in developing an on-demand television service, the business of the Company could be materially adversely affected. The Company believes that, for the foreseeable future, the public's access to on-demand television will generally be achieved through cable system operators. Therefore, the Company must compete with other potential on-demand television service providers, as well as other sources of programming, to establish relationships with cable system operators. It has been reported that Microsoft Corporation, the owner of WebTV, has invested in TCI and Cablevision, two of the largest cable system operators. In addition, the on-demand television industry and Cable SuperSites face competition for consumer usage from personal computer on-demand services and companies offering access to the Internet via the television. Many of those seeking to develop an on-demand television service are also seeking to develop, or have shifted their development efforts to, personal computer on- demand services, in particular, those offered over the Internet. Thus, the Company faces competition in the interactive and on-line services market from companies in both the on-demand television and on-demand personal computer services industries.

EMPLOYEES

  As of March 15, 1998, the Company had a total of 199 full and part-time employees. None of the Company's employees are subject to a collective bargaining agreement. The Company has experienced no work stoppages and believes that it has good relations with its employees.

REGULATORY MATTERS

  The telecommunications and cable television industries are subject to extensive regulation by federal, state and local governmental agencies. Existing regulations were substantially affected by the recent passage of the Telecommunications Act of 1996 (the "1996 Telecom Act") in February 1996. This legislation was implemented in administrative proceedings conducted by the Federal Communications Commission ("FCC") and state regulatory agencies.

  Most current regulatory and legislative activity addresses how telephone companies and cable television companies may enter new lines of business, the manner in which they can participate in new lines of business and the rates they can charge consumers. Local exchange carriers, including the RBOCs, will be facing more serious competition and will be able to enter new markets. Cable television companies are now also permitted to provide telephone service. The outcome of pending federal and state administrative proceedings may also affect the nature and extent of competition that will be encountered by the Company.

  The on-line information and services industry is evolving and will be affected in the future by laws, regulations and policies adopted at the federal, state and local levels of government. There are many laws, regulations and policies, both existing and proposed, at all levels of government that may impact, in varying degrees, the manner in which the Company deploys Cable SuperSites and IT Network products and services. Neither the outcome of these proposals, nor their impact upon the on-line information and services industry in general or on the Company in particular, can be predicted at this time.

FORWARD LOOKING INFORMATION AND RISK FACTORS

  Source Media, Inc. or its representatives from time to time may make or may have made certain forward-looking statements, whether orally or in writing, including without limitation any such statements made or to be made in the Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and other information contained in its various filings with the Securities and Exchange Commission. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from those projected in such forward- looking statements.

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

Substantial Leverage; Ability to Service Debt. The Company is highly leveraged and substantially all its assets are subject to security interests securing its Notes. As of December 31, 1997, the Company had total indebtedness of approximately $100 million.

  The degree to which the Company is leveraged, together with the covenants imposed by the Notes and the Preferred Stock, could have adverse consequences, including the following: (i) substantial cash flow from the Company's operations will be required for the payment of principal and interest on the Notes and will not be available for other purposes; (ii) the Company's ability to obtain additional financing in the future, whether for acquisitions, capital expenditures, further development of Cable SuperSites, refinancings or otherwise, may be impaired; (iii) the Company may be more leveraged than certain of its competitors, which may place it at a competitive disadvantage;
(iv) the Indenture imposes significant financial and operating restrictions; and (v) the Company's high degree of leverage makes it more vulnerable to changes in economic conditions and may limit its ability to withstand competitive pressures and technological developments, consummate acquisitions and capitalize on significant business opportunities.

  The Company will require substantial cash flow to meet its interest payment obligations with respect to the Notes and any other borrowings. The Company's cash flow is dependent on the Company's future performance and is subject to financial, economic and other factors, some of which are beyond its control. If the Company is unable to generate sufficient cash flow from operations or otherwise to satisfy its interest obligations on the Notes and other indebtedness, it may be required to refinance all or a portion of such obligations or to sell assets. The Company expects that any payment of the principal of any of the Notes, the redemption of the Preferred Stock or any other borrowings, whether upon maturity, acceleration, redemption or other repurchase obligation, such as a change of control, may have to be refinanced in whole or in part or financed by the sale of assets or similar transactions. The Indenture contains restrictions on the Company's ability to incur additional indebtedness and to sell assets and, notwithstanding such restrictions, the Company may not be able to effect a refinancing or sell assets on acceptable terms when needed.

  Insufficient Collateral. The proceeds of any sale of the collateral following an event of default under the Indenture would most likely not be sufficient to repay the Notes in full. Although the collateral consists of substantially all the assets of the Company, most of the Company's assets consist of cash, investments, goodwill, other intangibles and accounts receivable. The tangible assets comprising the collateral, which, as of December 31, 1997, had a net book value of approximately $5.4 million, will consist primarily of production, computer and other equipment.

  Historical and Projected Losses. The Company has reported an operating loss and a net loss in each year since its inception, including an operating loss of $24.5 million and a net loss attributable to common stockholders of $32.8 million in the year ended December 31, 1997. The Company expects to incur operating losses through 1998 and may incur operating losses thereafter. There can be no assurance that the Company will be able to operate profitably at any time or that the Company will not require substantial additional funds to implement its business plan.

  No Prior History of Combined Operations; Risk of Cancellation of Acquired Contracts. Prior to the October 1997 Acquisitions, the operations of the Company and the acquired companies were conducted as separate and distinct businesses, each with its own management team, sales force and operations. The Company has taken steps to manage its operations and the operations of the acquired companies as an integrated entity. While the Company believes, based on its history with prior acquisitions and its experience to date with the October 1997 Acquisitions, that it can successfully integrate these operations, there can be no assurance that this will be the case. Although its results to date have generally been consistent with its expectations, there can be no assurance that the Company will be able to realize expected operating and economic efficiencies. Many of the customer contracts acquired by the Company are either non-transferable, or terminable at will or with little or no notice and, while the Company has not experienced significant problems to date, there can be no assurance that the customers under such contracts will not terminate them or that the Company will be able to renew such contracts. In addition, certain customer contracts acquired by the Company have expired. The termination or non-renewal of such contracts would adversely affect the Company's business.

  Change of Control. Upon the occurrence of a change of control (which could include the disposition of substantially all of the Company's or one of its subsidiary's assets), the Company will be required to offer to repurchase all or a portion of the outstanding Notes or Preferred Stock at 101% of, in the case of the Notes, the principal amount thereof, plus accrued and unpaid interest to the date of repurchase, and, in the case of the Preferred Stock, the liquidation preference plus accumulated and unpaid dividends. The source of funds for any such payment at maturity or earlier repurchase will be the Company's available cash or cash generated from operating or other sources, including, without limitation, borrowings or sales of assets or equity securities of the Company. There can be no assurance that sufficient funds will be available to pay such principal or liquidation preference or to make any required repurchase. If an offer to repurchase the Notes is required to be made and the Company does not have available funds sufficient to pay for Notes tendered for repurchase, an event of default would occur under the Indenture. The occurrence of an event of default would result in acceleration of maturity of the Notes unless waived by the holders of the Notes and the Preferred Stock. Similarly, if the Company is required to offer to repurchase the outstanding Preferred Stock and the Company does not have available funds sufficient to repurchase shares of the Preferred Stock tendered for repurchase, the holders of Preferred Stock would have the right to elect two directors.

  Access to Channels on Cable Systems and Uncertainty of Subscriber Acceptance. The Company's ability to offer Cable SuperSites on any cable television system depends on obtaining an agreement from the cable operator on terms satisfactory to the Company. There is intense competition among suppliers of programming for access to channels. The Company currently has three agreements in place with cable operators. Two of these agreements may be terminated with little or no notice. The Company expects that any future distribution agreements may be terminated with little or no notice. The Company is in active discussions to obtain channel access for Cable SuperSites with other cable systems. There can be no assurances that such additional agreements will be entered into. In addition, as a result of the Company's and Century's decisions to pursue different strategies for their respective operations, carriage of Cable SuperSites in Colorado Springs will terminate effective April 1, 1998.

  Even if the Company does have channel access, there can be no assurance that a significant market for on-demand interactive television will develop or that cable subscribers will use the television as a source of on-demand information and services. In addition, Cable SuperSites will be competing with other on-demand information and entertainment sources. This competition includes services offering access to the Internet through the television. There can be no assurance that Cable SuperSites will prove more desirable than such services. If Cable SuperSites does not achieve market acceptance, Source will be unable to implement its business strategy and Source's business will be materially adversely affected.

  Evolving Nature of Business. The on-line information and services industry is experiencing rapid change. Products or technologies developed by others could render obsolete or otherwise significantly diminish the value of the Company's products or technologies, Interactive Channel or IT Network. The Company's future performance will depend substantially on its ability to respond to competitive developments, to upgrade its technologies and programming, to commercialize products and services incorporating upgraded technologies and programming and to adapt its operational and financial control systems as necessary to respond to continuing changes in its businesses. There can be no assurance that the Company will be successful in these efforts.

  Transaction Risks. Source may consider strategic transactions in either of its lines of business from time to time. Any assessment of potential transactions is necessarily inexact and its accuracy is inherently uncertain. There can be no assurances that management of Source would recognize the risks and uncertainties associated with such transaction. In addition, the purchase price of any such acquisitions would have to be funded either with common stock or cash. Future issuances of common stock could have a dilutive effect on the Company's current shareholders and any expenditure of cash could impair the ability of the Company to service its debt or fund operations, or both, any of which could have a material adverse effect on Source's business, financial condition or results of operations.

  Availability of Programming. To the extent it obtains distribution for Cable SuperSites, the success of the Interactive Channel will be highly dependent on the availability of high-quality programming applications. The Company will depend on independent programming sources, such as third-party suppliers, local media, retailers and information service providers, to create, produce and update the programming disseminated on Cable SuperSites at no, or minimal, cost to the Company. There can be no assurance that Source will succeed in attracting and retaining such independent programming sources. If independent programming sources do not develop high quality, up-to-date information, shopping, entertainment and other programming applications that are capable of being delivered on Cable SuperSites and that appeal to subscribers, or if such suppliers are unwilling to provide such applications to Source on terms favorable to Source, Source would have to increase the extent to which it supplements these independent programming services with its internal programming, which would increase the cost of operating Cable SuperSites.

  Reliance Upon Proprietary Technology. Source often enters into confidentiality or license agreements with certain of its employees, consultants and other outside parties, and generally seeks to control access to and distribution of its proprietary information. Despite these precautions, it may be possible for third parties to copy or otherwise obtain and use Source's products or technology without authorization, or to independently develop similar products and technology. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. There can be no assurance that the steps taken by Source will prevent misappropriation of its technology or that litigation will not be necessary in the future to enforce Source's intellectual property rights, to protect Source's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in the invalidation of Source's proprietary rights and, in any event, could result in substantial costs and diversion of management time, either of which could have a material adverse effect on Source's business.

  Year 2000. The Company is currently utilizing internal resources to identify the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information and support systems. The Company expects to complete this process during the second quarter of 1998. Once it has identified the consequences of the year 2000 on its operations, the Company will take whatever steps it can to minimize the impact. The year 2000 problem is the result of software that uses two digits (rather than four) to define the applicable year. Any software or hardware that utilizes date-sensitive coding may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. At this time, the Company is unable to assess the potential impact of the problem or to determine whether the costs of addressing potential problems will have a material adverse impact on the Company's financial position, results of operations, or cash flows in future periods. If the Company, its customers or vendors are unable to adequately resolve such processing issues in a timely manner, the Company's operations and financial results may be adversely affected. Because the resources available to address the year 2000 problem are scarce, to the extent the Company identifies problems that require the services of third parties, it will most likely incur significant expenses in its attempts to address such problems, if it is able to obtain such services at all.

  Unavailability of Equipment; Reliance on Sole Supplier. The Company and General Instruments have entered into an agreement to incorporate the Company's SourceWare operating system in its advanced-analog and digital set-top boxes. Although General Instruments has agreed to manufacture set-top boxes compatible with the Company's technology, General Instruments has not agreed to manufacture such units in any certain quantities. If General Instruments fails to incorporate the Company's SourceWare operating system into its set-top boxes or fails to manufacture them in sufficient quantities, the Company would be required to seek to enter into such arrangement with a different set-top box manufacturer or continue to purchase its own set-top boxes. Because General Instruments produces over 62% of the United States' set-top boxes, an agreement with any other manufacturer would not be as beneficial to the Company. In addition, if the Company were required to purchase its own set-top boxes, the Company estimates that its capital costs related to such purchases would increase significantly compared to the estimated cost of incorporating the Company's SourceWare operating system into General Instrument's set-top boxes. If the Company is forced to pursue either of these alternatives, its business prospects and financial condition would be materially adversely affected.

  To incorporate SourceWare technology in advanced analog set-top boxes requires the addition of the Company's chip for such set-top boxes to access Cable SuperSites. Consequently, such chip is likely to be a key factor in the success of the Interactive Channel. LSI Logic is currently the only manufacturer of these chips and is therefore the Company's sole supplier of this important component. The Company has no guaranteed supply arrangements with LSI Logic, and there can be no assurance that LSI Logic will be able to meet its requirements. Unless alternative supply sources are identified for this chip, the Company could be subject to pricing risks, delivery delays and quality control problems or even unavailability of this component, any of which would have a material adverse effect on the Company.

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

  Competition. In an industry characterized by extensive capital requirements and rapid technological change, Source faces potential competition for the acceptance of its on-line programming and services from a number of companies, most of which have significantly greater financial, technical, manufacturing and marketing resources than Source and may be in a better position to compete in the industry. In addition, Source faces competition for advertiser revenues from other media, including radio, television, newspapers, and magazines. Source believes that for the foreseeable future, public access to on-line television will generally be through cable operators. Accordingly, Source must compete with other providers of television programming to establish relationships with cable operators to gain channel access.

In addition, certain RBOCs have provided voice information services in the past. There can be no assurance that the RBOCs will not provide such services again in the future. If one or more RBOCs were to begin providing such services, the resulting competition could have a material adverse effect on the Company's financial condition and results of operations.

  Government Regulation. The telecommunications and cable television industries are subject to extensive regulation by federal, state and local governmental agencies. Existing regulations were substantially affected by the passage of the 1996 Telecom Act in February 1996, which allowed cable television companies and telephone companies both to enter and participate in new lines of business. This introduced the possibility of new, non-traditional competition for both cable television and telephone companies and resulted in greater potential competition for Source. The outcome of federal and state administrative proceedings may also affect the nature and extent of competition that will be encountered by Source. In addition, future regulations may prevent Source from generating revenues from sales of database information about consumers obtained by Source from its television and telephone business. BellSouth is also allowed to terminate its agreement with the Company if it determines that regulatory changes would impact the Company's ability to perform under such agreement. These competitive developments, as well as other regulatory requirements relating to privacy issues, may have a material adverse effect on Source's business.

ITEM 2.  PROPERTIES

  The Company's corporate office is located in leased space at 5400 LBJ Freeway, Suite 680, Dallas, Texas. Source leases approximately 16,200 square feet of office space at 5400 LBJ Freeway for its corporate offices and Cable SuperSites. This lease expires in September 2001. The Company also subleases from GTE Directories Corporation approximately 18,500 square feet of office space at 5601 Executive Drive, Irving, Texas where it conducts IT Network operations. This sublease expires in September 1999. The Company also has offices in major DMAs where it maintains the on-line voice response system that supports IT Network voice information services. The Company maintains five regional sales offices throughout the country from which its sales force is based. These offices operate under various leases which expire in February 2001. The Company believes that its existing facilities are suitable to meet its requirements for the immediate future but will evaluate facilities to accommodate the Company's growth as necessary. Substantially all of the Company's assets are subject to a security interest granted in connection with the issuance of the Notes.

ITEM 3.  LEGAL PROCEEDINGS AND CLAIMS

  Lerch. On December 15, 1993, Marvin Lerch, the former Chief Executive Officer and a former shareholder of ICT, and certain of his relatives who are also former ICT Shareholders, commenced a legal proceeding in Ontario, Canada in the Ontario Court (General Division) against Source and certain executive officers of Source and a former director of ICT on the grounds that the defendants took actions intended to depress the value of ICT to allow Source to acquire a portion of ICT at a favorable price. The plaintiffs seek, among other things, orders that certain actions by ICT's board were invalid; a declaration that ICT's board was incapable of managing its affairs due to conflicts of interest; an injunction against Source from voting its ICT shares for three years; purchase by the defendants of the plaintiffs' ICT shares for Cdn$20 per share or exchange of the plaintiffs' ICT shares for Source common shares of equal value; and damages in the amount of Cdn$8 million to compensate the plaintiffs for the reduced value of their ICT shares and damages in the amount of Cdn$6 million to compensate Mr. Lerch for the loss of certain ICT stock options. ICT disputes all of the claims and no trial date has as yet been set. The plaintiffs have amended their statement of claim for punitive damages in the amounts of Cdn$1 million against Source and an aggregate of Cdn$2 million against certain officers of Source. Although the ultimate outcome of this action cannot be determined at this time, management believes the claims are without merit. In addition, management believes the ultimate outcome of these actions will not have a material impact on the consolidated financial condition or results of operations of Source.

  On January 25, 1994, Mr. Lerch also commenced a proceeding against ICT and several persons who are, or have been, officers and directors of ICT claiming wrongful termination of Mr. Lerch's employment with ICT and sought damages in the amount of Cdn$350,000. ICT denied the claim. The trial of this action began in London, Ontario on April 23, 1996 and was completed May 3, 1996. Judgment was rendered against ICT in the amount of Cdn$200,000. ICT's appeal of this decision was denied and ICT has applied for review of this decision before a three judge panel, which granted the Company leave to appeal the decision. A decision on the Company's appeal is not expected for approximately two years.

  Others. The Company is aware of certain claims against the Company and ICT that have not developed into litigation, or if they have, are dormant. Further, the Company and ICT are parties to ordinary routine litigation incidental to their business, none of which is expected to have a material adverse effect on the Company's results of operations or financial condition.

EXECUTIVE OFFICERS OF THE COMPANY

  Information regarding Source's executive officers including their respective ages at March 24, 1998, is set forth below.

  Name                            Age              Position with the Company
  ----                            ------           -------------------------
  Timothy P. Peters               40               Chairman of the Board and Chief Executive Officer
  John J. Reed                    40               President and Director
  W. Scott Bedford                40               Chief Financial Officer and Treasurer
  Maryann Walsh                   50               Corporate Counsel and Secretary
  Daniel D. Maitland              47               Executive Vice President and President of IT Network
  W. Thomas Oliver                55               Executive Vice President and President of Interactive Channel

  Timothy P. Peters has served as a director of Holdings since its inception in 1988 and was elected Chief Executive Officer in December 1992 and Chairman of the Board of Holdings in August 1994. Mr. Peters was President of Holdings from 1988 to 1996. Mr. Peters has served as Chairman of the Board, Chief Executive Officer and a director of the Company since June 23, 1995, the effective date of the Merger and was President from that date until 1996. In 1986, Mr. Peters founded Information Express, Co., an operator-assisted Yellow Pages company that served the Denver area, where he acted as a Vice President from 1986 to 1988.

  John J. Reed has served as a director of Holdings since its inception in 1988 and as President of Holdings since 1996. Mr. Reed has served as a director of the Company since June 23, 1995, the effective date of the Merger and served as Executive Vice President from that date until 1996, when he was appointed President. From 1990 to December 1996, Mr. Reed served in various positions with Holdings, including Executive Vice President of Sales and Marketing. Mr. Reed was Chairman of the Board of ICT from November 1991 to October 1993. From 1986 to 1989, Mr. Reed was President of Reed & Associates, a Dallas-based real estate brokerage and professional services firm, of which he is the sole shareholder. Mr. Reed has conducted business through this firm from time to time since 1989.

  A.Scott Bedford has served as Chief Financial Officer and Treasurer since December 1997 and served as Chief Operating Officer of Holdings from December 1992 until December 1997. Mr. Bedford served as Chief Operating Officer since June 23, 1995, the effective date of the Merger, until December 1997. From 1988 to December 1992, Mr. Bedford served in various positions with Holdings, including Executive Vice President, Vice President of Sales and Secretary. From its inception in 1988 to September 1997, Mr. Bedford served as a director of Holdings and from June 23, 1995 to September 1997 served as a director of the Company. From October 1993, until January 1997, Mr. Bedford served as Chairman of the Board of ICT.

  Maryann Walsh has served as General Counsel of the Company since January 1995 and Secretary of the Company since March 1995. Together with Mr. Peters, she founded Information Express, Co. and served as its Corporate Counsel and Secretary. In 1981, she worked for a law firm in London, England and most recently was with a law firm in Jakarta, Indonesia from 1989 through 1994. She was also a counsel with Mobil Oil Corporation in New York City and Denver and handled U.S. Supreme Court and federal court matters for the U.S. Department of Justice.

  Daniel D. Maitland has served as President of IT Network since October 1997, prior to which he had served as President of the Company's telephone division since November 1996 and as an Executive Vice President of the Company since September 1997. In 1986, Mr. Maitland founded BDR Audiotex Inc., a telephone information services company. In 1990, that company merged with Perception Technology. Mr. Maitland became the Executive Vice President and General Manager of Percepion Electronic Publishing. In 1993, Perception Technology merged with Brite Voice Systems.

  W. Thomas Oliver has served as President of the Interactive Channel since October 1997, prior to which he had served as President of the Company's television division since June 1996 and as an Executive Vice President of the Company since September 1997. Mr. Oliver was Executive Vice President of DMX from 1994 to 1995; President and Chief Executive Officer of International Cablecasting Technologies from 1987 to 1994 and as a Senior Vice President of Home Box Officer from 1973 to 1987.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock has been quoted on The Nasdaq Stock Market under the symbol "SRCM" since December 8, 1995. Prior to that, the Company's common stock was quoted on the OTC Bulletin Board.

  The following table sets forth the high and low closing sales prices per share for the common stock for the periods indicated subsequent to the Merger (as adjusted to estimate the effect of the Reverse Split in the case of quotations for periods prior to October 10, 1995).

                                                                                 HIGH       LOW
                                                                                -----     -----
                                                      1995
                                   Second Quarter (beginning June 22, 1995)    $ 11.50  $ 10.50
                                   Third Quarter                                 12.00     8.50
                                   Fourth Quarter                                12.88     9.13

                                                      1996
                                   First Quarter                               $  9.63     7.63
                                   Second Quarter                                11.25     8.38
                                   Third Quarter                                 10.88     7.38
                                   Fourth Quarter                                11.50     7.00

                                                      1997
                                   First Quarter                               $  7.38     3.63
                                   Second Quarter                                10.06     3.63
                                   Third Quarter                                 12.00     8.38
                                   Fourth Quarter                                13.88     8.25

  On March 24, 1998, the last reported sale price of the common stock was $13.25 per share. As of March 24, 1998, there were 168 record holders of the Common Stock.

  The Company has never paid cash dividends. Management intends to retain any future earnings for the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Indenture and the Certificate of Designations restrict the Company's ability to pay cash dividends to the holders of its common stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

   (in thousands, except per share data)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                      -----------------------
                                                                          1993        1994          1995         1996          1997
                                                                          ----        ----          ----         ----          ----
                STATEMENTS OF OPERATIONS DATA:
                Monetary revenues                                       $6,431      $9,194        $9,342       $8,575       $12,387
                Nonmonetary revenues (1)                                18,752      21,749        15,944        9,944         6,044
                                                                        ------      ------        ------        -----         -----
                  Total revenues                                        25,183      30,943        25,286       18,519        18,431
                Monetary cost of sales                                   4,456       5,248         4,937        3,485         8,611
                Nonmonetary cost of sales (1)                           18,752      21,749        15,944        9,944         6,044
                                                                        ------      ------        ------        -----         -----
                  Total cost of sales                                   23,208      26,997        20,881       13,429        14,655
                                                                        ------      ------        ------       ------        ------
                Gross profit                                             1,975       3,946         4,405        5,090         3,776
                Selling, general and administrative expenses             6,785       8,987         7,952       11,747        19,599
                Amortization of intangible assets                        1,656       1,684         1,031        1,031         4,987
                Research and development expenses                        1,339       2,706         3,750        6,331         3,680

                Write-down of intangible assets                             --       1,900            --           --            --
                                                                            --       -----            --           --            --
                Operating loss                                          (7,805)    (11,331)       (8,328)     (14,019)      (24,490)
                Interest expense, net                                      227         296           137         (174)        4,498
                Other (income) expense (2)                                (139)      1,231         (277)           10           (62)
                Charges related to financing incentives                  2,026          --         1,581           --            --
                                                                         -----          --         -----           --            --
                Net loss before extraordinary item                      (9,918)    (12,857)       (9,769)     (13,855)      (28,926)
                Extraordinary loss - extinguishment of debt                 --          --            --           --         3,455
                Net loss                                                (9,918)    (12,857)       (9,769)     (13,855)      (32,381)
                Preferred stock dividends                                  769       1,621           833           --           416
                                                                           ---       -----           ---           --           ---
                Net loss attributable to common shareholders         $ (10,687)   $(14,478)     $(10,602)    $(13,855)     $(32,797)
                                                                     ========    ========      ========     ========      ========
                Net loss per common share                              $ (2.66)     $(3.22)       $(1.65)      $(1.39)       $(2.89)
                                                                       ======      ======        ======       ======        ======
                Weighted average common shares outstanding               4,022       4,498         6,413        9,935        11,354
                                                                         =====       =====         =====        =====        ======

                                                                                      AS OF DECEMBER 31,
                                                                  ----------------------------------------------------------
                                                                      1993         1994         1995          1996         1997
                                                                  ----------    ----------  -----------   -----------  ----------
                BALANCE SHEET DATA:
                Cash and cash equivalents                               $1,235        $127       $17,479       $4,303        $8,431
                Working capital (deficit)                               (3,329)     (7,608)       12,223         (466)       31,285
                Total assets                                            13,248       8,219        24,195       15,897       113,502
                Long-term debt and capital lease
                  obligations (including current portion)                  701         653           219        4,720       100,042
                Redeemable convertible preferred stock (3)              10,065      16,236            --           --            --
                Senior PIK preferred stock                                  --          --            --           --        13,698
                Total stockholders' equity (capital deficiency)         (8,202)    (21,965)       13,037           30       (12,432)
                (3)

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  Source provides on-demand information, services and programming through the telephone and can provide such information services and programming through cable television over the Company's proprietary digital operating systems through its two operating subsidiaries, IT Network and Interactive Channel. IT Network's products and services are available through the Yellow Pages to over 100 million households, offices and hotel rooms in the United States and through inserts in daily newspapers with an aggregate circulation of over 24 million. Interactive Channel can provide on-demand information and services and Internet access to the cable television industry over existing cable infrastructure and telephone lines, with the addition of an advanced analog or digital set-top box..

  IT Network provides voice information services through telephone directories and newspapers and also provides related support services to certain Yellow Pages directory and newspaper publishers participating with the Company in offering voice information services ("Publisher Partners"). The Company sells advertising and provides related support services to advertising clients who pay to sponsor and deliver a promotional message before and after the delivery of the voice information. The Company provides voice information services to eight of the nine largest Yellow Pages directory publishers in the country.

  Interactive Channel's Cable SuperSites Network ("Cable SuperSites") can supply programming and services allowing a subscriber to access on-demand local and national news, weather, sports and school information, view programming guides and purchase goods and can allow a subscriber to browse the Internet, send and receive e-mail and access a variety of other offerings over existing cable infrastructure and telephone lines, with the addition of an advanced analog or digital set-top box. Cable SuperSites can allow the Company or cable system operators to sell interactive advertising space on cable screens using text, voice and pictures. Cable SuperSites can be broadcast by cable operators utilizing the Company's proprietary two-way operating system, SourceWare. SourceWare can enable any cable television system equipped with a compatible advanced analog or digital set-top box to deliver two-way, on-demand programming with the touch of a television remote. In less than one second, Cable SuperSites can allow subscribers to access interactive programming delivered over the cable system to their television.

  The Company has earned monetary revenues through advertising sponsorships in the Network Guide, which are recorded as unearned income when billed and recognized on a straight-line basis as earned over the terms of the respective contracts (which are typically from three to 12 months). The Company also has earned monetary revenues from sales of voice information services to certain Publisher Partners. The Company is beginning to earn a significant percentage of its monetary revenues by acting as a sales agent for advertising in directories published by Publisher Partners and providing voice information services in those directories.

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

  On January 14, 1997, the Company acquired all of the outstanding shares that it did not already own of ICT in exchange for 1,390,000 shares of the Company's common stock, making ICT a wholly-owned subsidiary of the Company. ICT owns the patented technology utilized by the Company for the Cable SuperSites channel and provides research and development services for the Company. The Company's historical consolidated results of operations and financial condition include ICT as the Company owned a majority interest in ICT before the acquisition of the remaining interest.

  On October 30, 1997, the Company purchased certain of the electronic publishing assets of Brite for $35.6 million and certain of the assets of VNN, a unit of Tribune Company, for $9.0 million. As a result, depreciation and amortization will increase significantly.

YEARS ENDED DECEMBER 31, 1997 AND 1996

  Monetary revenues increased 44% to $12.4 million for the year ended December 31, 1997 from $8.6 million for the year ended December 31, 1996. The net increase of $3.8 million was the result of an increase of (i) $3.1 million attributable to the Company's voice information services related to new service contracts acquired from Donnelly and GTE, (ii) $1.9 million attributable to contracts acquired from Brite and VNN, and (iii) $302,000 attributable to the introduction of the Company's Local Source product. These increases were partially offset by declines of (i) $727,000 attributable to ICT, (ii) $526,000 attributable to the Network Guide and (iii) $213,000 attributable to the Company's Consumer Tips service.

  The decline in Network Guide monetary revenues primarily reflects the termination of distribution of the Network Guide in 20 DMAs, 12 of which are located in the Ameritech region, five within the Southwestern Bell region, and three of which are located within the DonTech region. Total Network Guide revenues in the 20 terminated DMAs were $231,000 for the year ended December 31, 1997 compared with $1.7 million for the year ended December 31, 1996. This decline was partially offset by increases of $618,000 related to 12 new DMAs in which the Network Guide is distributed and $313,000 in the Company's other 39 existing DMAs.

  The decrease in ICT's revenues reflects a portion of the one-time license fee paid in 1996 to ICT by GTE Corporation and GTE MainStreet for the use of ICT's United States patents as part of an agreement to end litigation between ICT and GTE, as well as certain hardware and software sales made in connection with a trial of ICT technology.

  The decline in Consumer Tips revenues is the result of the February 1996 termination of the Company's agreement with Ameritech. Ameritech Consumer Tips revenues ended completely in the second quarter of 1996.

  Nonmonetary revenues and nonmonetary cost of sales declined 39% to $6.0 million for the year ended December 31, 1997 from

$9.9 million for the year ended December 31, 1996. Substantially all of this $3.9 million decline in nonmonetary revenues and nonmonetary cost of sales occurred because of the termination of distribution agreements in certain DMAs and because, in other DMAs, the Company reduced the amount of space devoted to information provided by media sponsors in its Network Guide and, accordingly, renewed its barter contracts with such media sponsors for lesser amounts of promotional advertising.

  Monetary cost of sales increased 147% to $8.6 million for the year ended December 31, 1997 from $3.5 million for the year ended December 31, 1996. This increase resulted from (i) operating personnel salaries, depreciation expenses, and various other operating expenses totaling $2.2 million attributable to Cable SuperSites operations in Colorado Springs and Denton, (ii) a $2.0 million write-off of certain analog assets and related electronic components in connection with the Company's decision to pursue a digital set-top box strategy, and (iii) increased operating personnel salaries and various other operating expenses totaling $985,000 incurred by IT Network to support new services and advertising contracts acquired from Donnelly, GTE, Brite and VNN as well as its new Local Source product. In the prior period, costs incurred by Interactive Channel were research and development in nature, because Cable SuperSites had not been commercially deployed.

  Selling, general and administrative expenses, including amortization of intangible assets increased 92% to $24.6 million for the year ended December 31, 1997 from $12.8 million for the year ended December 31, 1996. This increase resulted from (i) increases of certain programming, personnel salaries, subscriber acquisition, travel and various other Cable SuperSites expenses totaling $5.0 million, (ii) increased customer service, sales, marketing and administrative expenses incurred by IT Network to support new services and advertising contracts acquired from Donnelly, GTE, Brite and VNN as well as its new Local Source product, (iii) costs associated with, and settlement of, a legal dispute in 1997 and (iv) a $327,000 write-off of certain analog assets. Amortization of intangible assets increased by $4.0 million in 1997 as a result of the amortization of patents related to the Company's acquisition of the remaining shares of ICT during 1997 as well as the amortization of certain contract rights and/or goodwill acquired from Donnelly, GTE, Brite and VNN. In the prior period, costs incurred by Interactive Channel were research and development in nature, because Cable SuperSites had not been commercially deployed.

  Research and development expenses declined 42% to $3.7 million for the year ended December 31, 1997 from $6.3 million for the year ended December 31, 1996. This decrease reflects lower Interactive Channel development expenses following the commercial introduction of Cable SuperSites.

  Other income and expenses. Net interest expense was $4.5 million for the year ended December 31, 1997 compared with net interest income of $175,000 in 1996. Net interest expense in 1997 consisted of (i) interest expense on higher debt balances outstanding during 1997 and (ii) the approximate $1.1 million estimated fair market value of warrants issued by the Company related to an interest payment in kind on an outstanding senior debt security. In 1996, net interest income was generated from the proceeds from a public offering of the Company's common stock in December 1995.

YEARS ENDED DECEMBER 31, 1996 AND 1995

  Monetary revenues declined 8% to $8.6 million for the year ended December 31, 1996 from $9.3 million for the year ended December 31, 1995. The net decline of $767,000 included declines of $1.5 million attributable to the Network Guide and $884,000 attributable to Consumer Tips. These declines were partially offset by (i) increases of $1.0 million in revenues attributable to product development trials of Cable SuperSites and license fees from ICT technology, and (ii) $597,000 related to the Company's other voice information services.

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

  Until February 1, 1996, the Company published the Network Guide in Yellow Pages directories in certain DMAs within the Ameritech region and produced the related voice information messages in exchange for a share of the Network Guide revenues generated in those DMAs. The Company's agreement with Ameritech was terminated by Ameritech, and the Network Guide has not been included in any Ameritech Yellow Pages directories published after September 1996. Accordingly, revenues in those Ameritech DMAs ended in the third quarter 1997 due to the conclusion of revenue from Network Guide contracts in effect prior to the termination of the Ameritech agreement. In June 1997, the Company and Ameritech entered into a definitive agreement pursuant to which the Company will be the exclusive voice information sales agent and service provider in up to 38 Ameritech Yellow Pages directories for a three-year period, which commenced in the fourth quarter of 1997. Total monetary revenues for both the Network Guide and Consumer Tips products in the Ameritech region accounted for approximately 20% and 32% of the Company's monetary revenues in 1996 and 1995, respectively. The Company expects to partially offset such revenue declines in future periods with revenues generated through (i) its sales agency agreement with Donnelly to sell the Network Guide in Yellow Pages published by Donnelly in five top-100 DMAs in the mid-Atlantic region, (ii) its purchase of certain assets from Donnelly and a related voice information service contract with Donnelly under which the Company will provide voice information services in Yellow Pages published by Donnelly in eight top-100 DMAs located throughout the United States, (iii) its sales agency agreement with GTE to sell the Network Guide in Yellow Pages published by GTE in four top-100 DMAs located throughout the United States, (iv) its purchase of certain assets from GTE and a related voice information service contract with GTE under which the Company will provide voice information services in Yellow Pages published by GTE in 9 top-100 DMAs located throughout the United States, and (v) its sales agency agreement with Southern New England Telephone ("SNET") to sell the Network Guide in Yellow Pages published by SNET in a top-100 DMA located in the northeastern United States.

  The decline in Consumer Tips revenues is the result of the February 1996 termination of the Company's agreement with Ameritech. Consumer Tips revenues, which were $213,000 and $1.1 million for the years ended December 31, 1996 and 1995, respectively, ended completely in the second quarter of 1996.

  Nonmonetary revenues and nonmonetary cost of sales declined 38% to $9.9 million for the year ended December 31, 1996 from $15.9 million for the year ended December 31, 1995. Substantially all of this $6.0 million decline in nonmonetary revenues and nonmonetary cost of sales occurred because of the termination of distribution agreements in certain DMAs and because, in other DMAs, the Company reduced the amount of space devoted to information provided by media sponsors in its Network Guide and, accordingly, renewed its barter contracts with such media sponsors for lesser amounts of promotional advertising.

  Monetary cost of sales declined 29% to $3.5 million for the year ended December 31, 1996 from $4.9 million for the year ended December 31, 1995. In certain regions, the Company has operated under comprehensive Network Guide agreements whereby the Company has agreed to share a portion of its advertising revenues with the Publisher Partner in return for pages in the Publisher Partner's Yellow Pages directories and use of the Publisher Partner's voice information equipment and telephone lines. As DMAs within a region become governed by such a Network Guide agreement, the Company's monetary cost of sales reflect increasing revenue sharing expense and declining Yellow Pages purchase expense and telephone line charges in such region. Monetary cost of sales for the years ended December 31, 1996 and December 31, 1995 was primarily comprised of (i) revenue sharing expenses associated with Network Guide agreements with Ameritech, DonTech and BellSouth of $1.9 million and $2.0 million, respectively, a 9% decrease, resulting from lower monetary revenues in certain regions pursuant to revenue-sharing operating agreements, (ii) operations personnel salaries of $494,000 and $584,000, respectively, a 15% decrease, (iii) Yellow Pages purchase expenses of $454,000 and $1.2 million, respectively, a 63% decrease, reflecting the discontinuation of distribution in all eight DMAs within the Southwestern Bell region as well as lower Yellow Pages purchase prices and the Company's decision to purchase fewer pages in the Pacific Bell region, (iv) telephone line charges of $292,000 and $369,000, respectively, a 21% decrease, primarily reflecting fewer DMAs in the Southwestern Bell region, and (v) satellite broadcasting charges of $141,000 and $357,000, respectively, a 60% decline, reflecting the Company's decision in 1996 to update its voice information systems via telephone lines rather than satellites. Monetary cost of sales attributable to the Cable SuperSites channel were minimal as the related revenues primarily consisted of sales of programming and license fees.

  Selling, general and administrative expenses, including amortization of intangible assets increased 42% to $12.8 million for the year ended December 31, 1996 from $9.0 million for the year ended December 31, 1995. This increase resulted primarily from increased subscriber acquisition costs associated with the commercial introduction of Cable SuperSites. These costs included such items as advertising agency creative fees, television production costs of commercials and an infomercial, promotional, direct mail and newspaper advertising fees.

  Research and development expenses increased 72% to $6.3 million for the year ended December 31, 1996 from $3.8 million for the year ended December 31, 1995. This increase occurred due to (i) the addition of personnel by the Company and by ICT to support business development activities as well as to continue the development of cable converter boxes that were intended to be deployed in Cable SuperSites subscriber households, (ii) the continued modification of Cable SuperSites on-line television technology to operate on a UNIX-based platform which increases the speed and capacity of Cable SuperSites headend equipment,
(iii) the continued
development of a Windows-based media presentation workstation that could be used by the Company and others to create and edit programming for Cable SuperSites, and (iv) other related development activities associated with the commercial introduction of Cable SuperSites.

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

LIQUIDITY AND CAPITAL RESOURCES

  Since its inception, the Company has experienced substantial operating losses and net losses as a result of its efforts to (i) develop, deploy and support IT Network, (ii) acquire a controlling interest in ICT, and (iii) develop, conduct trials and commercially launch Cable SuperSites. As of December 31, 1997, the Company had an accumulated deficit of approximately $89.7 million and had used cumulative net cash in operations of $52.6 million. The difference at December 31, 1997 between the accumulated deficit and cumulative net cash used in operations since inception was attributable primarily to nonmonetary charges related to financing incentives and extinguishment of debt, write-down of analog set-top boxes and intangible assets, depreciation and amortization and other non-cash expenses. The Company will incur operating losses in 1998, although it expects that cash used in operations will decline as a result of the October 1997 Acquisitions discussed below.

  Since its inception, the Company has financed its operations primarily through an aggregate $156.6 million raised from various financing activities, including the incurrence of debt and issuance of the Company's common stock and preferred stock. In October 1997, the Company issued $100.0 million of it Senior Secured Notes and $20.0 million of its Senior PIK Preferred Stock. The Company's primary source of liquidity is its cash and cash equivalents and short-term investments, which totaled $24.0 million at December 31, 1997.

  As a result of the October 1997 Acquisitions, the Company expects that its revenues, operating costs and depreciation and amortization expenses will increase. The interest escrow account created pursuant to the Indenture will be used to fund the first four interest payments on the Senior Secured Notes. The Company believes its resources will be sufficient to meet the Company's anticipated cash needs for working capital and other capital expenditures related to the further development of Cable SuperSites and IT Network at least through 1999.

  The Company's future capital requirements will depend on many factors, including, but not limited to the following factors, some of which are outside the Company's control: (i) the operating results of IT Network, including the Company's ability to successfully integrate its acquired businesses into its existing business, (ii) the success and timing of the development, introduction and deployment of Cable SuperSites, (iii) the extent to which the Company is able to generate revenues from licensing its proprietary technology, (iv) the number of file servers and other equipment which the Company purchases in support of Cable SuperSites, (v) the levels of advertising expenditures necessary to increase awareness of Cable SuperSites, (vi) the extent of market acceptance of such products, (vii) potential acquisitions or asset purchases,
(viii) the deployment of digital set-top boxes incorporating the Company's technology, and (ix) competitive factors.

YEAR 2000 DISCLOSURE

  Year 2000. The Company is currently utilizing internal resources to identify the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information and support systems. The Company expects to complete this process during the second quarter of 1998. Once it has identified the consequences of the year 2000 on its operations, the Company will take whatever steps it can to minimize the impact. The year 2000 problem is the result of software that uses two digits (rather than four) to define the applicable year. Any software or hardware that utilizes date-sensitive coding may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. At this time, the Company is unable to assess the potential impact of the problem or to determine whether the costs of addressing potential problems will have a material adverse impact on the Company's financial position, results of operations, or cash flows in future periods. If the Company, its customers or vendors are unable to adequately resolve such processing issues in a timely manner, the Company's operations and financial results may be adversely affected. Because the resources available to address the year 2000 problem are scarce, to the extent the Company identifies problems that require the services of third parties, it will most likely incur significant expenses in its attempts to address such problems, if it is able to obtain such services at all.

NET OPERATING LOSS CARRYFORWARDS

  At December 31, 1997, Holdings had net operating loss carryforwards of approximately $60.9 million for U.S. Federal income tax purposes, which begin to expire in 2003. See Note 11 of Notes to the Consolidated Financial Statements included elsewhere herein. The Internal Revenue Code of 1986, as amended, imposes limitations on the use of net operating loss carryforwards if certain stock ownership changes occur. Consequently, the Company's utilization of pre- 1996 net operating losses is limited to approximately $9.0 million in a given year.

FACTORS THAT MAY AFFECT FUTURE RESULTS

  This Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forward- looking statements of the Company including future market trends, estimates regarding the economy and the information service industry in general and key performance indicators which impact the Company. In developing any forward-looking statements, the Company makes a number of assumptions including expectations for continued market growth, anticipated revenue and gross margin levels, and cost savings and efficiencies. If the industry's or the Company's performance differs materially from these assumptions or estimates, the Company's actual results could vary significantly from the estimated performance reflected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Report of Independent Auditors, and the consolidated financial statements of the Company and the notes thereto appear on pages 22 through 42 of this Report.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  The section entitled "Election of Directors" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 13, 1998 sets forth certain information with respect to the directors of the Company and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption "Executive Officers of the Company" in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

  The section entitled "Executive Compensation" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 13, 1998 sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

  The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 13, 1998 sets forth certain information with respect to the ownership of the Company's common stock and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

  The section entitled "Certain Transactions" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 13, 1998 sets forth certain information with respect to certain business relationships and transactions between the Company and its directors and officers and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     (1) Financial Statements included in Item 8 herein: Report of
         Independent Auditors Consolidated Balance Sheets as of December 31, 1996 and 1997 Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997 Consolidated Statements of Stockholders' Equity (Capital Deficiency) for the years ended December 31, 1995, 1996, and 1997 Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996, and 1997 Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules included in Item 8 herein:

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or immaterial in relation to the consolidated financial statements and, therefore, have been omitted.

     (3) Exhibits:

   The information required by this Item 14(a)(3) is set forth in the Index to Exhibits accompanying this Annual Report on Form 10-K.

(b)  Reports on Form 8-K filed during the quarter ended December 31, 1997:

     Report on Form 8-K filed November 13, 1997 regarding October 1997 Acquisitions and sale of Notes and Units.

     Report on Form 8-K/A filed November 25, 1997 regarding historical financial statements of Brite, historical financial statements of VNN and unaudited pro forma condensed consolidated financial statements.

                                    SIGNATURES

  Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, Source Media, Inc. has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Date:  March 24, 1998                     SOURCE MEDIA, INC.

                                           By /s/ TIMOTHY P. PETERS
                                              --------------------------------
                                                  Timothy P. Peters
                                              Chairman of the Board and Chief
                                              Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

                 SIGNATURE                                          TITLE                             DATE
                 ---------                                          -----                             ----
         /S/ TIMOTHY P. PETERS             Chairman of the Board and Chief Executive Officer          March 24, 1998
  -----------------------------------------        (Principal Executive Officer)
         Timothy P. Peters

         /S/ W. SCOTT BEDFORD              Chief Financial Officer and Treasurer                      March 24, 1998
  -----------------------------------------(Principal Financial and Accounting Officer)
         A.  Scott Bedford

         /S/ JOHN J. REED                  President and Director                                     March 24, 1998
  -----------------------------------------
         John J. Reed

         /S/ DAVID L. KUYKENDALL           Director                                                    March 24, 1998
  -----------------------------------------
          David L. Kuykendall

         /S/ JAMES L. GREENWALD            Director                                                    March 24, 1998
  -----------------------------------------
         James L. Greenwald

         /S/MICHAEL J. MAROCCO             Director                                                    March 24, 1998
  -----------------------------------------
         Michael J. Marocco

         /S/ ROBERT H. ALTER               Director                                                    March 24, 1998
  -----------------------------------------
         Robert H. Alter

         /S/ ROBERT J. CRESCI              Director                                                    March 24, 1998
  -----------------------------------------
         Robert J. Cresci

         /S/ BARRY RUBENSTEIN              Director                                                    March 24, 1998
  -----------------------------------------
         Barry Rubenstein

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors Source Media, Inc.

We have audited the accompanying consolidated balance sheets of Source Media, Inc. (the Company) as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (capital deficiency), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Source Media, Inc., at December 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

   /s/ ERNST & YOUNG LLP

Dallas, Texas
February 13, 1998

                               SOURCE MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 31,
                                                                               1996             1997
                                                                           ------------     ------------
ASSETS
Current assets:
         Cash and cash equivalents                                         $  4,302,943     $  8,430,941
         Short-term investments                                                    --         15,615,419
         Restricted investments                                                 611,182       11,709,921
         Trade accounts receivable, less allowance
            for doubtful accounts of $62,504 and $153,964
            in 1996 and 1997, respectively                                      956,078        2,796,241
         Deferred expenses                                                      729,819          990,687
         Prepaid expenses and other current assets                            1,167,201          843,005
                                                                           ------------     ------------
Total current assets                                                          7,767,223       40,386,214

Property and equipment:
         Production equipment                                                 3,951,502        5,693,939
         Computer equipment                                                   1,937,826        2,652,103
         Other equipment                                                      2,520,885          753,883
         Furniture and fixtures                                                 128,235          523,516
                                                                           ------------     ------------
                                                                              8,538,448        9,623,441

Accumulated depreciation                                                      3,576,999        4,193,484
                                                                           ------------     ------------

Net property and equipment                                                    4,961,449        5,429,957

Intangible assets:
         Patents                                                              3,597,989       14,942,465
         Goodwill                                                             3,010,137       22,372,837
         Contract rights                                                      1,121,000       24,487,000
                                                                           ------------     ------------
                                                                              7,729,126       61,802,302

Accumulated amortization                                                      5,541,770       10,528,869
                                                                           ------------     ------------

Net intangible assets                                                         2,187,356       51,273,433

Restricted investments                                                             --         11,090,574
Other non-current assets                                                        980,745        5,321,848
                                                                           ------------     ------------

Total assets                                                               $ 15,896,773     $113,502,026
                                                                           ============     ============

                               SOURCE MEDIA, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                             DECEMBER 31,
                                                                                         1996              1997
                                                                                     ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Current liabilities:
         Trade accounts payable                                                      $    917,462     $  1,654,404
         Accrued interest                                                                 173,063        2,066,667
         Accrued payroll                                                                  420,926          150,062
         Other accrued liabilities                                                      1,310,310        1,184,192
         Amounts payable related to acquisitions                                        1,350,000             --
         Unearned income                                                                3,976,244        4,024,164
         Current portion of capital lease obligations                                      85,683           21,349
                                                                                     ------------     ------------
Total current liabilities                                                               8,233,688        9,100,838

Long-term debt, net of discount of $712,979 in 1996                                     4,612,021      100,000,000
Capital lease obligations, less current portion                                            22,706           20,884

Minority interests in consolidated subsidiaries                                         3,665,104        3,839,552
Note receivable and accrued interest from minority
         stockholder, net of discount of $137,152 and
         $95,437 in 1996 and 1997, respectively                                          (666,931)        (723,645)
                                                                                     ------------     ------------
                                                                                        2,998,173        3,115,907

Senior Redeemable Payment-in-kind (PIK) preferred stock,
            $25 liquidation preference, $.001 par value, net of
            discount
            Authorized shares - 1,000,000, Issued shares - 800,000                           --         13,696,799

Stockholders' equity (capital deficiency):
         Common stock, $.001 par value:
            Authorized shares - 50,000,000
             Issued shares - 10,327,041 and 11,969,039 in 1996
               and 1997, respectively                                                      10,327           11,969
         Less treasury stock, at cost - 381,351 shares in 1996
               and 410,963 in 1997, respectively                                       (3,757,641)      (4,075,127)
         Capital in excess of par value                                                60,815,785       81,482,951
         Accumulated deficit                                                          (56,931,832)     (89,729,242)
         Foreign currency translation                                                       3,737          (23,760)
         Notes receivable and accrued interest
            from stockholders                                                            (110,191)         (99,193)
                                                                                     ------------     ------------
Total stockholders' equity (capital deficiency)                                            30,185      (12,432,402)
                                                                                     ------------     ------------

Total liabilities and stockholders' equity (capital deficiency)                      $ 15,896,773     $113,502,026
                                                                                     ============     ============

                             See accompanying notes.

                               SOURCE MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------
                                                              1995            1996            1997
                                                           -----------     -----------     -----------

Monetary revenues                                          $ 9,341,720     $ 8,574,823     $12,387,459
Nonmonetary revenues                                        15,944,656       9,944,082       6,043,859
                                                           -----------     -----------     -----------
       Total revenues                                       25,286,376      18,518,905      18,431,318

Monetary cost of sales                                       4,936,729       3,485,045       8,611,267
Nonmonetary cost of sales                                   15,944,656       9,944,082       6,043,859
                                                           -----------     -----------     -----------
       Total cost of sales                                  20,881,385      13,429,127      14,655,126
                                                           -----------     -----------     -----------

Gross profit                                                 4,404,991       5,089,778       3,776,192

Selling, general and administrative expenses                 7,951,837      11,747,155      19,599,557
Amortization of intangible assets                            1,031,337       1,031,337       4,987,099
Research and development expenses                            3,750,244       6,330,745       3,679,786
                                                           -----------     -----------     -----------
                                                            12,733,418      19,109,237      28,266,442
                                                           -----------     -----------     -----------

Operating loss                                              (8,328,427)    (14,019,459)    (24,490,250)

Interest expense                                               354,333         614,037       5,234,433
Interest income                                               (217,284)       (788,629)       (736,638)
Other expense (income)                                         (24,782)        (36,173)        (53,344)
Minority interest in earnings (losses) of consolidated
       subsidiaries                                           (252,689)         46,475          (8,970)
Charges related to financing incentives                      1,581,250            --              --
                                                           -----------     -----------     -----------

Net loss before extraordinary item                          (9,769,255)    (13,855,169)    (28,925,731)

Extraordinary loss - early extinguishment of debt                 --              --         3,455,551

                                                           -----------     -----------     -----------
Net loss                                                    (9,769,255)    (13,855,169)    (32,381,282)

Preferred stock dividends                                      832,651            --           416,129
                                                           -----------     -----------     -----------

Net loss attributable to common stockholders              ($10,601,906)   ($13,855,169)   ($32,797,411)
                                                           ===========     ===========     ===========

       Basic and diluted net loss per common share:
       Net loss attributable to common stockholders
          before extraordinary item                             ($1.65)         ($1.39)         ($2.59)
       Extraordinary item                                         --              --            ($0.30)
                                                           -----------     -----------     -----------
       Net loss attributable to common stockholders             ($1.65)         ($1.39)         ($2.89)
                                                           ===========     ===========     ===========

Weighted average common shares outstanding                   6,412,690       9,935,455      11,354,203
                                                           ===========     ===========     ===========

                             See accompanying notes.

                               SOURCE MEDIA, INC.

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

                                                                                                                         NOTES
                                         COMMON STOCK                      CAPITAL IN                     FOREIGN      RECEIVABLE
                                     ---------------------    TREASURY      EXCESS OF    ACCUMULATED     CURRENCY         FROM
                                       SHARES      AMOUNT       STOCK       PAR VALUE      DEFICIT      TRANSLATION   STOCKHOLDERS
                                     ----------   --------   -----------   -----------   ------------   -----------   ------------
BALANCE AT DECEMBER 31, 1994.......   4,520,829      4,521       (10,000)   11,412,454   (33,307,408)      (7,521)       (57,513)
Issuance of common stock upon
  exercise of stock options........      84,639         85            --       254,685            --           --       (225,000)
Nonmonetary employee compensation
  related to stock options.........          --         --            --        46,875            --           --             --
Dividend-in-kind ($0.10 per Series
  A preferred share)...............          --         --            --      (564,022)           --           --             --
Dividend-in-kind ($0.13 per Series
  B preferred share)...............          --         --            --      (268,629)           --           --             --
Issuance of warrant on
  bridge financings................          --         --            --     1,581,250            --           --             --
Conversion of notes payable to
  common stock.....................      67,570         68            --       329,932            --           --             --
Conversion of preferred stock to
  common stock in the Merger.......   2,109,516      2,109            --    17,553,869            --           --             --
Company common stock deemed issued
  in the Merger....................   1,184,440      1,184            --     8,905,898            --           --             --
Redemption of Merger
  dissenting shares................          --         --      (527,220)           --            --           --             --
Merger expenses....................          --         --            --    (1,135,099)           --           --             --
Cancellation of treasury stock in
  the Merger.......................     (13,438)       (13)       10,000        (9,987)           --           --             --
Accrued interest on notes
  receivable from stockholders.....          --         --            --            --            --           --        (19,062)
Issuance of common stock in
  secondary offering...............   2,350,000      2,350            --    21,848,166            --           --             --
Purchase of treasury stock.........          --         --    (2,988,343)           --            --           --             --
Net loss...........................          --         --            --            --    (9,769,255)          --             --
Foreign currency translation.......          --         --            --            --            --      (27,098)            --
                                     ----------   --------   -----------   -----------   ------------    --------      ---------
BALANCE AT DECEMBER 31, 1995.......  10,303,556     10,304    (3,515,563)   59,955,392   (43,076,663)     (34,619)      (301,575)

                                          TOTAL
                                      STOCKHOLDERS'
                                     EQUITY (CAPITAL
                                       DEFICIENCY)
                                     ---------------
BALANCE AT DECEMBER 31, 1994.......    (21,965,467)
Issuance of common stock upon
  exercise of stock options........         29,770
Nonmonetary employee compensation
  related to stock options.........         46,875
Dividend-in-kind ($0.10 per Series
  A preferred share)...............       (564,022)
Dividend-in-kind ($0.13 per Series
  B preferred share)...............       (268,629)
Issuance of warrant on
  bridge financings................      1,581,250
Conversion of notes payable to
  common stock.....................        330,000
Conversion of preferred stock to
  common stock in the Merger.......     17,555,978
Company common stock deemed issued
  in the Merger....................      8,907,082
Redemption of Merger
  dissenting shares................       (527,220)
Merger expenses....................     (1,135,099)
Cancellation of treasury stock in
  the Merger.......................             --
Accrued interest on notes
  receivable from stockholders.....        (19,062)
Issuance of common stock in
  secondary offering...............     21,850,516
Purchase of treasury stock.........     (2,988,343)
Net loss...........................     (9,769,255)
Foreign currency translation.......        (27,098)
                                      ------------
BALANCE AT DECEMBER 31, 1995.......     13,037,276

                               SOURCE MEDIA, INC.

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
                                  (CONTINUED)

                                                                                                                         NOTES
                                         COMMON STOCK                      CAPITAL IN                     FOREIGN      RECEIVABLE
                                     ---------------------    TREASURY      EXCESS OF    ACCUMULATED     CURRENCY         FROM
                                       SHARES      AMOUNT       STOCK       PAR VALUE      DEFICIT      TRANSLATION   STOCKHOLDERS
                                     ----------   --------   -----------   -----------   ------------   -----------   ------------
Issuance of common stock upon
  exercise of stock options........      23,485         23            --       141,777            --           --             --
Issuance of warrant with First
  Tranche Note.....................          --         --            --       745,830            --           --             --
Repayment of notes receivable and
  accrued interest from stockholder
  through surrender of common
  stock............................          --         --      (242,078)           --            --           --        242,078
Other..............................          --         --            --       (27,214)           --           --        (50,694)
Net loss...........................          --         --            --            --   (13,855,169)          --             --
Foreign currency translation.......          --         --            --            --            --       38,356             --
                                     ----------   --------   -----------   -----------   ------------    --------      ---------
BALANCE AS OF DECEMBER 31, 1996....  10,327,041   $ 10,327   $(3,757,641)  $60,815,785   $(56,931,832)   $  3,737      $(110,191)
                                     ==========   ========   ===========   ===========   ============    ========      =========
Issuance of common stock upon
  exercise of stock options........     219,275        219      (317,486)    1,352,194            --           --             --
Acquisition of remaining minority
  interest in ICT..................   1,389,723      1,390            --    10,384,280            --           --             --
Issuance of warrants for services
  provided.........................          --         --            --       279,571            --           --             --
Issuance of warrants with Aggregate
  Tranche Notes....................          --         --            --     2,823,091            --           --             --
Issuance of warrants associated
  with Units.......................          --         --            --     5,529,000            --           --             --
Other..............................      33,000         33            --       299,030            --           --         10,998
Net loss...........................          --         --            --            --   (32,381,281)          --             --
Preferred stock dividends..........          --         --            --            --      (416,129)          --             --
Foreign currency translation.......          --         --            --            --            --      (27,497)            --
                                     ----------   --------   -----------   -----------   ------------    --------      ---------
BALANCE AS OF DECEMBER 31, 1997....  11,969,039   $ 11,969   $(4,075,127)  $81,482,951   $(89,729,242)   $(23,760)      $(99,193)
                                     ==========   ========   ===========   ===========   ============    ========      =========


                                          TOTAL
                                      STOCKHOLDERS'
                                     EQUITY (CAPITAL
                                       DEFICIENCY)
                                     ---------------
Issuance of common stock upon
  exercise of stock options........        141,800
Issuance of warrant with First
  Tranche Note.....................        745,830
Repayment of notes receivable and
  accrued interest from stockholder
  through surrender of common
  stock............................             --
Other..............................        (77,908)
Net loss...........................    (13,855,169)
Foreign currency translation.......         38,356
                                      ------------
BALANCE AS OF DECEMBER 31, 1996....   $     30,185
                                      ============
Issuance of common stock upon
  exercise of stock options........      1,034,927
Acquisition of remaining minority
  interest in ICT..................     10,385,670
Issuance of warrants for services
  provided.........................        279,571
Issuance of warrants with Aggregate
  Tranche Notes....................      2,823,091
Issuance of warrants associated
  with Units.......................      5,529,000
Other..............................        310,061
Net loss...........................    (32,381,281)
Preferred stock dividends..........       (416,129)
Foreign currency translation.......        (27,497)
                                      ------------
BALANCE AS OF DECEMBER 31, 1997....   $(12,432,402)
                                      ============


                            See accompanying notes.

                               SOURCE MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                YEAR ENDED DECEMBER 31,
                                                                                1995             1996               1997
                                                                           -------------     -------------     -------------

OPERATING ACTIVITIES
Net loss                                                                   ($  9,769,255)    ($ 13,855,169)     ($32,381,282)
Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation                                                                801,339           906,982         2,313,692
     Amortization of intangible assets                                         1,031,337         1,031,337         4,987,099
     Write-off of analog set-top boxes                                              --                --           1,999,339
     Non-cash interest expense                                                      --             589,990         2,969,179
     Provision for losses on accounts receivable                                 108,123            82,269           194,731
     Minority interest in net earnings (losses)                                 (252,689)           46,475            (8,970)
     Charges related to financing incentives                                   1,581,250              --                --
     Extinguishment of debt                                                         --                --           3,455,551
     Warrants issued for services provided                                          --                --             279,571
     Issuance of common stock in litigation settlement                              --                --             299,063
     Other, net                                                                  (28,903)          (59,453)          269,352
Changes in operating assets and liabilities:
     Trade accounts receivable                                                  (198,983)           37,892        (2,034,894)
     Prepaid expenses and other current assets                                  (193,754)         (274,967)          324,196
     Deferred expenses                                                           159,168           159,574          (260,868)
     Trade accounts payable                                                     (263,017)         (379,054)          736,942
     Accrued interest                                                               --                --           1,893,604
     Accrued payroll                                                              69,651           162,192          (270,864)
     Other accrued liabilities                                                   502,025          (339,781)         (126,118)
     Other accrued liabilities to related parties                               (204,880)             --                --
     Unearned income                                                            (648,722)         (748,713)           47,920
                                                                           -------------     -------------     -------------
Net cash used in operating activities                                         (7,307,310)      (12,640,426)      (15,312,757)

INVESTING ACTIVITIES
     Capital expenditures                                                       (257,888)       (2,678,970)       (2,674,729)
     Acquisition of equipment and contract rights                                   --          (1,200,000)       (1,350,000)
     Purchase of short-term investments                                             --                --         (15,615,419)
     Interactive Channel Technologies acquisition costs                             --            (645,984)             --
     Acquisition of Brite                                                           --                --         (35,550,000)
     Acquisition of VNN                                                             --                --          (9,000,000)
     Capitalized acquisition costs                                                  --                --            -262,352
     Restricted investments                                                         --            (611,182)      (22,189,313)
     Other                                                                          --             (47,998)             --
                                                                           -------------     -------------     -------------
Net cash used in investing activities                                           (257,888)       (5,184,134)      (86,641,813)

FINANCING ACTIVITIES
     Net proceeds from issuance of long-term debt                              3,050,000         4,606,163        94,548,351
     Net proceeds from issuance of Second Tranche Notes                             --                --          13,922,625
     Payments on debt                                                         (4,050,000)             --         (21,986,792)
     Net proceeds from issuance of preferred stock and warrants                     --                --          18,809,670
     Proceeds from issuance of common stock upon exercise
         of stock options                                                         29,770           141,800         1,034,927
     Payments on capital lease obligations                                      (176,503)         (110,825)          (89,315)
     Proceeds from issuance of common stock in secondary
         offering, net of fees and expenses                                   21,850,516              --                --
     Purchase of treasury stock                                               (2,988,343)             --                --
     Cash acquired in the Merger                                               8,891,389              --                --
     Payment of fees and expenses associated with the Merger                  (1,135,099)             --                --
     Redemption of Merger dissenter shares                                      (527,220)             --                --
     Other                                                                          --             (27,214)         (129,401)
                                                                           -------------     -------------     -------------
Net cash provided by financing activities                                     24,944,510         4,609,924       106,110,065

Effect of exchange rate changes on cash and cash equivalents                     (27,099)           38,356           (27,497)
                                                                           -------------     -------------     -------------

Net increase (decrease) in cash and cash equivalents                          17,352,213       (13,176,280)        4,127,998
Cash and cash equivalents at beginning of period                                 127,010        17,479,223         4,302,943
                                                                           -------------     -------------     -------------

Cash and cash equivalents at end of period                                 $  17,479,223     $   4,302,943     $   8,430,941
                                                                           =============     =============     =============

Supplemental disclosures of cash flow information

Cash paid during the period for:
     Interest on long-term debt, notes payable and capital leases          $     354,333     $      24,047     $     285,671
                                                                           =============     =============     =============

                             See accompanying notes.

                               SOURCE MEDIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

1.COMPANY HISTORY AND DESCRIPTION

   Source Media, Inc. (Source or the Company), through its wholly-owned subsidiaries SMI Holdings, Inc. (Holdings), IT Network, Inc. (IT Network), and Interactive Channel, Inc. (Interactive Channel) provides on-demand information, services and programming through the telephone and cable television, delivered over the Company's proprietary digital operating systems to mass market consumers. IT Network provides of on-demand information through advertiser-sponsored telephone voice information services advertised in Yellow Pages and newspapers. Interactive Channel provides on-demand information and services and can provide Internet access to the cable television industry over existing cable infrastructure and telephone lines.

   Holdings (formerly known as IT Network) was incorporated on July 19, 1988, as a Colorado corporation and subsequently, on July 23, 1991, reincorporated in Texas. On June 23, 1995, Holdings merged (the Merger ) into a wholly-owned subsidiary of HB Communications Acquisition Corp. (HBAC). Pursuant to the
Merger agreement, Holdings' outstanding common stock and preferred stock were converted into an aggregate 6,696,992 shares of the Company's common stock. In connection with the Merger, HBAC changed its name to Source Media, Inc. Because the Merger resulted in Holdings' stockholders having a majority ownership in Source, the Merger was accounted for as an issuance of Holdings' shares in exchange for the net assets of Source. In connection with the Merger, Source paid $527,000 to redeem 50,500 HBAC common shares held by dissenting stockholders and repaid $4,100,000 of Holdings' debt and related accrued interest. For accounting and financial reporting purposes, the Company has reflected in its consolidated financial statements the assets, liabilities, and equity of Holdings at their historical book values. Accordingly, the results of operations and financial position of the Company, for periods and dates prior to the Merger, are the historical results of operations and financial position of Holdings for such period and dates.

2. SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation

   The consolidated financial statements include the accounts of the Company; its wholly-owned subsidiaries Holdings, IT Network, Interactive Channel; and Holdings' wholly-owned Canadian subsidiaries, Interactive Channel Technologies Inc. (ICT), and 997758 Ontario Inc. (997758). All material intercompany amounts and transactions have been eliminated. Certain amounts from prior years have been reclassified to conform with the current year presentation.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Minority Interests

   Minority interests represent the minority stockholders' proportionate shares of the equity of 997758 and ICT. At December 31, 1996 and 1997, the Company owned 100% of the voting Class X shares of 997758, while an individual owned 100% of the Class Y nonvoting shares of 997758, as more fully discussed in Note 8 - Stock Options, Warrants and Employee Stock Purchase Plan. At December 31, 1996, the Company owned approximately 51% of ICT's capital stock, representing approximately 74% voting control. In January 1997, the Company completed an arrangement whereby it acquired the remaining shares of ICT, as more fully discussed in Note 5 - Acquisitions.

   Cash and Cash Equivalents

   The Company classifies all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are recorded at cost, which approximates market.

   Monetary Revenue Recognition

   IT Network earns monetary revenues through advertising sponsorships and services provided to certain Regional Bell Operating Companies or their affiliates or other Yellow Pages publishers (collectively, Directory Publishers). Monetary revenues relating to Yellow Pages products are recognized on a straight-line basis over the term of the respective contracts, beginning at the time of the annual distribution of the applicable local Yellow Pages directory, or at the applicable contract start date, if later, and continuing to the end of the term of the respective contracts, which is typically from 3 to 12 months. Monetary revenues relating to non-Yellow Pages products are recognized as the services are performed.

   The Company has entered into agreements with certain Directory Publishers whereby the Company has agreed to share certain revenues and the Directory Publisher has agreed to bear certain costs. Under the terms of certain of these agreements, the Company's sales force sells certain advertising sponsorships for the Company's interactive telephone programming. In these cases, the Company recognizes the amount due under the contract, pursuant to sponsorships sold by the Company's sales personnel, as revenue on a straight-line basis and recognizes the Directory Publishers' share of the revenue as cost of sales on a straight-line basis. As the Company typically bills the sponsorship fees before the end of the contracts, unearned income represents cumulative amounts billed under monetary contracts in excess of cumulative revenues earned under the same contracts. Deferred expense represents cumulative fees paid to the Directory Publishers, under revenue and cost-sharing agreements, in excess of cumulative expenses recognized under the same contracts. In other agreements, the Directory Publisher's sales force sells such sponsorships. In these cases, the Company recognizes as revenues only its share of the contract amount as these services are provided.

   To date, the majority of revenues generated by Interactive Channel have been associated with trials related to Interactive Channel technology.

   Nonmonetary Revenue Recognition

   In each of its markets, IT Network has entered into nonmonetary barter agreements with local television and radio stations. These media sponsors provide IT Network with advertising time on their stations and update local news, weather and sports programming in exchange for promotional messages and print advertisements in the Company's printed Network Guide. Revenues and cost of sales associated with these nonmonetary barter transactions are included in the Company's consolidated statements of operations at the estimated fair value of the on-air advertisements and information content provided to the Company by media sponsors.

   Nonmonetary revenues and cost of sales are recognized on a straight-line basis over the terms of the respective contracts. The Company was obligated to provide future services and was entitled to receive future advertising and information content of $3,507,507 and $2,037,651 at December 31, 1996 and 1997, respectively.

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

   The Company continually evaluates the propriety of the carrying value of property and equipment to determine whether current events and circumstances warrant adjustment to the carrying value of the assets. As a result of this periodic evaluation and in light of the Company's decision to discontinue its analog set-top box strategy in favor of a digital set-top box strategy, the Company recorded a write-down of the remaining net book value of its analog set-top boxes in the amount of $2.0 million, of which approximately $1.7 million was charged to monetary cost of sales and approximately $327,000 was charged to selling, general and administrative expenses in 1997.

   Intangible Assets

   Intangible assets are amortized using the straight line method over the following estimated useful lives: patents - five years; contract rights - three to seven years; and goodwill - five years.

   The carrying value of intangible assets is reviewed for impairment whenever events or changes in circumstances indicate that there may be impairment. If the review indicates that any of the intangibles will not be recoverable, as determined by an analysis of undiscounted cash flows, the intangible asset will be reduced to its estimated recoverable value.

   Advertising Costs

   The Company expenses the costs of advertising as incurred. Advertising expenses were $1,315,286 and $354,357 for the years ended December 31, 1996 and 1997, respectively. Advertising expenses were not material for the year ended December 31, 1995.

   Translation of Foreign Currencies

   The financial positions and results of operations of ICT and 997758 are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Statement of operations accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in the foreign currency translation account in stockholders' equity (capital deficiency).

   Computation of Net Loss Per Common Share

   The computation of net loss per common share in each period is based on the net loss attributable to common stockholders and the weighted average number of common shares outstanding for each period, after the retroactive adjustment to reflect shares issued to the former Holdings common stockholders as part of the Merger and shares issued to the minority interest shareholders of ICT. Stock options and warrants are not included in the net loss per common share calculation for each period because they are anti-dilutive. The common stock held by HBAC stockholders and the common stock issued upon the conversion of the preferred stock of Holdings are included in the computation from the date of the Merger. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128), which the Company adopted in the fourth quarter of 1997. SFAS No. 128 simplifies the previous standards for computing earnings per share and requires the disclosure of basic and diluted earnings per share. For all periods presented, the amounts presented in accordance with SFAS No. 128 do not differ from amounts previously disclosed due to the anti-dilutive nature of the stock options and warrants.

   Stock Options

   The Company accounts for employee and director stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees" (APB 25) and related Interpretations. Under APB 25, no compensation expense is recognized for stock option grants to employees and directors if the exercise price of the Company's stock option grants is at or above the fair market value of the underlying stock on the date of grant as more fully described in Note 8 - Stock Options, Warrants, Employee Stock Purchase Plan and Retirement Plan.

3. COMMITMENTS AND CONTINGENCIES

   On December 15, 1993, Marvin Lerch, the former Chief Executive Officer and a former shareholder of ICT and certain of his relatives, who are also former ICT shareholders, commenced a legal proceeding in Ontario, Canada in the Ontario Court (General Division) against the Company and certain executive officers of the Company and a former director of ICT on the grounds that the defendants took actions intended to depress the value of ICT to allow the Company to acquire shares of ICT at a favorable price. The plaintiffs seek, among other things, orders that certain actions by ICT's board were invalid; a declaration that ICT's board was incapable of managing its affairs due to conflicts of interest; an injunction against the Company from voting its ICT shares for three years, purchase by the defendants of the plaintiffs' ICT shares for Cdn$20 per share or exchange of the plaintiffs' ICT shares for common shares of the Company of equal value; and damages in the amount of Cdn$8 million to compensate the plaintiffs for the reduced value of their ICT shares and damages in the amount of Cdn$6 million to compensate Mr. Lerch for the loss of certain ICT stock options. ICT disputes all of the claims, and no trial date has as yet been set. On January 16, 1997, the plaintiffs amended their statement of claim to assert a claim for punitive damages in the amounts of Cdn$1 million against the Company and an aggregate of

Cdn$2 million against certain officers of the Company. The statement of claim was also amended on August 12, 1997 to add ICT as a defendant. Although the ultimate outcome of this action cannot be determined at this time, management believes the claims are without merit. In addition, management believes the ultimate outcome of these actions will not have a material impact on the consolidated financial condition or results of operations of the Company.

   The Company is party to ordinary routine litigation and other claims incidental to its business, none of which is expected to have a material adverse effect on the Company's results of operations or financial position. The costs of defending litigation and other claims are expensed as incurred.

4. SHORT-TERM AND RESTRICTED INVESTMENTS

   The Company holds certain short-term investments, which consist of securities that management has the ability and intent to hold to maturity. These investments, which mature in 1998, are carried at amortized cost and are summarized as follows at December 31, 1997:

                                                              Gross Unrealized    Gross Unrealized
                                                              ----------------    ----------------
             (In thousands)                 Amortized Cost       Gains                 Losses          Fair Value
             --------------                 --------------       -----                 ------          ----------
             U.S. Government agencies        $5,450                 --                  $(2)            $5,448
             Corporate obligations           10,165                 --                   (1)            10,164
                                            -------                 --                  ----           -------
             Short-term investments         $15,615                 --                  $(3)           $15,612
                                            =======                 ==                  ====           =======

  Fair values were determined based upon quoted market values as of December 31, 1997.

   In connection with the October 1997 offering of Senior Secured Notes, as more fully described in Note 6 - Long Term Debt, the Company placed approximately $22.6 million of the net proceeds from the offering, representing funds sufficient, together with interest thereon, to pay the first four interest payments on the Senior Secured Notes, into an Interest Escrow Account (the Escrow Account) for the benefit of the holders of the Senior Secured Notes. As of December 31, 1997, the Escrow Account, including accrued interest, totaled $22.8 million. Until disbursed in accordance with the Escrow and Disbursement Agreement relating to the Escrow Account, the Escrow Account is designed to secure a portion of the Company's obligations under the Senior Secured Notes. Funds will be disbursed from the Escrow Account only to pay interest on the Notes and, upon certain repurchases or redemptions of the Senior Secured Notes, to pay principal of and premium, if any, thereon. Management has the intent and ability to hold the securities in the Escrow Account to maturity. These investments are carried at amortized cost and are summarized as follows on December 31, 1997:

                                                              Gross Unrealized    Gross Unrealized
                                                              ----------------    ----------------
             (In thousands)                 Amortized Cost          Gains              Losses            Fair Value
             --------------                 --------------          -----              ------            ----------
             U.S. Government agencies         $11,246                $76                    --           $11,322
             Corporate obligations             11,554                 72                    --            11,626
                                              -------               ----                    --           -------
             Restricted investments           $22,800               $148                    --           $22,948
                                              =======               ====                    ==           =======

   Of the amount shown above, $11.7 million will mature in 1998 and $11.1 million will mature in 1999.

5. ACQUISITIONS

   In October 1996, the Company acquired certain voice information assets from The Reuben H. Donnelly Corporation (Donnelly) for an aggregate purchase price of $750,000. In connection therewith, the Company executed a services agreement with a three year minimum term under which Donnelly is obligated to pay the Company a minimum of $3.2 million over the term of the agreement and the Company is assuming Donnelly's operating responsibilities for its voice information services business. The Donnelly asset acquisition has been accounted for as the purchase of equipment and contract rights and the purchase price was allocated to the assets based on the estimated fair values at the date of acquisition.

   In December 1996, the Company acquired certain voice information servicing assets from GTE Directories Corporation (GTE) for an aggregate purchase price of $1,800,000. In connection therewith, the Company executed both sales agency and services agreements with a three year minimum term under which the parties have agreed to share revenues and the Company is assuming GTE's operating responsibilities for its voice information services business. Of the shared revenues which the Company expects to generate pursuant to the sales agency agreement, the Company has guaranteed GTE a minimum of approximately $3.7 million over the term of the agreement. If the Company pays the minimum required amount to GTE in each of the years under the sales agency agreement, then pursuant to the services agreement, GTE has agreed to pay the Company a minimum of approximately $1.5 million for services rendered over the remaining term of the agreement. In 1997, the Company recognized monetary revenues related to this agreement in the amount of approximately $2.1 million. The GTE asset acquisition has also been accounted for as the purchase of equipment and contract rights and the purchase price was allocated to the assets based on the estimated fair values at the date of acquisition.

   In January 1997, the Company acquired all of the outstanding shares of ICT held by minority interest shareholders in exchange for 1,390,000 shares of the Company's common stock, making ICT a wholly-owned subsidiary of the Company. The Company also issued options to purchase 177,000 shares of the Company's common stock at exercise prices ranging from $1.43 to $4.96 per share to certain employees and directors of ICT in exchange for their outstanding options to purchase ICT common shares, and incurred cash expenses related to the acquisition of approximately $800,000. The aggregate purchase price for the acquisition of the ICT minority interest was approximately $11.3 million, and the acquisition was accounted for by the purchase method of accounting. The purchase price was allocated to patents, which are being amortized over a five year period.

   On October 30, 1997, the Company acquired certain of the electronic publishing assets of Brite Voice Systems, Inc. (Brite) for a purchase price of approximately $35.6 million. The Brite acquisition has been accounted for by the purchase method of accounting and the purchase price was allocated to equipment, contract rights and goodwill based on the estimated fair values of the assets at the date of acquisition.

   Also on October 30, 1997, the Company acquired certain of the assets of Voice News Network, Inc. (VNN), a subsidiary of Tribune Media Services, Inc., a unit of Tribune Company, for a purchase price of $9.0 million. The VNN acquisition has been accounted for by the purchase method of accounting and the purchase price was allocated to equipment, contract rights and goodwill based on the estimated fair values of the assets at the date of acquisition.

   The operating results of Brite and VNN are included in the Company's results from the date of acquisition. The following represents the unaudited pro forma results of operations as if the acquisitions of ICT, Brite and VNN had occurred on January 1, 1996, after giving effect to certain adjustments, including minority interest in earnings (losses) of consolidated subsidiaries, interest expense, preferred stock dividends and amortization of intangibles resulting from the allocation of the purchase price.

                                                                                       Year Ended December 31,
             (In thousands, except per share amount)                                1996                   1997
                                                                                    ----                   ----
             Total revenues                                                         $30,356                 $31,637
             Operating loss                                                         (20,574)                (28,789)
             Net loss                                                               (32,552)                (40,778)
             Net loss attributable to common stockholders                          $(35,187)               $(43,904)
             Net loss per common share                                               $(3.11)                 $(3.87)

   Pro forma results presented above are not necessarily indicative of what actually would have occurred if the acquisitions had been consummated as of January 1, 1996, and are not intended to be a projection of future results or trends.

6. LONG-TERM DEBT

   On April 3, 1996, the Company issued a senior note (the First Tranche Note) in the principal amount of $5.0 million and a warrant (the First Tranche Warrant) which entitled the holder thereof to purchase 500,000 shares of the Company's common stock at a purchase price of $10.21 per share. On September 30, 1996 and March 31, 1997, the Company issued additional senior notes in the amounts of $326,806 and $350,090, respectively, for the payment of interest on the First Tranche Note. The First Tranche Note and the additional senior notes (collectively, the "Aggregate First Tranche Notes") were due on March 31, 2001 and bore interest at the rate of 13% per annum through March 31, 1998 and 12% thereafter. The estimated fair market value at the date of issuance of the First Tranche Warrant of $745,830 was credited to capital in excess of par value and the First Tranche Note was recorded at a corresponding discount. The discount on the First Tranche Note was being amortized to interest expense using the effective interest rate method over the stated term of the First Tranche Note, resulting in an effective interest rate of 16.2%. As of December 31, 1996, the carrying value of the Aggregate First Tranche Notes, which had no public market, approximated their fair market value, which was estimated using a discounted cash flow analysis.

   On April 9, 1997, the Company received cash proceeds of $15.0 million upon the issuance of additional senior notes (the Second Tranche Notes) in the principal amount of $15.0 million and warrants (the Second Tranche Warrants) which entitled the holders thereof to purchase in the aggregate 2,000,000 shares of the Company's common stock at a purchase price of $6.00 per share at any time until their expiration on March 31, 2004. The estimated fair market value of the Second Tranche Warrants of $1.7 million at the date of issuance was credited to capital in excess of par value and the Second Tranche Notes were recorded at a corresponding discount. The discount on the Second Tranche Notes was being amortized to interest expense using the effective interest rate method over the stated terms of the Second Tranche Notes resulting in an effective interest rate of 15.4%. Additionally, in connection with the issuance of the Second Tranche Notes and the Second Tranche Warrants, the Aggregate First Tranche Notes and the First Tranche Warrant were amended and restated to terms identical to those of the Second Tranche Notes and the Second Tranche Warrants, respectively. The amended Aggregate First Tranche Notes and the Second Tranche Notes were due on March 31, 2002 and bore interest at the rate of either: (i) 12% per annum through March 31, 1999 if paid in cash, or (ii) 13% per annum through March 31, 1999 if paid through the issuance of additional notes, and 12% thereafter. On September 30, 1997 the interest due was paid through the issuance of additional notes, with terms identical to those of the Second Tranche Notes, in the amount of approximately $1.3 million and warrants to purchase approximately 165,000 shares of common stock in payment of the interest accrued on the Aggregate First Tranche Notes and the Second Tranche Notes. The estimated fair market values of the notes and warrants issued in lieu of a cash interest payment on September 30, 1997 were approximately $1.1 million and $1.1 million, respectively, which were recorded as interest expense during 1997.

   The amendment of the Aggregate First Tranche Notes and First Tranche Warrant was accounted for as the extinguishment and replacement of the existing senior notes and the cancellation of the existing warrants and issuance of new warrants due to the significance of the modification to the terms of the senior notes and warrants. The extinguishment resulted in a loss of approximately $315,000, which was included in other (income) expense during the second quarter of 1997.

   In connection with the issuance of the Senior Secured Notes (the Senior Secured Notes, or the Notes), the Company used $22.2 million of the proceeds received to pay off the amended Aggregate First Tranche Notes and the Second Tranche Notes, including accrued interest thereon, and the notes issued on September 30, 1997 in lieu of a cash interest payment. The early extinguishment of these notes resulted in a charge to earnings of approximately $3.5 million related to unamortized discount on the Second Tranche Notes and unamortized issuance costs which were recorded as an extraordinary item in 1997. The proceeds were also used in part to complete the Company's acquisitions of certain assets more fully described in Note 5 - Acquisitions.

   On October 30, 1997, the Company issued Senior Secured Notes in the principal amount of $100 million, which bear interest at the rate of 12% per annum through November 1, 2004. Interest on the Notes is payable semi-annually on May 1 and November 1 of each year commencing on May 1, 1998, to holders of record at the close of business on April 15th or October 15th immediately preceding the interest payment date. The Company placed approximately $22.6 million of the net proceeds from the offering, representing funds sufficient, together with interest thereon, to pay the first four interest payments on the Notes, into the Escrow Account.

   The Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company's subsidiaries (the Subsidiary Guarantors). The guarantees are senior obligations of the Subsidiary Guarantors and are secured by substantially all of the assets of the Subsidiary Guarantors. The guarantees rank pari passu in right of payment with all existing and future senior indebtedness of the Subsidiary Guarantors and rank senior in right of payment to all existing and future subordinated obligations of the Subsidiary Guarantors. The guarantees may be released upon the occurrence of certain events. The guarantee executed by IT Network contains a covenant that restricts payments of dividends on its capital stock to an amount sufficient to cover debt service on the Notes, redemptions or repurchases of the Notes or the Preferred Stock, dividends on the Preferred Stock and corporate overhead. The assets of the parent, Source Media, Inc. consist solely of investments in its subsidiaries and invested proceeds from the Notes and the Senior PIK Preferred Stock and related warrants. Financial statements for the Subsidiary Guarantors and Source are not presented because management has determined that they would not be material to investors.

   Except as described below, the Company may not redeem the Notes prior to November 1, 2001. On or after such date, the Company may redeem the Notes, in whole or in part, at any time, at various redemption prices set forth in the indenture governing the sale of the Notes, together with accrued and unpaid interest, if any, to the date of redemption. In addition, at any time and from time to time on or prior to November 1, 2000, the Company may, subject to certain requirements, redeem up to 35% of the aggregate

   The assets of the Subsidiary Guarantors are not restricted as to the redemption of the Notes or Preferred Stock or payment of the interest or dividends thereon. Separate financial statements for the parent, Source Media, Inc., and the Subsidiary Guarantors are not presented as management has determined that such financial information is not material to investors.

principal amount of the Notes with the cash proceeds of one or more equity offerings at a redemption price equal to 112% of the principal amount to be redeemed, together with accrued and unpaid interest, if any, to the date of redemption, provided, that, at least $65 million of the aggregate principal amount of the Notes remain outstanding immediately after each such redemption. The Notes are not subject to any sinking fund requirement. Upon the occurrence of a change in control, the Company will be required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of the repurchase. The indenture contains certain covenants including, but not limited to, limitations on indebtedness, restricted payments, liens, restrictions on distributions from restricted subsidiaries, sales of assets and subsidiary stock, affiliate transactions, issuances of capital stock of restricted subsidiaries and sale/leaseback transactions. As of December 31, 1997, the carrying value of the Notes, which had no public market, approximated their fair market value, which was estimated using a discounted cash flow analysis.

7. SENIOR PIK PREFERRED STOCK

   On October 30, 1997, the Company issued 800 units (the Units) for an aggregate purchase price of $20 million, each Unit consisting of 1,000 shares of non-voting Senior Preferred Stock (the Preferred Stock) with a liquidation preference of $25.00 per share and 558.75 warrants (the October 1997 Warrants) to purchase one share of the Company's common stock at a purchase price of $0.01 per share. In the aggregate, the October 1997 Warrants represent the right to purchase 447,000 shares of common stock. In part, the Units were sold in connection with the Company's acquisitions of certain of the assets more fully described in Note 5 - Acquisitions.

   Dividends on the Preferred Stock are payable quarterly on each February 1, May 1, August 1 and November 1, commencing February 1, 1998, at a rate of 13 1/2% of the liquidation preference per share. Dividends may be paid, at the Company's option, on any dividend payment date occurring on or prior to November 1, 2002 either in cash or by the issuance of additional shares of Preferred Stock with a liquidation preference equal to the amount of such dividends; thereafter, dividends will be paid in cash. The certificate of designations governing the sale of the Units limits the amount of cash dividends that may be paid on the Preferred Stock. At any time and from time to time on or prior to November 1, 2000, the Company may, subject to certain requirements, redeem up to 35% of the aggregate liquidation value of the Preferred Stock with the cash proceeds of one or more equity offerings at a redemption price equal to 113.5% of the liquidation preference thereof, plus accumulated dividends, on the date of redemption. After November 1, 2000 and prior to November 1, 2002, the Preferred Stock is not redeemable. On or after November 1, 2002, the Company may redeem the Preferred Stock, in whole or in part, at any time, at various redemption prices, plus accumulated and unpaid dividends, to the date of redemption. Upon the occurrence of a change in control, the Company will be required to make an offer to purchase the outstanding shares of the Preferred Stock at a price equal to 101% of the liquidation preference thereof, plus accumulated and unpaid dividends, to the date of purchase. The Preferred Stock will be subject to mandatory redemption in whole on November 1, 2007, at a price equal to 100% of the then effective liquidation preference thereof, plus, without duplication, all accrued and unpaid dividends to the date of redemption. The certificate of designations contains certain covenants including, but not limited to, limitations on indebtedness, restricted payments, affiliate transactions, issuances of capital stock of restricted subsidiaries and sale/leaseback transactions.

   The Preferred Stock ranks senior to all classes of common stock and to each other class of capital stock or series of preferred stock with respect to dividend rights and rights on liquidation, winding-up and dissolution of the Company. The Preferred Stock is non-voting except in certain circumstances. The Company may not authorize any new class of preferred stock that ranks senior or pari passu to the Preferred Stock without the approval of the holders of at least a majority of the shares of Preferred Stock then outstanding, voting or consenting, as the case may be, as one class, provided, however, that the Company can issue additional shares of Preferred Stock to satisfy dividend payments on outstanding shares of Preferred Stock; and provided further, however, that the Company can issue shares of preferred stock ranking pari passu with the Preferred Stock if after giving effect thereto, the Consolidated Coverage Ratio, as defined in the certificate of designations, is greater than
1.7 to 1.0

  The estimated fair market value of the October 1997 Warrants, which was estimated to be approximately $5.5 million, was credited to capital in excess of par value and the Preferred Stock was recorded at a corresponding discount. The Preferred Stock was recorded net of $1.2 million of issuance costs and the discount on the Preferred Stock and are being accreted as additional preferred stock dividends using the effective dividend rate method over a ten year period, resulting in an effective dividend rate of 19.7%. As of December 31, 1997, the carrying value of the Units, which had no public market, approximated their fair value, which was estimated using a discounted cash flow analysis.

8. STOCK OPTIONS, WARRANTS, EMPLOYEE STOCK PURCHASE PLAN AND RETIREMENT
   PLAN

   Stock Options

   During 1995, the Company adopted the 1995 Performance Equity Plan (the Equity
Plan). The Equity Plan provides for the grant of options to purchase shares of the Company's common stock to employees, officers, directors, and consultants of the Company and its subsidiaries, including Holdings, IT Network and Interactive Channel. Options granted pursuant to the Equity Plan have a term of ten years from the date of grant and vest over a five year period. The Equity Plan, as amended, authorizes the granting of awards (stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options, and/or other stock-based awards, as defined), the exercise of which would allow up to an aggregate of 1,400,000 shares of the Company's common stock to be acquired.

   During 1989, the Company established a qualified incentive employee stock option plan. Options granted in 1989 and 1990 have a term of ten years from the date of grant and vested over a three year period. During 1991 and 1993, the Company established additional qualified incentive employee stock option plans whereby granted options have a term of ten years from the date of grant and vest over a five year period. The Company does not intend to grant any additional options under these plans and, accordingly, all remaining options available for grant under such plans are assumed to be canceled.

   Stock option activity under the employee stock option plans during the years ended December 31, 1995, 1996, and 1997 was as follows:

                                                                                           OPTION OR         WEIGHTED AVERAGE
                                      OPTIONS AVAILABLE   SHARES UNDER     AGGREGATE     EXERCISE PRICE     EXERCISE PRICE PER
EMPLOYEE STOCK OPTION ACTIVITY            FOR GRANT         OPTION           PRICE         PER SHARE              SHARE
------------------------------        -----------------  ------------      ---------     --------------     ------------------

         Balance at December 31, 1994        201,642          268,746       $4,419,207     $ 0.74-26.79            $16.44
             Options authorized              500,000               --               --
             Options repriced                     --               --       (2,449,709)
             Options granted                (220,586)         220,586        2,247,607       9.77-11.50             10.19
             Options exercised                    --          (84,688)        (261,353)       0.74-3.72              3.09
             Options canceled                 56,035          (56,035)        (684,034)      9.77-26.79             12.21
             Options assumed canceled       (178,092)              --               --
                                           ---------               --               --
         Balance at December 31,1995         358,999          348,609        3,271,718       0.74-11.50              9.39
             Options authorized              400,000               --               --
             Options granted                (775,224)         775,224        7,181,190       8.25-10.50              9.26
             Options exercised                    --          (23,485)        (141,796)       0.74-9.77              6.04
             Options canceled - 1995          16,225          (16,225)        (169,731)      8.25-11.12             10.46
         Plan
             Options canceled - Other             --          (22,379)        (217,980)       3.72-9.77              9.74
                                                  --         --------         --------      -----------              ----
         plans
         Balance at December 31,1996               0        1,061,744        9,923,401       0.74-11.50              9.35
             Options authorized              500,000               --               --
             Options granted                (176,000)         176,000        1,280,700       6.41-13.31              7.28
             Options exercised                    --          (90,803)        (758,755)      0.74-10.40              8.36
             Options canceled - 1995         149,324         (149,324)      (1,376,794)      6.41-11.12              9.22
         Plan
             Options canceled - Other             --          (21,910)        (204,820)       3.72-9.77              9.35
                                                  --         --------        ---------      -----------              ----
         plans
         Balance at December 31,1997         473,324          975,707       $8,863,732     $0.74-$13.31             $9.08
                                             =======          =======       ==========     ============             =====

   In March 1995 the Board of Directors approved a reduction in the exercise price of certain of the Company's outstanding employee stock options. In total, 145,783 options with exercise prices of $14.88 and $26.79 per share were revised to an exercise price of $9.77 per share, which represented the market price on the date of repricing.

   During 1995, the Company adopted the 1995 Nonqualified Stock Option Plan for Non-Employee Directors (the Directors' Plan). The Directors' Plan provides for the automatic annual grant to each non-employee director of the Company an option to purchase 3,000 shares of common stock. Options granted under the Directors' Plan have an exercise price equal to the fair market value of the common stock on the date of grant and are exercisable at any time from the date of grant until the fifth anniversary thereof. The Directors' Plan, as amended on May 21, 1997, provides for the grant of options to purchase up to 300,000 shares of common stock. Stock option activity under the Directors' Plan during the years ended December 31, 1995, 1996, and 1997 was as follows:

                                     OPTIONS           SHARES                       OPTION OR          WEIGHTED AVERAGE
 DIRECTORS' PLAN STOCK OPTION       AVAILABLE          UNDER       AGGREGATE        EXERCISE         EXERCISE PRICE PER
     ACTIVITY                       FOR GRANT          OPTION        PRICE       PRICE PER SHARE             SHARE
 ----------------------------       ---------          ------      ---------     ---------------     ------------------
 Balance at December 31, 1994             --              --             --
     Options authorized                90,000
     Options granted                 (12,000)          12,000       $130,650        $10.89                $10.89
                                     --------          ------       --------        ------                ------
 Balance at December 31, 1995          78,000          12,000        130,650        10.89                 10.89
     Options granted                 (18,000)          18,000        187,650        10.43                 10.43
                                     --------          ------        -------        -----                 -----
 Balance at December 31, 1996          60,000          30,000        318,300     10.43-10.89              10.61
     Options authorized                50,000              --             --
     Options granted                 (15,000)          15,000         88,650         5.91                  5.91
                                     --------          ------         ------         ----                  ----
 Balance at December 31, 1997          95,000          45,000       $406,950     $5.91-$10.89             $9.04
                                       ======          ======       ========     ============             =====

  Pursuant to an agreement, each of the 176,958 options for ICT common shares outstanding at the effective time of the acquisition of the remaining minority interest of ICT was exchanged for an option (a Replacement Option) to purchase shares of common stock. During 1997, 104,682 Replacement Options were exercised at a weighted average exercise price of $4.05. As of December 31, 1997, the Replacement Options represent the right to purchase 72,276 shares of common stock at a weighted average exercise price of $4.10 per share.

   Certain additional information for all outstanding options as of December 31, 1997, is being presented based on a range of exercise prices as follows:

                                                                        $0.74-$4.96   $6.41- $13.31
                                                                        -----------   -------------
                 Number of outstanding options                               75,231         972,752
                 Weighted average exercise price of outstanding options       $3.98           $9.11
                 Weighted average remaining exercise period               7.9 years       8.5 years
                 Number of options exercisable                               75,231         247,221
                 Weighted average exercise price of options exercisable       $3.98           $9.97


   As required by the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), pro forma information regarding net loss and loss per share has been determined as if the Company had accounted for employee and director stock options granted subsequent to December 31, 1994 under the fair value method provided for under FAS 123. The fair value for the stock options granted to directors, officers and key employees of the Company on or after January 1, 1995 was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                  1995            1996           1997
                                                  ----            ----           ----
                 Risk-free interest rate         6.55%           6.39%           6.21%
                 Expected dividend yield         0.00%           0.00%           0.00%
                 Expected volatility               30%             30%             30%
                 Expected lives                4.0 years       4.0 years       4.0 years

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

  The weighted-average fair value of stock options granted during the years ended December 31, 1995, 1996 and 1997 was $2.85, $2.34 and $2.55,
respectively. For purposes of the pro forma disclosures, the estimated fair value of stock options granted during 1996 and 1997 has been amortized to expense over the vesting period. The Company's pro forma information for FAS 123 is as follows (in thousands, except for loss per common share information):

                                                                               1995                1996               1997
                                                                               ----                ----               ----
  Net loss attributable to common stockholders             As reported       $10,602             $13,855             $32,797
                                                            Pro forma        $10,912             $14,411             $33,471

  Net loss per common share                                As reported        $1.65               $1.39               $2.89
                                                            Pro forma         $1.70               $1.45               $2.95


  Because FAS 123 is applicable only to options and stock-based awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

  Warrants

  The Company has issued warrants for the purchase of shares of its common stock from time to time in connection with various financing transactions and for advisory and consulting services provided to the Company. The majority of the warrants provide for registration rights. As of December 31, 1997, warrants for the purchase of common stock of the Company were outstanding as follows:

                               SHARES ISSUABLE      EXERCISE PRICE
                                UPON EXERCISE         PER SHARE          EXPIRATION DATE
                                -------------         ---------          ---------------
                                       10,079           $18.60            February 1998
                                    1,034,687             6.00            May 2000
                                      200,000             6.41            May 2000
                                    2,326,500            11.00            June 2000 (1)
                                       83,085            10.80            February 2001
                                      252,676            10.50            December 2002
                                    2,664,917             6.00            March 2004
                                       25,000            11.00            June 2005
                                       68,493             4.38            June 2007
                                      447,000             0.01            November 2007
                                      -------
                                    7,112,437
                                    =========

(1) Warrants to purchase 451,500 shares will become redeemable by the Company at a purchase price of $0.01 per warrant upon 20 days notice at any time in the event the sales price of the Company's common stock is at least $20.00 per share for 20 consecutive trading days.

  During the year ended December 31, 1995, the Company incurred charges related to financing incentives of $1,581,250 as a result of the issuance of certain of the above warrants in connection with interim financings.

  997758 Class Y Stock Exchange Rights

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

  Shares Reserved for Future Issuance

  As of December 31, 1997, common shares reserved for future issuance were as follows:

                                                                                 NUMBER OF
                                SECURITY                                          RESERVED
                                --------                                          --------
                                                                                   SHARES
                                                                                   ------
                                     Warrants . . . . . . . . . . . .              7,112,437
                                     Stock options  . . . . . . . . .              1,821,307
                                     Employee stock purchase plan . .                 76,207
                                     997758 Class Y Stock exchange rights            206,376
                                                                                     -------
                                                                                   9,216,327
                                                                                   =========


  Employee Stock Purchase Plan and Retirement Plan

  During July 1996, the Company's Board of Directors adopted the Employee Stock Purchase Plan (the Plan), which was approved by the Company's stockholders at the 1997 annual meeting. Under the Plan, eligible employees may purchase shares of the Company's common stock at a discount through voluntary monthly payroll deductions with a maximum contribution being 10% of an eligible employee's salary, beginning in September 1996. Semi-annually, on June 30 and December 31, participant account balances are used to purchase shares at the lesser of 85 percent of the fair market value of the common stock on either the first or last day of the subscription period. In connection with the Plan, the Company has set aside 100,000 shares of common stock held in treasury. On June 30, 1997 and December 31, 1997, 16,095 shares and 7,698 shares of common stock were purchased by employees at prices of $7.01 per share and $7.44 per share, respectively.

  The Company sponsors a defined contribution plan covering substantially all employees; the plan is qualified under Section 401(k) of the Internal Revenue Code. Under the provisions of the plan, eligible participating employees may elect to contribute up to the maximum amount of tax deferred contribution allowed by the Internal Revenue Code.

  Anti-Dilution Provisions

  Certain of the warrants to purchase common stock contain anti-dilution provisions whereby the exercise price and the number of shares exercisable pursuant to the warrants may be adjusted from time to time upon the occurrence of certain events. In connection with such provisions, warrants to purchase 1,034,687 shares of common stock at a purchase price of $7.44 per share were adjusted to provide for the purchase of the same number of shares at a purchase price of $6.00 per share, and warrants to purchase 28,302 shares of common stock at a purchase price of $10.60 per share were adjusted to provide for the purchase of 68,498 shares at a purchase price of $4.38 per share upon the issuance of common stock in connection with the ICT acquisition discussed in Note 5 - Acquisitions and the amendment to the First Tranche Warrant and issuance of the Second Tranche Warrants discussed in Note 6 - Long-Term Debt, respectively.

9.NOTES RECEIVABLE FROM STOCKHOLDERS

  On May 20, 1993, the Company loaned $750,000 to the individual holding Class Y shares of 997758, which note is secured by the individual's holdings in 997758 and bears interest at a rate per annum of 2%, payable quarterly. The unpaid principal and interest become due on May 20, 2000. The Company recorded a discount of $292,000 to reflect the difference between the actual interest rate and a reasonable market rate (10%) and increased goodwill accordingly. The note and accrued interest, net of the unamortized discount of $137,152 and $95,437 as of December 31, 1996 and 1997, respectively, are reflected as a reduction of minority interests in the accompanying consolidated balance sheet.

  On June 30, 1993, the Company loaned $50,000 to an officer, director, and stockholder. This loan bears interest at the rate of 10% per annum, with the principal amount and accrued interest due and payable on May 31, 1999. Payment of the note is secured by a pledge of 6,719 shares of common stock. Amounts outstanding, including accrued interest, are included in stockholders' equity (capital deficiency) in the accompanying consolidated balance sheets.

10. LEASES

   The Company leases office space and various office equipment under operating leases. Rent expense was $508,349, $485,221, and $906,187 for the years ended December 31, 1995, 1996, and 1997, respectively.

   At December 31, 1997, aggregate amounts of future minimum payments under lease commitments are as follows:

                                                                                         Operating Leases
                                                                                         ----------------
                         1998...................................................                 $663,030
                         1999...................................................                  565,858
                         2000...................................................                  506,751
                         2001...................................................                  208,230
                         2002...................................................                       --
                         Total future minimum lease payments....................               $1,943,869
                                                                                               ==========


11. INCOME TAXES

   For the years ended December 31, 1995, 1996 and 1997, the Company had no provision or benefit for income taxes because the deferred benefit from the operating losses was offset by an increase in the valuation allowance of $3.2 million, $5.6 million and $4.1 million, respectively. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                       1996              1997
                                                                                       ----              ----
                         Deferred tax liabilities:
                         Tax over book depreciation  . . . . . .                  $(220,134)        $(548,386)
                         Other . . . . . . . . . . . . . . . . .                   (204,589)          (11,156)
                                                                                   --------           -------
                         Total deferred tax liabilities  . . . .                   (424,723)         (559,542)
                         Deferred tax assets:
                            Net operating loss carryforwards . .                  18,191,157        24,136,650
                             Investment tax credits  . . . . . .                   3,304,758           801,712
                            Unearned income  . . . . . . . . . .                   1,471,210         1,491,716
                            Book over tax amortization of intangibles                     --           414,831
                            Reserve for fixed asset impairment .                          --           739,763
                            Accrued expenses . . . . . . . . . .                     488,902            61,248
                            Other  . . . . . . . . . . . . . . .                      26,886            56,967
                                                                                      ------            ------
                         Total deferred tax assets . . . . . . .                  23,482,913        27,702,887
                         Valuation allowance for deferred tax assets            (23,058,190)      (27,143,345)
                                                                                -----------       -----------
                         Net of valuation allowance  . . . . . .                     424,723           559,542
                                                                                     -------           -------
                         Net deferred tax asset  . . . . . . . .                         $--               $--
                                                                                         ===               ===

   At December 31, 1997, the Company had net operating loss carryforwards of approximately $60.9 million for United States income tax purposes, that expire in 2003 through 2012, which may be used to reduce future United States taxable income. The Tax Reform Act of 1986 imposes limitations on the use of net operating loss carryforwards if certain stock ownership changes occur. As a result of the Merger, an ownership change occurred that will cause utilization of the Company's pre-Merger net operating losses to be limited to approximately $9.0 million in a given year.

   At December 31, 1997, ICT had net operating loss carryforwards for Canadian income tax purposes of approximately Cdn $4.3 million, expiring in 1998 through 2003, which may be used to reduce future Canadian taxable income of ICT. ICT also has available at December 31, 1997 investment tax credits totaling Cdn $1.1 million, expiring in 1999 through 2002. At December 31, 1997, ICT had net operating loss carryforwards for Ontario Provincial income tax purposes of approximately Cdn $1.1 million, expiring in 2002 through 2003, which may be used to reduce future Ontario taxable income of ICT.

   Certain transactions between ICT and its subsidiaries in March 1997 resulted in taxable income of approximately $7.0 million in the United States and Canada and the utilization of net operating losses in both countries in 1997.

12.      CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

   The Company performs ongoing credit evaluations of its customers and does not require collateral. Overall, concentrations of credit risk with respect to receivables, except for the customers discussed below, are limited because of the large number of customers in the Company's customer base, the relatively small dollar amount of individual customer balances and their dispersion across many different industries and geographic areas. The Company maintains an allowance for doubtful accounts, which was $62,504 and $153,964 as of December 31, 1996 and 1997, respectively, to reserve for potential credit losses, which have historically been within management's expectations.

  As of December 31, 1996, balances due from Ameritech represented 30% of the Company's accounts receivable. Additionally, as of December 31, 1996, The Reuben H. Donnelly Corporation accounted for 38% of accounts receivable pursuant to its service agreement with the Company, effective in October 1996. All such receivables have since been collected. As of December 31, 1997, balances due from BellSouth Advertising & Publishing represented 22% of the Company's accounts receivable. No other customer represented more than 10% of the Company's accounts receivable as of December 31, 1996 or 1997.

  For the year ended December 31, 1997, a major customer accounted for 11% of monetary revenues, while another major customer accounted for 10% of monetary revenues. For the year ended December 31, 1995, a major customer represented 12% of monetary revenues. No other customer accounted for greater than 10% of monetary revenues for any of the three years ended December 31, 1997.

13.      SEGMENT REPORTING

  For financial reporting purposes, the Company operates in two business segments:

  IT Network - IT Network provides of on-demand information through advertiser-sponsored voice information services advertised in over 100 million Yellow Pages annually and over 24 million newspapers daily.

  Interactive Channel - Interactive Channel provides on-demand information and services and can provide Internet access to the cable television industry over existing cable infrastructure and telephone lines.

  Corporate assets consist primarily of cash and cash equivalents, short-term investments, restricted investments and deferred debt issuance costs.

  The following are operating results and certain other information by business segment:

                                                                   YEAR ENDED DECEMBER 31,
                                                                   -----------------------
                                                             1995            1996             1997
                                                             ----            ----             ----
                                                                    (IN THOUSANDS)
           Monetary revenues:
                 IT Network . . .                         $ 9,339        $  7,543         $ 12,082
                 Interactive Channel                            3           1,032              305
                                                          -------        --------         --------
                                                          $ 9,342        $  8,575         $ 12,387
                                                          =======        ========         ========
           Nonmonetary revenues:
                 IT Network . . .                         $15,945        $  9,944         $  6,044
                 Interactive Channel                           --              --               --
                                                          -------        --------         --------
                                                          $15,945        $  9,944         $  6,044
                                                          =======        ========         ========
           Total revenues:
                 IT Network . . .                         $25,283        $ 17,487         $ 18,126
                 Interactive Channel                            3           1,032              305
                                                          -------        --------         --------
                                                          $25,286        $ 18,519         $ 18,431
                                                          =======        ========         ========
           Operating loss:
                 IT Network . . .                         $  (756)       $   (301)        $  (163)
                 Interactive Channel                       (5,819)        (10,311)         (19,892)
                 Corporate expenses                        (1,753)         (3,407)          (4,435)
                                                          -------        --------         --------
                                                          $(8,328)       $(14,019)        $(24,490)
                                                          =======        ========         ========
           Identifiable assets:
                 IT Network . . .                         $ 4,120          $6,482         $ 51,374
                 Interactive Channel                        2,596           4,166            9,959
                 Corporate assets                          17,479           5,249           52,169
                                                          -------        --------         --------
                                                          $24,195        $ 15,897         $113,502
                                                          =======        ========         ========
           Depreciation and amortization:
                 IT Network . . .                         $   458        $    361         $  2,835
                 Interactive Channel                        1,374           1,577            6,465
                                                          -------        --------         --------
                                                          $ 1,832        $  1,938         $  9,300
                                                          =======        ========         ========


           Capital expenditures:
                 IT Network . . .                             $17            $591           $2,838
                 Interactive Channel                          241           2,088            1,944
                                                              ---           -----            -----
                                                             $258          $2,679           $4,782
                                                             ====          ======           ======

  Foreign net revenues, operating loss, and identifiable assets of all consolidated foreign subsidiaries located outside the United States and its territories, and possessions as of and for the years ended December 31, 1995, 1996, and 1997, are as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                                                       -----------------------
                                                                 1995            1996             1997
                                                                 ----            ----             ----
                                                                               (IN THOUSANDS)
                  Net revenues:
                        United States  . . . . .               $ 25,286        $ 17,806        $  18,386
                        Canada . . . . . . . . .                     --             713               45
                        Transfers between geographic
                        areas . . . . . . . . . . . . . . . .     2,423           3,945            3,982
                        Adjustments and eliminations             (2,423)         (3,945)          (3,982)
                                                                -------        --------         --------
                                                                $25,286        $ 18,519         $ 18,431
                                                                =======        ========         ========
                  Operating income (loss):
                        United States  . . . . .                $(7,069)       $(12,659)        $(21,094)
                        Canada . . . . . . . . .                   (508)            128              (20)
                        Adjustments and eliminations               (751)         (1,488)          (3,376)
                                                                -------        --------         --------
                                                                $(8,328)       $(14,019)        $(24,490)
                                                                =======        ========         ========
                  Identifiable assets:
                        United States  . . . . .                $21,402        $ 15,029         $103,808
                        Canada . . . . . . . . .                  2,793             868            9,694
                                                                -------        --------         --------
                                                                $24,195        $ 15,897         $113,502
                                                                =======        ========         ========

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

4.2              Certificate of Designations for Senior PIK Preferred Stock (filed as Exhibit 4.2 to the Company's current report on Form 8-K dated October 30, 1997, and incorporated herein by reference).

4.3              Indenture dated as of October 30, 1997 between Source Media, Inc. and U.S. Trust Company of Texas, N.A.
                 (filed as Exhibit 4.1 to the Company's current report on Form 8-K dated October 30, 1997, and incorporated herein by reference).

4.4              Warrant Agreement dated as of October 30, 1997 between Source Media, Inc. and ChaseMellon Shareholder
                 Services (filed as Exhibit 4.3 to the Company's current report on Form 8-K dated October 30, 1997, and incorporated herein by reference).

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

10.11            Stock Purchase Warrant dated April 13, 1996 between Northstar Advantage High Total Return Fund and the
                 Company (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended
                 March 31, 1996, and incorporated herein by reference).

10.12            Registration Rights Agreement dated April 3, 1996 between Northstar Advantage High Total Return Fund and the Company (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the Quarter
                 Ended March 31, 1996, and incorporated herein by reference).

10.13            Sales Agency Agreement dated May 20, 1996 between The Reuben H. Donnelley Corporation and IT Network,
                 Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June
                 30, 1996, and incorporated herein by reference).

10.14            License Agreement dated June 6, 1996 between WinStar New Media Co., Inc. and the Company (filed as
                 Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1996, and
                 incorporated herein by reference).

10.15            Charter Affiliation Agreement between Century Communications Corporation and the Company (filed as
                 Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 23, 1996, and incorporated herein by reference).

10.16            Services Agreement dated October 21, 1996 between The Reuben H. Donnelley Corporation and IT Network,
                 Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended
                 September 30, 1996, and incorporated herein by reference).

10.17            Arrangement Agreement dated November 13, 1996 between the Company and ICT. (filed as Exhibit 10.18 to the Company's Registration Statement on Form S-1 (No. 33-16883), subsequently withdrawn, and incorporated herein by reference).

10.18            Form of Plan of Arrangement. (filed as Exhibit 10.19 to the Company's Registration Statement on Form S-
                 1 (No. 33-16883), subsequently withdrawn, and incorporated herein by reference).

10.19            Stock Purchase Warrant dated as of April 9, 1996 between the Company and Northstar (filed as Exhibit
                 10.29 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1996, and
                 incorporated by reference herein).

10.20            Amended and Restated Stock Purchase Warrant dated as of April 9, 1997 between the Company and Northstar
                 (filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the Year Ended December 31,
                 1996, and incorporated by reference herein).

10.21            Stock Purchase Warrant dated as of April 9, 1997 between the Company and Zeneca (filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1996, and incorporated by reference herein).

10.22            Stock Purchase Warrant dated as of April 9, 1997 between the Company and Delaware (filed as Exhibit
                 10.32 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1996, and
                 incorporated by reference herein.)

10.23            Stock Purchase Warrant dated as of April 9, 1997 between the Company and ICI (filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1996, and incorporated by reference herein).

10.24            Stock Purchase Warrant dated as of April 9, 1997 between the Company and McConnell (filed as Exhibit
                 10.34 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1996, and
                 incorporated by reference herein).

10.25            Amended and Restated Registration Rights Agreement dated as of April 9, 1997 among the Company and
                 Northstar, Zeneca, McConnell, ICI and Delaware (filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1996, and incorporated by reference herein).

10.26            Management Lock-Up and Voting Agreement dated as of April 9, 1997 among each of the persons named on
                 Schedule I thereto, the Company and Northstar, Zeneca, McConnell, ICI and Delaware (filed as Exhibit
                 10.40 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1996, and
                 incorporated by reference herein).

10.27            Asset Purchase Agreement dated September 23, 1997 between IT Network, Inc. and Brite Voice Systems,
                 Inc. (filed as Exhibit 2.1 to the Company's current report on Form 8-K dated October 30, 1997, and incorporated by reference herein).

10.28            Amendment dated October 7, 1997 between IT Network, Inc. and Brite Voice Systems, Inc. to Asset
                 Purchase Agreement dated September 23, 1997 between IT Network, Inc. and Brite Voice Systems, Inc.
                 (filed as Exhibit 2.2 to the Company's current report on Form 8-K dated October 30, 1997, and incorporated by reference herein).

10.29            Asset Purchase Agreement dated September 30, 1997 between Source Media, Inc. and Voice News Network,
                 Inc. (filed as Exhibit 2.3 to the Company's current report on Form 8-K dated October 30, 1997, and incorporated by reference herein).

10.30            Preferred Stock Registration Rights Agreement dated October 30, 1997 between Source Media, Inc. and
                 Natwest Capital Markets Limited and Prudential Securities Incorporated (filed as Exhibit 10.2 to the
                 Company's current report on Form 8-K dated October 30, 1997, and incorporated by reference herein).

10.31            Exchange and Registration Rights Agreement for Senior Secured Notes dated September 30, 1997 between
                 Source Media, Inc. and Natwest Capital Markets Limited and Prudential Securities Incorporated (filed as
                 Exhibit 10.1 to the Company's current report on Form 8-K dated October 30, 1997, and incorporated by reference herein).

10.32            Form of Guarantee for domestic subsidiaries (filed as Exhibit 10.29 to the Company's Registration
                 Statement on Form S-4 (No. 333-42017), and incorporated by reference herein).

10.33            Form of Guarantee for foreign subsidiaries (filed as Exhibit 10.30 to the Company's Registration
                 Statement on Form S-4 (No. 333-42017), and incorporated by reference herein).

10.34*           1995 Performance Equity Plan, as amended and restated effective as of April 28, 1997.

10.35*           1995 Nonqualified Stock Option Plan for Non-employee Directors (filed as Exhibit 10.32 to Source
                 Media's Registration Statement on Form S-1 (No. 33-90482), and incorporated by reference herein).

21               Subsidiaries.

23               Consent of Ernst & Young LLP.

27.1             Financial Data Schedule.

--------------------------
* Management contract or compensatory plan