Form 10-K405/A
period 1997-12-31
SOURCE MEDIA INC
filed 1998-04-30
CIK 900029

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1


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


          5400 LBJ FREEWAY
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

         Aggregate market value of Common Stock held by nonaffiliates as of March 24, 1998: $119,593,904.

         Number of shares of Common Stock outstanding as of March 24, 1998:
11,589,954

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                   No exhibits are filed with this Amendment.

         The following items of Source Media, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 are hereby amended. Each such item is set forth herein in its entirety, as amended. No exhibits are filed with this Amendment.


                                                                                                               Page
                                                                                                               ----
                                                     PART III

Item 10.  Directors and Executive Officers of the Registrant......................................................2

Item 11.  Executive Compensation..................................................................................3

Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................................10

Item 13.  Certain Relationships and Related Transactions.........................................................12

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption "Executive Officers of the Company" in Part I of this report.

         Except for Mr. Bedford, all the nominees for director are presently directors of the Company and have served continuously as directors since the date of their first election to the Board. The Board of Directors' nominees for the office of director are as follows:

         Timothy P. Peters, age 40, has served as a director of the Company since its inception in 1988, as President from inception through May 1996, and was elected Chief Executive Officer in December 1992 and Chairman of the Board in August 1994. In 1986, Mr. Peters founded Information Express, Co., an operator-assisted Yellow Pages company that served the Denver area, where he acted as a Vice President from 1986 to 1988. From 1979 to 1986 Mr. Peters served as Regional Manager for Penn Central Telecommunications Company.

         W. Scott Bedford, age 41, served as a director of the Company from its inception in 1988 until 1997 and has served as Chief Financial Officer and Treasurer since December 1997. Mr. Bedford served as Chief Operating Officer from December 1992 until December 1997. From 1988 to 1992, Mr. Bedford served in various positions with the Company, including Executive Vice President, Vice President of Sales and Secretary. From October 1993 until January 1997, Mr. Bedford served as Chairman of the Board of ICT.

         Michael J. Marocco, age 39, has served as a director of the Company since May 1996. Mr. Marocco is a Managing Director of Sandler Capital Management ("Sandler") and has been associated with Sandler since April 1989. Prior to that, Mr. Marocco was a vice president at Morgan Stanley & Co., Incorporated where he was involved in raising capital and merger and acquisition transactions. Mr. Marocco serves as a director of Mentus Media Corp. and numerous private companies involved in cable television, advertising and cellular telephone industries.

         James L. Greenwald, age 71, has served as a director of the Company since May 1996. Mr. Greenwald has served as chairman emeritus of Katz Media Corporation ("Katz"), a communications representative firm, since August 1995. Mr. Greenwald joined Katz in 1956 and has held various positions, including President of the radio division from 1965 through 1970, Executive Vice President from 1970 through 1975, President from 1975 through 1982 and Chairman of the Board of Directors and Chief Executive Officer from 1975 through 1994. Mr. Greenwald is a director of Granite Broadcasting Company and the Young Adult Institute, an honorary trustee of the Foundation of American Women in Radio and Television and past president of the International Radio and Television Foundation and the Station Representatives Association.

         Robert H. Alter, age 69, has served as a director of the Company since May 1997. Mr. Alter has served as the President of Alter Associates, Inc., a domestic and international television consulting firm, since its founding in 1992. Mr. Alter is currently vice-chairman and director of Cabletelevision Advertising Bureau, with which he held the position of founding president and chief executive officer from 1981 to 1991. From November 1991 through December 1992, he was a senior advisor to the Board of Star TV in Hong Kong. From 1958 through 1981, he was employed with the Radio Advertising Bureau, where his last position was that of Executive Vice President. Mr. Alter is a director of International Post, Ltd., AdCom, Inc., The Taft Institute of Government, The International Council of the National Academy of Television Arts and Science and The Young Adult Institute and Mentor.

         Robert J. Cresci, age 54, has served as a director of the Company since May 1997. Mr. Cresci has been a Managing Director of Pecks, an investment management firm, since September 1990. Mr. Cresci serves as a director of Bridgeport Machines, Inc., EIS International, Inc., Sepracor, Inc., Arcadia Financial, Ltd., Hitox, Inc., Garnet Resources Corporation, HarCor Energy, Inc., Meris Laboratories, Inc., Film Roman, Inc., Educational Medical, Inc., Castle Dental Centers, Inc., Candlewood Hotel Co., Inc., SeraCare, Inc. and several private companies.

         Barry Rubenstein, age 54, has served as a director of the Company since September 1997. In 1994, Mr. Rubenstein co-founded the 21st Century partnerships, of which he is presently a principal. In 1992, Mr. Rubenstein co-founded Applewood Associates, L.P., of which he is presently a principal. Prior to 1992, Mr. Rubenstein was a founder of or founding consultant to Applied Digital Data Systems, Inc., Novell, Inc., and Cheyenne Software, Inc.

From 1983 to 1987, Mr. Rubenstein held various positions with Cheyenne Software, Inc., including President, Chief Executive Officer, Director and Chairman of the Board. Mr. Rubenstein is a director of or advisor to Infonautics Corporation, Millwood Press and several private technology companies.

         Michael S. Willner, age 46, has served as a director of the Company since April 1998. Mr. Willner is President and Chief Executive Officer of Insight Communications, a company he co-founded in 1985. Mr. Willner presently serves on the boards of NTL Incorporated, the National Cable Television Association and C- SPAN.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires directors and officers of the Company, and persons who own more than ten percent of the Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the Common Stock. Directors, officers and more than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 1997, all Section 16(a) filing requirements applicable to its directors, officers and more than ten percent beneficial owners were in compliance.

ITEM 11.          EXECUTIVE COMPENSATION

         The Compensation Committee Report appearing below and the information presented herein under the caption "Executive Compensation -- Performance Graph" shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission (the "SEC") or subject to the SEC's proxy rules, except for the required disclosure herein, or to the liabilities of
Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act"), and such information shall not be deemed to be incorporated by reference into any filing made by the Company under the Exchange Act or under the Securities Act of 1933 (the "Securities Act").

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Compensation Committee of the Board of Directors (the "Compensation Committee") are currently Robert H. Alter and James L. Greenwald, both of whom became members of the Compensation Committee on May 21, 1997. John F. Baring was a member of the Compensation Committee from January 1, 1997 until April 28, 1997, the effective date of Mr. Baring's resignation from the Company's Board of Directors. Alan M. Flaherty was a member of the Compensation Committee until May 21, 1997.

          Mr. Baring is a principal of Hackman, Baring & Co., Incorporated, which has provided financial and investor relations consulting services to the Company. On July 13, 1995, the Company entered into an agreement with Hackman, Baring & Co., Incorporated, a stockholder of the Company owned equally by Rhodric C. Hackman and Mr. Baring, whereby Hackman, Baring & Co., Incorporated was engaged to act as advisor to the Company in connection with investor relations. In connection with this agreement, the Company agreed to pay to Hackman, Baring & Co., Incorporated a monthly retainer of $2,500. This obligation to pay a monthly retainer of $2,500 terminated in April 1997.

REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

To the Stockholders of
Source Media, Inc.:

         The Compensation Committee establishes the level of compensation of the executive officers of the Company, administers the Annual Management Incentive Plan and administers the Company's stock option plans.
The Compensation Committee held three meetings during 1997.

GENERAL

         The goal of the Company's executive compensation policy is to ensure that an appropriate relationship exists between executive pay and the creation of stockholder value, while at the same time motivating and retaining key employees. To achieve this goal, the Company's executive compensation policies integrate competitive levels of annual base compensation with bonuses based upon corporate performance and individual goals and initiatives. This annual cash compensation, together with the payment of equity-based incentive compensation, is designed to attract and retain qualified executives and to ensure that such executives have a continuing stake in the long-term success of the Company. All executive officers and managers participate in the Company's incentive compensation plans.

         In establishing executive compensation, the Compensation Committee neither bases its decisions entirely on quantitative relative weights of various factors, nor does it follow a mathematical formula. Rather, the Compensation Committee exercises discretion and makes judgments after considering all factors that it considers relevant, including industry compensation information, individual performance, level of responsibility, and the achievement of certain objective targets relating to the Company's operating and financial performance. In making its decisions about 1998 compensation, the Compensation Committee also considered a comparative study prepared for the Company by Coopers & Lybrand LLP in 1996. Coopers & Lybrand provided data extrapolated from its survey of executive compensation at approximately 27 telecommunications and 11 cable companies. Companies chosen for comparison purposes in the compensation survey did not include all the companies in the peer group indices in the performance graphs included in this Report on Form 10-K. The Compensation Committee believes that the pool of executive talent for the Company comes from a broader group of companies than those comprising the peer groups established for comparing stockholder returns. The Coopers & Lybrand data indicated that total compensation of all the executive officers, including the chief executive officer, was below the range for executives holding similar positions at other companies in the study.

CASH COMPENSATION

         Base Salary. The base salaries of executive officers of the Company are reviewed periodically by the Compensation Committee. Salaries are based generally on consideration of factors such as the Company's performance and financial condition, competitive conditions, general economic conditions and cost of living increases. The Compensation Committee's evaluation of these factors is subjective, with no particular weight being assigned to any one factor. In March 1996, the Compensation Committee adjusted base salaries for each of the executive officers on an individual basis. Effective April 1, 1996, Mr. Peters' base salary was increased to $225,000 per year, and the salaries of the Company's other executive officers were increased by an average of 60%. These compensation adjustments were made to align the cash compensation of the Company's executive officers more closely with executive officers in other companies in the Coopers & Lybrand study. Base salaries for each of the executive officers, including the chief executive officer, were not adjusted during 1997.

         Bonuses. The Compensation Committee believes that linking a substantial portion of executive officer cash compensation to Company operating and financial performance provides a meaningful incentive to such officers to enhance Company performance. Accordingly, an integral part of executive officer cash compensation is the use of cash bonuses under the Company's Annual Management Incentive Plan. The majority of the bonus payments depends on achievement of corporate and individual goals, which are established both annually and quarterly to reflect those elements of Company performance that the Compensation Committee deems of special significance in a particular period, and the competitive environment in which the Company operates. The remaining portion of the bonus may be paid at the discretion of the Compensation Committee.

STOCK OPTIONS

         The executive officers are also granted stock options under the Company's stock option plans. The timing of such grants is determined by the Compensation Committee based upon market conditions affecting the price of the Company's Common Stock and other factors. The size of the overall option pool to be awarded in any year is determined by the Compensation Committee based on such factors as Company performance and the dilutive impact of such grants. Grants to individual executive officers are based on the Compensation Committee's evaluation of their performance and their contribution to the long-term performance of the Company. The Compensation Committee's evaluation of these factors is subjective with no particular weight being assigned to any one factor. During 1997, stock options for 12,500 shares of Common Stock were granted to Mr. Peters, and stock options for an aggregate of 79,000 shares of Common Stock were granted to other executive officers. In January 1998, the Compensation Committee granted stock options for 212,500 shares of Common Stock to Mr. Peters and stock options for an aggregate of 404,000 shares of Common Stock to other executive officers. Of such grants, the vesting of stock options for 200,000 shares granted to Mr. Peters and 380,000 shares granted to other executive officers may be accelerated by attainment of certain targets for the market price of Common Stock. There are not enough shares remaining under the Company's option plans to cover all of the Company's most recent option grants. The Company intends to seek the approval of its stockholders at its next annual meeting of an amendment to the 1995 Performance Equity Plan that would, among other things, increase the number of shares authorized for issuance under such plan to an amount sufficient to allow such options. As a result, such options are, in effect, subject to stockholder approval.

                                                  COMPENSATION COMMITTEE

                                                  Robert H. Alter
                                                  James L. Greenwald

COMPARISON OF STOCK PRICE PERFORMANCE

         On June 23, 1995, Holdings merged (the "Merger") into a wholly-owned subsidiary of HBAC. HBAC was formed as a Delaware corporation in January 1993 for the purpose of acquiring a company in the communications industry. In connection with the Merger, HBAC changed its name to Source Media, Inc. Because HBAC was engaged in an activity substantially different than the activities of Source Media Inc., two stock price performance comparisons follow. In addition, in December 1995, in connection with its public offering of Common Stock, the Common Stock was included in the Nasdaq Stock Market's National Market.

Post-Merger Performance Graph

         The following graph and table compare cumulative total return of the Company's Common Stock (listed in the graph and table under the symbol "SRCM") with the cumulative total return of (i) the Total Return Index for The Nasdaq Stock Market ("Nasdaq Index") and (ii) the Total Return Index for The Nasdaq Telecommunication Stocks ("Telecom Index"). The graph and table assume $100 was invested on June 23, 1995 (the date of the Merger) in each of the Company's Common Stock, the Nasdaq Index and the Telecom Index, and the reinvestment of dividends. The stockholder return shown is not necessarily indicative of future stock performance.



                       STOCK PRICE PERFORMANCE COMPARISON

                                    [GRAPH]






                           6/23/95     6/30/95     12/31/95    6/30/96     12/31/96    6/30/97     12/31/97
------------------------------------------------------------------------------------------------------------
SRCM                        100.00      100.00       86.90       89.29       65.48       95.24       83.33
------------------------------------------------------------------------------------------------------------
TELECOM INDEX               100.00      104.25      119.30      129.42      121.95      142.33      180.19
------------------------------------------------------------------------------------------------------------
NASDAQ INDEX                100.00       99.44      112.78      127.68      138.72      155.32      170.31
------------------------------------------------------------------------------------------------------------

Pre-Merger Performance Graph

         The following graph and table compare cumulative total return of HBAC's common stock (listed in the graph and table under the symbol "HBAC") with the cumulative total return of (i) the Standard & Poor's Midcap 400 Index ("S&P Index") and (ii) an industry peer group index consisting of four publicly held Special Purpose Acquisition Corporation's (SPACsm) ("SPAC Index"). The graph and table assume $100 was invested on June 30, 1993 (the day HBAC's common stock was first traded on the OTC Bulletin Board) in each of HBAC common stock, the S&P Index and the SPAC Index, and the reinvestment of dividends, through June 23, 1995, the date of the Merger.


                       STOCK PRICE PERFORMANCE COMPARISON



                                    [GRAPH]



                    6/30/93     9/30/93     12/31/93    3/31/94      6/30/94   9/30/94     12/31/94    3/31/95     6/23/95
---------------------------------------------------------------------------------------------------------------------------
HBAC                 100.00      100.00      100.00       97.37       96.05     102.63      100.00      110.53      110.53
---------------------------------------------------------------------------------------------------------------------------
SPAC INDEX           100.00       96.20       96.80      101.80       95.60     101.80       98.20       98.40       98.00
---------------------------------------------------------------------------------------------------------------------------
S&P INDEX            100.00      104.57      106.76      102.21       97.98     104.07      100.85      110.33      118.74
---------------------------------------------------------------------------------------------------------------------------

SUMMARY COMPENSATION TABLE

         The following summary compensation table sets forth the annual compensation paid or accrued, together with the number of shares covered by options granted, to the Company's Chief Executive Officer and the four other highest paid executive officers in 1997 (the "named executive officers") for the years indicated:


                                                                          LONG TERM
                                         ANNUAL COMPENSATION (1)         COMPENSATION
                                    --------------------------------  ------------------
                                                                        COMMON STOCK       ALL OTHER
NAME AND PRINCIPAL POSITION         YEAR       SALARY        BONUS    UNDERLYING OPTIONS  COMPENSATION
---------------------------         ----      --------      --------  ------------------  -------------
Timothy P. Peters                   1997      $225,000      $132,656        12,500           --
Chairman of the Board and           1996       200,580        27,323        75,000           --
Chief Executive Officer             1995       125,000        56,121         7,554           --

John J. Reed                        1997      $210,000      $ 44,012        38,000           --
President                           1996       189,330        21,210        70,000           --
                                    1995       125,000        39,854         7,097           --

W. Scott Bedford                    1997      $210,000      $107,120        10,000           --
Chief Financial Officer             1996       189,330        23,607        70,000           --
and Treasurer                       1995       125,000        43,604         7,097           --

Daniel D. Maitland (2)              1997      $170,000      $105,002         5,000           --
Executive Vice President            1996            --            --        60,000(3)        --
                                    1995            --            --            --           --

W. Thomas Oliver (4)                1997      $250,000      $ 37,856        25,000           --
Executive Vice President            1996       140,224        12,375       225,000           --
                                    1995            --            --            --           --

Michael G. Pate                     1997      $183,333      $100,406            --           --
former Chief Financial Officer      1996       181,610        28,292       150,000           --
and Treasurer                       1995       125,000        50,007         1,331           --


-----------------------------

(1) Amounts earned in a year but deferred at the election of the Company to a subsequent year have been included in the year in which the amounts were paid. Amounts earned under the Company's Annual Management Incentive Plan in each year presented are included for the relevant year.

(2) Mr. Maitland was elected as an Executive Vice President of the Company in September 1997. Mr. Maitland agreed in November 1996 to become President of the Company's telephone division and began serving as such in January 1997. During 1996, Mr. Maitland served as a consultant to the Company, for which he was paid $88,125 in compensation.

(3) Mr. Maitland was awarded these options in November 1996 shares in connection with his acceptance of full-time employment with the Company.

(4) Mr. Oliver was elected as an Executive Vice President of the Company in September 1997. Mr. Oliver became employed by the Company in June 1996, as President of its interactive television division.


       No individual named above received perquisites or non-cash compensation during any of the years indicated exceeding the lesser of $50,000 or an amount equal to 10 percent of such person's annual salary and bonus.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

       The following table sets forth, with respect to all options granted during the Company's 1997 fiscal year to each of the Company's named executive officers: (i) the number of shares of Common Stock covered by such options, (ii) the percent that such options represent of total options granted to all Company employees during the 1997 fiscal year, (iii) the exercise price, (iv) expiration date, and (v) the potential realized value at the assumed annual rates of stock price appreciation of 5% and 10% compounded over the term of the option. To date, the Company has granted no stock appreciation rights ("SARs").

                                                                                          POTENTIAL
                                            PERCENT OF                                 REALIZED VALUE AT
                                              TOTAL                                     ASSUMED ANNUAL
                              NUMBER         OPTIONS                                    RATES OF STOCK
                             OF SHARES      GRANTED TO                                PRICE APPRECIATION
                            UNDERLYING      EMPLOYEES     EXERCISE                    FOR OPTION TERMS (2)
                              OPTIONS        IN 1997       PRICE       EXPIRATION   ------------------------
NAME                        GRANTED (1)    FISCAL YEAR   PER SHARE        DATE          5%            10%
-----------------           -----------    -----------   ---------    ------------   --------      ---------
Timothy P. Peters          12,500            3.5%        $   6.41      05/21/03      $ 98,035      $203,566
John J. Reed               10,000            2.8%        $   6.41      05/21/03      $ 78,428      $162,852
                           25,000            7.1%        $   8.25      12/15/07      $150,071      $361,131
W. Scott Bedford           10,000            2.8%        $   6.41      05/21/03      $ 78,428      $162,852
Daniel D. Maitland          5,000            1.4%        $  11.00      11/21/07      $ 16,264      $ 58,476
W. Thomas Oliver           25,000            7.1%        $   8.25      12/15/07      $150,071      $361,131
Michael G. Pate (3)          --               --              --          --            --            --


(1) All options were granted at or above fair market value on the date of grant.

(2) The assumed 5% and 10% rates of stock price appreciation are specified by the proxy rules and do not reflect expected appreciation. The amount shown represents the assumed value of the stock options (less exercise price) at the end of the ten year period beginning on the date of grant and ending on the option expiration date. For a ten-year period beginning December 31, 1997, based on the closing price on The Nasdaq Stock Market's National Market of the Common Stock of $8.75 on such date, a share of the Common Stock would have a value on December 31, 2007 of approximately $14.25 at an assumed appreciation rate of 5% and approximately $22.70 at an assumed appreciation rate of 10%.

(3)    Mr. Pate resigned effective November 21, 1997.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

       The following table sets forth for each of the named executive officers of the Company: (i) the number of shares of Common Stock acquired upon exercise of options during fiscal year 1997; (ii) the net aggregate dollar value realized upon exercise; (iii) the total number of unexercised options held at the end of fiscal year 1997; and (iv) the aggregate dollar value of in-the-money unexercised options held at the end of fiscal year 1997. To date, the Company has issued no SARs.


                                                                   NUMBER OF SHARES          VALUE OF UNEXERCISED
                                                      UNDERLYING UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS AT
                           SHARES                             DECEMBER 31, 1997                DECEMBER 31, 1997
                          ACQUIRED      VALUE       --------------------------------      ---------------------------
NAME                    ON EXERCISE    REALIZED     EXERCISABLE        UNEXERCISABLE      EXERCISABLE   UNEXERCISABLE
-----------------       -----------    --------     -----------        -------------      -----------   -------------
TIMOTHY P. PETERS           --           --          5,571                 91,499            --         $64,500
JOHN J. REED                --           --          5,114                108,999            --         $68,800
W. SCOTT BEDFORD            --           --          5,114                 83,999            --         $56,300
DANIEL D. MAITLAND          --           --         40,000                 25,000         $16,000       $ 8,000
W. THOMAS OLIVER            --           --         75,000                175,000            --         $ 1,250
MICHAEL G. PATE (1)       32,943      $53,113         --                     --              --            --

--------------------

(1) Mr. Pate resigned effective November 21, 1997.

ITEM 12.     SECURITY OWNERSHIP OF CERATIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

       The following tabulation sets forth information with respect to each person as of April 1, 1998 who was known to the Company to be the beneficial owner of more than 5% of the Common Stock. Except as noted, each person listed below is believed to have sole voting power and sole investment power with respect to such shares:



    SHARES                                             PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER             BENEFICIALLY OWNED  OF CLASS
-------------------------------------            ------------------  --------
Timothy P. Peters(1) ........................        713,198          6.12%
  5400 LBJ Freeway
  Suite 680
  Dallas, TX 75240
21st Century Communications Partners, L.P.(2)        929,290          7.60%
  767 Fifth Avenue
  New York, NY 10019.........................
Freedom Communications, Inc. (3) ............        738,094          6.31%
  17666 Fitch
  Irvine, CA 92714 ..........................
Pecks Management Partners, Ltd. (4) .........      1,250,000          9.74%
  One Rockefeller Plaza, Suite 900
  New York, NY 10020


(1) Includes 68,071 shares of Common Stock issuable upon exercise of options exercisable within 60 days.

(2) Includes 635,949 shares of Common Stock issuable upon exercise of exercisable warrants. See "Security Ownership of Management" for certain information regarding Michael J. Marocco, a director of the Company and limited partner of 21st Century Communications Partners, L.P.

(3) Includes 100,000 shares of Common Stock issuable upon exercise of exercisable warrants.

(4) Consists of shares of Common Stock issuable upon exercise of exercisable warrants. Beneficial ownership of such shares was reported in a Schedule 13G dated January 27, 1998 filed with the SEC by Pecks Management Partners, Ltd. ("Pecks"). In its Schedule 13G, Pecks reports that the shares for which it reports beneficial ownership are owned by four investment advisory clients of Pecks, which clients receive dividends and the proceeds from the sale of such shares.

SECURITY OWNERSHIP OF MANAGEMENT

     The following tabulation sets forth information with respect to the beneficial ownership of Common Stock as of April 1, 1998 (except as noted for Mr. Pate) by each director of the Company, each nominee for director of the Company, each executive officer listed in the Summary Compensation Table included elsewhere in this Report on Form 10-K and all executive officers and current directors of the Company as a group.



NAME                                     SHARES BENEFICIALLY OWNED  PERCENT OF CLASS
----                                     -------------------------  ----------------
Directors and Nominees for Director
Timothy P. Peters(1)(N) ...................        713,198               6.12%
John J. Reed(2)(N) ........................        226,095               1.95%
W. Scott Bedford(3) .......................        507,551               4.36%
James L. Greenwald(4)(N)(C) ...............          6,000               *
Michael J. Marocco(5)(N) ..................      1,398,366              11.15%
Robert H. Alter(6)(C) .....................          3,000               *
Robert J. Cresci(7)(A) ....................      1,253,000               9.76%
Barry Rubenstein (8) ......................      1,562,267              12.35%
Michael S. Willner ........................           --                 *
Executive Officers (excluding any directors
  named above)
Daniel D. Maitland(9) .....................         65,000               *
W. Thomas Oliver (10) .....................         90,000               *
Michael G. Pate(11) .......................         33,424               *
All current directors and executive
  officers as a group (12 persons) ........      4,621,817              32.47%

------------------------
(A) Member of the Audit Committee.
(C) Member of the Compensation Committee.
(N) Member of the Nominating Committee.
 *   Less than one percent

(1) Includes 68,071 shares of Common Stock issuable upon exercise of options exercisable within 60 days.

(2) Includes 30,114 shares of Common Stock issuable upon exercise of options exercisable within 60 days.

(3) Includes 40,114 shares of Common Stock issuable upon exercise of options exercisable within 60 days.

(4) Includes 6,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days.

(5) Includes (i) 9,675 shares of Common Stock issuable upon exercise of exercisable warrants and (ii) 6,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days. Through an affiliate, Mr. Marocco is a general partner of Sandler Capital Management, which through an affiliate is managing general partner of 21st Century Communications Partners, L.P., 21st Century Communications T-E Partners, L.P. and 21st Century Communications Foreign Partners, L.P. Accordingly, also includes
     (iii) 293,341 shares of Common Stock, (iv) 635,949 shares of Common Stock issuable upon exercise of exercisable warrants held by 21st Century Communications Partners, L.P., (v) 99,772 shares of Common Stock and, (vi) 216,374 shares of Common Stock issuable upon exercise of exercisable warrants held by 21st Century Communications T-E Partners, L.P., (vii) 39,527 shares of Common Stock, and (viii) 85,615 shares of Common Stock issuable upon exercise of exercisable warrants held by 21st Century Communications Foreign Partners, L.P.

(6) Includes 3,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days.

(7) Includes 1,250,000 shares of Common Stock issuable upon the exercise of exercisable warrants held by four funds for which Pecks serves as investment advisor. Mr. Cresci is a Managing Director of Pecks, but disclaims beneficial ownership in all such shares. Also includes 3,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days.

(8) Includes (i) 16,125 shares of Common Stock issuable upon exercise of exercisable warrants. Mr. Rubenstein is a general partner of Applewood Associates, L.P. and Woodland Partners, L.P. Accordingly, also includes
     (ii) 50,000 shares of Common Stock beneficially owned by Applewood Associates, L.P. and (iii) 101,875 shares of Common Stock issuable upon exercise of exercisable warrants held by Woodland Partners, L.P. as to which he disclaims beneficial ownership except to the extent of his pecuniary interest. Mr. Rubenstein is an officer and shareholder of Infomedia Associates, Ltd. which is one of the general partners of 21st Century Communications Partners, L.P., 21st Century Communications T-E Partners, L.P. and 21st Century Communications Foreign Partners, L.P. Accordingly, also includes (iv) 293,341 shares of Common Stock and (v) 635,949 shares of Common Stock issuable upon exercise of exercisable warrants held by 21st Century Communications Partners, L.P., (vi) 99,772 shares of Common Stock and (vii) 216,374 shares of Common Stock issuable upon exercise of exercisable warrants held by 21st Century Communications T-E Partners, L.P., (viii) 39,527 shares of Common Stock, and (ix) 85,615 shares of Common Stock issuable upon exercise of exercisable warrants held by 21st Century Communications Foreign Partners, L.P.

(9) Includes 65,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days.

(10) Includes 90,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days.

(11) Mr. Pate resigned effective November 21, 1997. Beneficial ownership shown for Mr. Pate is as of November 21, 1997, the most recent date for which the Company has such information.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In June 1993, John Reed, President and a director of the Company, exercised an option he had received in 1989 to purchase an aggregate of 70,546 shares of common Stock at an aggregate price of $50,000, or approximately $0.71 per share. Mr. Reed paid for the shares by delivering to the company a nonrecourse promissory note in the original principal amount of $50,000, bearing interest at a rate of 10% per annum with all principal and interest payable in May 1995. This note was cancelled and replaced by a similar note dated December 1, 1993 in the principal amount of $52,083, and the shares of Common Stock were reissued as of such date. As of May 1995, the repayment date was extended to May 31, 1997. Effective May 15, 1997, the repayment date was extended to May 31, 1999. On February 20, 1998, the note was amended to prohibit prepayment and to add certain other provisions. As of March 31, 1998, the aggregate principal and accrued interest outstanding was $73,759.

     Robert J. Cresci, a director of the Company, is a Managing Director of Pecks Management Partners Ltd., investment advisor to four of the lenders to the Company under the senior secured notes issued in April 1997. The outstanding balance of the senior secured notes, including accrued interest, held by funds managed by Pecks Management Partners Ltd. as of October 23, 1997 was $10.7 million. The Company used proceeds from its 12% Senior Secured Notes and 13 1/2% Senior PIK Preferred Stock to repay those notes.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SOURCE MEDIA, INC.



Date: April 30, 1998                 By: /s/ Timothy P. Peters
                                        --------------------------------------
                                        Chairman of the Board and Chief
                                        Executive Officer