Form 10-Q
period 1998-03-31
SOURCE MEDIA INC
filed 1998-05-15
CIK 900029

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              FOR THE QUARTER ENDED
                                 MARCH 31, 1998

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

     NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MAY 8, 1998: 11,958,528

                               SOURCE MEDIA, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998


PART I.  FINANCIAL INFORMATION

                                                                                                 Page Number
                                                                                                 -----------
     Item 1.      Consolidated Financial Statements

                  Consolidated Balance Sheets (Unaudited)
                           March 31, 1998 and December 31, 1997                                     3-4

                  Consolidated Statements of Operations (Unaudited)
                           Three months ended March 31, 1998 and 1997                                 5

                  Consolidated Statements of Cash Flows (Unaudited)
                           Three months ended March 31, 1998 and 1997                                 6

                  Notes to Consolidated Financial Statements                                       7-13

     Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                    14-18

PART II.  OTHER INFORMATION

     Item 1.      Legal Proceedings                                                                  19

     Item 2.      Changes in Securities                                                             N/A

     Item 3.      Defaults Upon Senior Securities                                                   N/A

     Item 4.      Submission of Matters to a Vote of Securities Holders                             N/A

     Item 5.      Other Information                                                                 N/A

     Item 6.      Exhibits and Reports on Form 8-K                                                20-21

PART I - FINANCIAL INFORMATION

                               SOURCE MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                    DEC. 31,           MAR. 31,
                                                                     1997               1998
                                                                 ------------       ------------
ASSETS
Current assets:
         Cash and cash equivalents                               $  8,430,941       $  6,312,485
         Short-term investments                                  $ 15,615,419       $ 13,313,772
         Restricted investments                                    11,709,921         11,872,387
         Trade accounts receivable, less allowance
            for doubtful accounts of $153,964 and $364,850
            in 1997 and 1998, respectively                          2,796,241          4,381,641
         Deferred expenses                                            990,687          1,009,357
         Prepaid expenses and other current assets                    843,005            914,770
                                                                 ------------       ------------
Total current assets                                               40,386,214         37,804,412

Property and equipment:
         Production equipment                                       5,693,939          5,764,848
         Computer equipment                                         2,652,103          2,843,731
         Other equipment                                              753,883            979,466
         Furniture and fixtures                                       523,516            604,804
                                                                 ------------       ------------
                                                                    9,623,441         10,192,849

Accumulated depreciation                                            4,193,484          4,803,285
                                                                 ------------       ------------

Net property and equipment                                          5,429,957          5,389,564

Intangible assets:
         Patents                                                   14,942,465         14,944,242
         Goodwill                                                  22,372,837         22,372,837
         Contract rights                                           24,487,000         24,487,000
                                                                 ------------       ------------
                                                                   61,802,302         61,804,079

Accumulated amortization                                           10,528,869         13,150,091
                                                                 ------------       ------------

Net intangible assets                                              51,273,433         48,653,988

Restricted investments                                             11,090,574         11,244,921
Other non-current assets                                            5,321,848          5,223,873
                                                                 ------------       ------------

Total assets                                                     $113,502,026       $108,316,758
                                                                 ============       ============

                               SOURCE MEDIA, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)

                                                                             DEC. 31,             MAR. 31,
                                                                              1997                 1998
                                                                         -------------        -------------
LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Current liabilities:
         Trade accounts payable                                          $   1,654,404        $   1,062,240
         Accrued interest                                                    2,066,667            5,066,667
         Accrued payroll                                                       150,062              169,152
         Other accrued liabilities                                           1,184,192            1,554,891
         Unearned income                                                     4,024,164            4,316,095
         Current portion of capital lease obligations                           21,349               19,364
                                                                         -------------        -------------
Total current liabilities                                                    9,100,838           12,188,409

Long-term debt                                                             100,000,000          100,000,000
Capital lease obligations, less current portion                                 20,884               17,055

Minority interests in consolidated subsidiaries                              3,839,552            3,839,552
Note receivable and accrued interest from minority
         stockholder, net of discount of $95,437 and
         $85,009 in 1997 and 1998, respectively                               (723,645)            (737,772)
                                                                         -------------        -------------
                                                                             3,115,907            3,101,780

Senior payment-in-kind (PIK) preferred stock,
            $25 liquidation preference, $.001 par value, net of
            discount
            Authorized shares - 1,000,000, Issued shares - 800,000
            and 827,000 in 1997 and 1998, respectively                      13,696,799           14,434,836

Stockholders' equity (capital deficiency):
         Common stock, $.001 par value:
            Authorized shares - 50,000,000
             Issued shares - 11,969,039 and 12,000,007 in 1997
               and 1998, respectively                                           11,969               12,000
         Less treasury stock, at cost - 410,963 shares in 1997
               and 1998                                                     (4,075,127)          (4,075,127)
         Capital in excess of par value                                     81,482,951           81,910,299
         Accumulated deficit                                               (89,729,242)         (99,194,083)
         Foreign currency translation                                          (23,760)              (4,652)
         Notes receivable and accrued interest
            from stockholders                                                  (99,193)             (73,759)
                                                                         -------------        -------------
Total stockholders' equity (capital deficiency)                            (12,432,402)         (21,425,322)
                                                                         -------------        -------------

Total liabilities and stockholders' equity (capital deficiency)          $ 113,502,026        $ 108,316,758
                                                                         =============        =============

See accompanying notes.

                               SOURCE MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDING MARCH 31,
                                                         1997                1998
                                                     ------------        ------------
Monetary revenues                                    $  2,628,855        $  5,190,907
Nonmonetary revenues                                    1,687,520             674,567
                                                     ------------        ------------
       Total revenues                                   4,316,375           5,865,474

Monetary cost of sales                                  1,351,035           2,305,235
Nonmonetary cost of sales                               1,687,520             674,567
                                                     ------------        ------------
       Total cost of sales                              3,038,555           2,979,802
                                                     ------------        ------------

Gross margin                                            1,277,820           2,885,672

Selling, general and administrative expenses            4,572,982           5,618,470
Amortization of intangible assets                         824,872           2,621,222
Research and development expenses                         778,913             753,114
                                                     ------------        ------------
       Total operating expenses                         6,176,767           8,992,806
                                                     ------------        ------------

Operating loss                                         (4,898,947)         (6,107,134)

Interest expense                                          207,527           3,240,736
Interest income                                           (52,179)           (628,345)
Other (income) expense                                     (5,994)            (20,641)
Minority interest in consolidated subsidiaries             (8,970)                 --
                                                     ------------        ------------
                                                          140,384           2,591,750
                                                     ------------        ------------

Net loss                                               (5,039,331)       ($ 8,698,884)

Preferred stock dividends                                      --             765,957

Net loss attributable to common stockholders         ($ 5,039,331)       ($ 9,464,841)
                                                     ============        ============


Net loss per common share                            ($      0.45)       ($      0.79)
                                                     ============        ============

Weighted average common shares outstanding             11,103,797          11,982,663
                                                     ============        ============

See accompanying notes.

                               SOURCE MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                            1997               1998
                                                                        -----------        -----------
OPERATING ACTIVITIES
Net loss                                                                ($5,039,331)        (8,698,884)
Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation                                                         598,244            609,801
       Amortization of intangible assets                                    824,872          2,621,222
       Deferred compensation                                                     --            233,290
       Non-cash interest expense                                            205,970            237,575
       Non-cash interest income                                                  --           (316,813)
       Provision for losses on accounts receivable                               --            210,886
       Minority interest in net earnings (losses)                            (8,970)                --
       Other, net                                                           (11,360)           (15,360)
Changes in operating assets and liabilities:
       Trade accounts receivable                                           (198,503)        (1,796,286)
       Prepaid expenses and other assets                                    288,895            (71,765)
       Deferred expenses                                                     21,316            (18,670)
       Trade accounts payable                                               742,144           (592,164)
       Accrued payroll                                                      167,183             19,090
       Other accrued liabilities                                             (4,743)         3,370,699
       Unearned income                                                     (540,181)           291,931
                                                                        -----------        -----------
Net cash used in operating activities                                    (2,954,464)        (3,915,448)

INVESTING ACTIVITIES
       Capital expenditures                                              (1,174,828)          (569,408)
       Redemption of short-term investments                                      --          2,301,647
       Capitalized acquisition costs                                             --             (1,777)
                                                                        -----------        -----------
Net cash provided by (used in)  investing activities                     (1,174,828)         1,730,462

FINANCING ACTIVITIES
       Proceeds from issuance of common stock upon exercise
            of stock options                                                     --            194,089
       Payments on capital lease obligations                                (46,525)            (5,814)
       Payment of fees and expenses associated with the financing                --           (167,520)
       Other                                                                     --             26,667
                                                                        -----------        -----------
Net cash provided by (used in)  financing activities                        (46,525)            47,422

Effect of exchange rate changes on cash and cash equivalents                (44,932)            19,108
                                                                        -----------        -----------

Net decrease in cash and cash equivalents                                (4,220,749)        (2,118,456)
Cash and cash equivalents at beginning of period                          4,302,943          8,430,941
                                                                        -----------        -----------

Cash and cash equivalents at end of period                              $    82,194        $ 6,312,485
                                                                        ===========        ===========


See accompanying notes.

                               SOURCE MEDIA, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Unless the context otherwise requires, (a) all references to the "Company" or "Source" include Source Media, Inc. and its wholly-owned subsidiaries, SMI Holdings, Inc. ("Holdings"), IT Network, Inc. ("IT Network"), Interactive Channel, Inc. ("Interactive Channel"), and Interactive Channel Technologies, Inc. ("ICT" which was formerly known as Cableshare, Inc.), and (b) all references to the Company's activities, results of operations or financial condition prior to June 23, 1995 relate to Holdings.

1.  Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management these financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows of Source Media, Inc. and its consolidated subsidiaries for the periods indicated. The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.  Net Loss Per Common Share

         For the period ended March 31, 1998, in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", net loss per common share amounts ("basic EPS") were computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. A diluted earnings per share has not been presented because the options and warrants are anti-dilutive. Net loss per share amounts for the same prior-year period do not differ from the amounts previously disclosed due to the anti-dilutive nature of the stock options and warrants.

3.  Contingencies

         On December 15, 1993, Marvin Lerch, the former Chief Executive Officer and a former shareholder of ICT and certain of his relatives, who are also former ICT shareholders, commenced a legal proceeding in Ontario, Canada in the Ontario Court (General Division) against the Company and certain executive officers of the Company and a former director of ICT on the grounds that the defendants took actions intended to depress the value of ICT to allow the Company to acquire shares of ICT at a favorable price. The plaintiffs seek, among other things, orders that certain actions by ICT's board were invalid; a declaration that ICT's board was incapable of managing its affairs due to conflicts of interest; an injunction against the Company from voting its ICT shares for three years, purchase by the defendants of the plaintiffs' ICT shares for Cdn$20 per share or exchange of the plaintiffs' ICT shares for common shares of the Company of equal value; and damages in the amount of Cdn$8 million to compensate the plaintiffs for the reduced value of their ICT shares and damages in the amount of Cdn$6 million to compensate Mr. Lerch for the loss of certain ICT stock options. ICT disputes all of the claims, and no trial date has as yet been set. The plaintiffs have amended their statement of claim to assert a claim for punitive damages in the amounts of Cdn$1 million against the Company and an aggregate of Cdn$2 million against certain officers of the Company. The statement of claim was also amended on August 12, 1997, to add ICT as a defendant. Although the ultimate outcome of this action cannot be determined at this time, management believes the claims are without merit and intends to vigorously defend its position. In addition, management believes the ultimate outcome of these actions will not have a material impact on the consolidated financial condition or results of operations of the Company.

         On January 25, 1994, Mr. Lerch also commenced a proceeding against ICT and several persons who are, or have been, officers and directors of ICT claiming wrongful termination of Mr. Lerch's employment with ICT and seeking damages in the amount of Cdn$350,000. ICT denied the claim. At the trial of this action in London, Ontario in spring 1996, judgment was rendered against ICT in the amount of Cdn$200,000. ICT's appeal of this decision was initially denied and ICT has applied for a review of this decision before a three judge panel, which granted the Company leave to appeal the decision. A decision on the Company's appeal is not expected for approximately two years.

         On May 11, 1998, ICT and SMI Holdings, Inc., both wholly-owned subsidiaries of Source, filed an action in U.S. District Court for the District of Delaware against WorldGate Communications, Inc. ("WorldGate") alleging that WorldGate has infringed four (4) of the Company's patents relating to internet access over the existing cable system infrastructure. The litigation is in the very preliminary stages. However, the Company intends to aggressively defend its patents.

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

         On October 30, 1997, the Company acquired certain of the electronic publishing assets of Brite Voice Systems, Inc. ("BRITE") for a purchase price of approximately $35.6 million. The Brite acquisition has been accounted for by the purchase method of accounting and the purchase price was allocated to equipment, contract rights and goodwill based on the estimated fair values of the assets at the date of acquisition.

         Also on October 30, 1997, the Company acquired certain of the assets of Voice News Network, Inc. ("VNN"), a subsidiary of Tribune Media Services a unit of Tribune Company, for a purchase price of $9.0 million. The VNN acquisition has been accounted for by the purchase method of accounting and the purchase price was allocated to equipment, contract rights and goodwill based on the estimated fair values of the assets at the date of acquisition.

         The following represents the unaudited pro forma results of operations as if the above acquisitions had occurred on January 1, 1997, after giving effect to certain adjustments, including interest expense, preferred stock dividends, and amortization of intangibles resulting from the allocation of the purchase price.

                                               Three Months Ended
                                                 March 31, 1997
                                              ---------------------
                                              (In thousands, except
                                                per share amount)
Total revenues                                     $ 7,927
Gross margin                                         3,079
Operating loss                                      (5,928)
Net loss attributable to common stockholders       $(9,832)
Net loss per common share                          $ (0.87)

         The pro forma results given above are not necessarily indicative of what actually would have occurred if the acquisition had been in effect during the period presented, and is not intended to be a projection of future results or trends.

5.  Long-Term Debt and Notes Payable

         On April 3, 1996, the Company issued a senior note (the "First Tranche Note") in the principal amount of $5.0 million and a warrant (the "First Tranche Warrant") which entitled the holder thereof to purchase 500,000 shares of the Company's common stock at a purchase price of $10.21 per share. On September 30, 1996 and March 31, 1997, the Company issued additional senior notes in the amounts of $326,806 and $350,090, respectively, for the payment of interest on the First Tranche Note. The First Tranche Note and the additional senior notes (collectively, the "Aggregate First Tranche Notes") were due on March 31, 2001, and bore interest at the rate of 13% per annum through March 31, 1998, and 12% thereafter. The estimated fair market value at the date of issuance of the First Tranche Warrant of $745,830 was credited to capital in excess of par value and the First Tranche Note was recorded at a corresponding discount. The discount on the First Tranche Note was being amortized to interest expense using the effective interest rate method over the stated term of the First Tranche Note, resulting in an effective interest rate of 16.2%.

         On April 9, 1997, the Company received cash proceeds of $15.0 million upon the issuance of additional senior notes (the "Second Tranche Notes") in the principal amount of $15.0 million and warrants (the "Second Tranche Warrants") which entitled the holders thereof to purchase in the aggregate 2,000,000 shares of the Company's common stock at a purchase price of $6.00 per share at any time until their expiration on March 31, 2004. The estimated fair market value of the Second Tranche Warrants of $1.7 million at the date of issuance was credited to capital in excess of par value and the Second Tranche Notes were recorded at a corresponding discount. The discount on the Second Tranche Notes was being amortized to interest expense using the effective interest rate method over the stated terms of the Second Tranche Notes resulting in an effective interest rate of 15.4%. Additionally, in connection with the issuance of the Second Tranche Notes and the Second Tranche Warrants, the Aggregate First Tranche Notes and the First Tranche Warrant were amended and restated to terms identical to those of the Second Tranche Notes and the Second Tranche Warrants, respectively. The amended Aggregate First Tranche Notes and the Second Tranche Notes were due on March 31, 2002, and bore interest at the rate of either: (i) 12% per annum through March 31, 1999, if paid in cash, or (ii) 13% per annum through March 31, 1999, if paid through the issuance of additional notes, and 12% thereafter. On September 30, 1997, the interest due on the Aggregate First Tranche Notes and the Second Tranche Notes was paid through the issuance of additional notes, with terms identical to those of the Second Tranche Notes, in the amount of approximately $1.3 million and warrants to purchase approximately 165,000 shares of common stock. The estimated fair market values of the notes and warrants issued in lieu of a cash interest payment on September 30, 1997, were approximately $1.1 million and $1.1 million, respectively, which were recorded as interest expense during 1997.

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

         On October 30, 1997, the Company issued senior secured notes ( the "Senior Secured Notes" or the "Notes") in the principal amount of $100 million, which bear interest at the rate of 12% per annum through November 1, 2004. Interest on the Notes is payable semi-annually on May 1 and November 1 of each year commencing on May 1, 1998, to holders of record at the close of business on April 15th or October 15th immediately preceding the interest payment date. The Company placed approximately $22.6 million of the net proceeds from the offering, representing funds sufficient, together with interest thereon, to pay the first four interest payments on the Notes, into an escrow account.

         In connection with the issuance of the Senior Secured Notes, the Company used $22.2 million of the proceeds received to pay off the amended Aggregate First Tranche Notes and the Second Tranche Notes, including accrued interest thereon, and the notes issued on September 30, 1997, in lieu of a cash interest payment. The early extinguishment of these notes resulted in a charge to earnings of approximately $3.5 million related to unamortized discount on the Second Tranche Notes and unamortized issuance costs which were recorded as an extraordinary item in the fourth quarter of 1997. The proceeds were also used to complete the Company's acquisitions of certain assets more fully described in Note 4 - Acquisitions.

         The Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company's subsidiaries (the "Subsidiary Guarantors"). The guarantees are senior obligations of the Subsidiary Guarantors and are secured by substantially all of the assets of the Subsidiary Guarantors. The guarantees rank pari passu in right of payment with all existing and future senior indebtedness of the Subsidiary Guarantors and rank senior in right of payment to all existing and future subordinated obligations of the Subsidiary Guarantors. The guarantees may be released upon the occurrence of certain events. The guarantee executed by IT Network contains a covenant that restricts payments of dividends on its capital stock to an amount sufficient to cover debt service on the Notes, redemptions or repurchases of the Notes or the Preferred Stock, dividends on the Preferred Stock, and corporate overhead. The assets of the Subsidiary Guarantors are not restricted as to the redemption of the Notes or Preferred Stock or payment of the interest or dividends thereon. The assets of the parent, Source Media, Inc., consist solely of investments in its subsidiaries and invested proceeds from the Senior Secured Notes and the Preferred Stock and related warrants. Financial statements for the Subsidiary Guarantors and Source are not presented because management has determined that they would not be material to investors.

         Except as described below, the Company may not redeem the Notes prior to November 1, 2001. On or after such date, the Company may redeem the Notes, in whole or in part, at any time, at various redemption prices set forth in the indenture governing the sale of the Notes, together with accrued and unpaid interest, if any, to the date of redemption. In addition, at any time and from time to time on or prior to November 1, 2000, the Company may, subject to certain requirements, redeem up to 35% of the aggregate principal amount of the Notes with the cash proceeds of one or more equity offerings at a redemption price equal to 112% of the principal amount to be redeemed, together with accrued and unpaid interest, if any, to the date of redemption, provided, that, at least $65 million of the aggregate principal amount of the Notes remain outstanding immediately after each such redemption. The Notes are not subject to any sinking fund requirement. Upon the occurrence of a change in control, the Company will be required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of the repurchase. The indenture contains certain covenants including, but not limited to, limitations on indebtedness, restricted payments, liens, restrictions on distributions from restricted subsidiaries, sales of assets and subsidiary stock, affiliate transactions, issuances of capital stock of restricted subsidiaries and sale/leaseback transactions.

6.  Senior PIK Preferred Stock

         On October 30, 1997, the Company received cash proceeds of $20.0 million upon the issued 800 units (the "Units"), for aggregate purchase price of $20.0 million. Each Unit consisting of 1,000 shares of non-voting Senior PIK Preferred Stock (the "Preferred Stock") with a liquidation preference of $25.00 per share and 558.75 warrants (the "October 1997 Warrants") to purchase one share of the Company's common stock at a purchase price of $0.01 per share. In the aggregate, the October 1997 Warrants represent the right to purchase 447,000 shares of common stock. The Units were sold in connection with the Company's acquisitions of certain of the assets more fully described in Note 4 - Acquisitions.

         Dividends on the Preferred Stock are payable quarterly on each February 1, May 1, August 1 and November 1 at an annual rate of 13 1/2% of the liquidation preference per share. Dividends may be paid, at the Company's option, on any dividend payment date occurring on or prior to November 1, 2002, either in cash or by the issuance of additional shares of Preferred Stock with a liquidation preference equal to the amount of such dividends; thereafter, dividends will be paid in cash. The indenture governing the sale of the Senior Secured Notes limits the amount of cash dividends that may be paid on the Preferred Stock. At any time and from time to time on or prior to November 1, 2000, the Company may, subject to certain requirements, redeem up to 35% of the aggregate liquidation value of the Preferred Stock with the cash proceeds of one or more equity offerings at a redemption price equal to the liquidation preference thereof, plus accumulated dividends, on the date of redemption. After November 1, 2000, and prior to November 1, 2002, the Preferred Stock is not redeemable. On or after November 1, 2002, the Company may redeem the Preferred Stock, in whole or in part, at any time, at various redemption prices, plus accumulated and unpaid dividends, to the date of redemption. Upon the occurrence of a change in control, the Company will be required to make an offer to purchase the outstanding shares of the Preferred Stock at a price equal to 101% of the liquidation preference thereof, plus accumulated and unpaid dividends, to the date of purchase. The Preferred Stock will be subject to mandatory redemption in whole on November 1, 2007, at a price equal to 100% of the then effective liquidation preference thereof, plus, without duplication, all accrued and unpaid dividends to the date of redemption. The certificate of designation contains certain covenants including, but not limited to, limitations on indebtedness, restricted payments, affiliate transactions, issuances of capital stock of restricted subsidiaries and sale/leaseback transactions.

         The Preferred Stock ranks senior to all classes of common stock and to each other class of capital stock or series of preferred stock with respect to dividend rights and rights on liquidation, winding-up and dissolution of the Company. The Preferred Stock is non-voting except in certain circumstances. The Company may not authorize any new class of preferred stock that ranks senior or pari passu to the Preferred Stock without the approval of the holders of at least a majority of the shares of Preferred Stock then outstanding, voting or consenting, as the case may be, as one class, provided, however, that the Company can issue additional shares of Preferred Stock to satisfy dividend payments on outstanding shares of Preferred Stock; and provided further, however, that the Company can issue shares of preferred stock ranking pari passu with the Preferred Stock if after giving effect thereto, the Consolidated Coverage Ratio, as defined in the certificate of designations, is greater than
1.7 to 1.0.

         The estimated fair market value of the October 1997 Warrants, which was estimated to be approximately $5.5 million was credited to capital in excess of par value and the Preferred Stock was recorded at a corresponding discount. The Preferred Stock was recorded net of $1.2 million of issuance costs and the discount on the Preferred Stock and are being accreted as additional Preferred Stock dividends using the effective interest rate method over a ten year period, resulting in an effective dividend rate of 19.3%.

         On February 1, 1998, the quarterly dividend due on the Preferred Stock was paid through the issuance of additional Preferred Stock having a liquidation preference of $675,000, with terms identical to those of the Preferred Stock. The estimated fair market value of the stock issued in lieu of a cash interest payment on February 1, 1998, was approximately $488,000, which was recorded as a preferred stock dividend during the first quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, all references to the "Company" or "Source" include Source Media, Inc. and its wholly-owned subsidiaries, SMI Holdings, Inc. ("Holdings"), IT Network, Inc ("IT Network"), Interactive Channel, Inc. ("Interactive Channel"), and Interactive Channel Technologies, Inc. ("ICT" which was formerly known as Cableshare, Inc.).

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

GENERAL

         Source provides on-demand information, services and programming through the telephone and can provide such information services and programming through cable television over the Company's proprietary digital operating systems through its two operating subsidiaries, IT Network and Interactive Channel. IT Network's products and services are available through Yellow Pages to over 100 million households, offices and hotel rooms in North America and the Caribbean and through inserts in daily newspapers with an aggregate circulation of over 24 million. Interactive Channel can provide on-demand information and services and Internet access to the cable television industry over existing cable infrastructure and telephone lines, with the addition of an advanced analog or digital set-top box.

         IT Network provides voice information services through telephone directories and newspapers and also provides related support services to certain Yellow Pages directory and newspaper publishers participating with the Company in offering voice information services

("Publisher Partners"). The Company sells advertising and provides related support services to advertising clients who pay to sponsor and deliver a promotional message before and after the delivery of the voice information. The Company provides voice information services to eight of the ten largest Yellow Pages directory publishers in the country.

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

         The Company receives monetary revenues through advertising sponsorships in the Network Guide (a multi-page insert bound in front of Yellow Page Directories), which are recorded as unearned income when billed and recognized on a straight-line basis as earned over the terms of the respective contracts (which are typically from three to 12 months). The Company also has earned monetary revenues from sales of voice information services to certain Publisher Partners. The Company is earning a significant percentage of its monetary revenues by acting as a sales agent for advertising in directories published by Publisher Partners and providing voice information services in those directories.

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

         On October 30, 1997, the Company purchased certain of the electronic publishing assets of Brite for $35.6 million and certain of the assets of VNN, a unit of Tribune Company, for $9.0 million. As a result, revenue, cost of sales, operating costs, depreciation and amortization have increased significantly.

         On April 24, 1998, The Company announced that its Board of Directors adopted a Shareholder Rights Plan and declared a dividend distribution of one Common Share Purchase Right on each outstanding share of the Company's Common Stock. The dividend distribution was made on May 7, 1998, payable to shareholders of record on that date. Under the Rights Plan, each shareholder will be entitled to buy one share of the Company's Common Stock at an exercise price of $65.00. The Rights will become exercisable following the tenth day after a person or group announces acquisition of 15% or more of the Company's Common Stock or the tenth business day after a person or group announces commencement of a tender offer which would result in such an acquisition. Subject to certain restrictions, the Company will be entitled to redeem the Rights at $0.001 per Right at any time before they become exercisable. The rights will expire on May 7, 2008. Generally, if a person or group acquires 15% or more of the Company's Common Stock, the Rights will entitle shareholders (other than the acquiror) to purchase shares of Common Stock of the Company (or, in certain circumstances, cash, other property or other securities) at half price. In addition, if, after the acquisition by a person or group of 15% or more of the Company's Common Stock, Source Media sells more than 50% of its assets or earning power or is acquired in a merger or other business combination transaction, the acquiror must assume the obligations under the Rights and the Rights will become exercisable to acquire Common Stock of the acquiror at the discounted price.

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

         Monetary revenues increased 97% from $2.6 million to $5.2 million primarily due to the acquisitions of Brite and VNN, which provided additional service revenue of approximately $2.5 million. The Company's pre-acquisition advertising sales business grew approximately 20% which was partially offset by declines in service revenue associated with a Publishing Partner's withdrawal of Consumer Tips in select markets.

         Monetary costs of sales increased from $1.4 million to $2.3 million with the doubling of revenue. With the cable industry accelerating its deployment plans for digital set-tops, the Company has focused its resources on digital products and has scaled back its analog projects which has helped to improve monetary gross margins from 49% to 56%.

         Nonmonetary revenue and costs of sales was reduced by nearly 60% from $1.7 million to $.7 million as the Company continues to reduce its volume of barter contracts. Nonmonetary revenue now reflects only 12% of total revenue compared with approximately 40% of total revenue in the prior period.

         The net result of this activity is that the Company's total revenue increased 36% (from $4.3 million to $5.9 million) while total gross margin increased 126% (from $1.3 million to $2.9 million).

         Selling, general and administrative expenses increased 23% from $4.6 million to $5.6 million. This net increase resulted from (i) an increase of $1.8 million through increased sales, marketing, and administrative expenses incurred by IT Network to support new services and advertising contracts acquired from Brite and VNN as well as new Local Source markets, (ii) a $0.3 million increase in legal and other expenses associated with consolidating Brite's Wichita facility and (iii) decreases of certain programming, personnel salaries, subscriber acquisition, travel and other Cable SuperSites expenses totaling $1.3 million. Additionally, due to the increase in the Company's stock price since January 2, 1998, the portion of the employee stock options granted on such date, which are subject to shareholder approval at the annual meeting, are accounted for as a variable option plan resulting in non-cash compensation expense which is recognized over the vesting period. Non-cash compensation expense was $0.2 million for the period ended March 31, 1998.

         Amortization of intangible assets increased $1.8 million from $0.8 million to $2.6 million. This increase is related to the amortization of certain contract rights and goodwill as a result of the Brite and VNN acquisitions.

         Research and development expenses remained constant at $0.8 million for the quarter ended March 31, 1998 and 1997. These expenses are due primarily to activities associated with interactive television technology development.

         Interest expense, interest income. Interest expense increased from $0.2 million to $3.2 million. This increase is due to a higher debt balance associated with a $100 million debt financing completed by the Company in October 1997 and described in detail in the Footnotes to the Financial Statements. Interest income increased $0.6 million due to interest earned on the proceeds from the debt and preferred stock offerings.

         Preferred stock dividends. PIK preferred stock dividends of $0.8 million for the quarter ended March 31, 1998, was related to a $20 million PIK preferred stock financing completed by the Company in October 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has experienced substantial operating losses and net losses as a result of its efforts to (i) develop, deploy and support IT Network, (ii) acquire a controlling interest in ICT, and (iii) develop, conduct trials and commercially launch Cable SuperSites. As of March 31, 1998, the Company had an accumulated deficit of approximately $99.2 million and had used cumulative net cash in operations of $56.5 million. The difference at March 31, 1998, between the accumulated deficit and cumulative net cash used in operations since inception was attributable primarily to nonmonetary charges related to financing incentives and extinguishment of debt, write-down of analog set-top boxes and intangible assets, depreciation and amortization and other non-cash expenses. As a result of the October 1997 Brite and VNN Acquisitions, the Company has experienced growth in its revenues, gross margins, and operating expenses. The Company will continue to incur operating losses in 1998, although it expects that cash used in operations will decline as a result of the October 1997 Acquisitions discussed below.

         Since its inception, the Company has financed its operations primarily through an aggregate $156.6 million raised from various financing activities, including the incurrence of debt and issuance of the Company's common stock and preferred stock. In October 1997, the Company issued $100.0 million of its Senior Secured Notes and $20.0 million of its Senior PIK Preferred Stock. The interest escrow account created pursuant to the Indenture will be used to fund the first four interest payments on the Senior Secured Notes. The Company's primary source of liquidity is its cash, cash equivalents and short-term investments, which totaled $19.6 million at March 31, 1998.

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

NET OPERATING LOSS CARRYFORWARDS

         At December 31, 1997, Holdings had net operating loss carryforwards of approximately $60.9 million for U.S. Federal income tax purposes, which begin to expire in 2003. The Internal Revenue Code of 1986, as amended, imposes limitations on the use of net operating loss carryforwards if certain stock ownership changes occur. Consequently, the Company's utilization of pre-1996 net operating losses is limited to approximately $9.0 million in a given year.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     Lerch. On December 15, 1993, Marvin Lerch, the former Chief Executive Officer and a former shareholder of ICT and certain of his relatives, who were also former ICT shareholders, commenced a legal proceeding in Ontario, Canada in the Ontario Court (General Division) against the Company and certain executive officers of the Company and a former director of ICT on the grounds that the defendants took actions intended to depress the value of ICT to allow the Company to acquire shares of ICT at a favorable price. The plaintiffs seek, among other things, orders that certain actions by ICT's board were invalid; a declaration that ICT's board was incapable of managing its affairs due to conflicts of interest; an injunction against the Company voting its ICT shares for three years; purchase by the defendants of the plaintiffs' ICT shares for Cdn$20 per share or exchange of the plaintiffs' ICT shares for common shares of the Company of equal value; and damages in the amount of Cdn$8 million to compensate the plaintiffs for the reduced value of their ICT shares and damages in the amount of Cdn$6 million to compensate Mr. Lerch for the loss of certain ICT stock options. ICT disputes all of the claims, and no trial date has as yet been set. The plaintiffs have amended their statement of claim to assert a claim for punitive damages in the amounts of Cdn$1 million against the Company and an aggregate of Cdn$2 million against certain officers of the Company. The statement of claim was also amended on August 12, 1997, to add ICT as a defendant. Although the ultimate outcome of this action cannot be determined at this time, management believes the claims are without merit and intends to vigorously defend its position. In addition, management believes the ultimate outcome of these actions will not have a material impact on the consolidated financial condition or results of operations of the Company.

         On January 25, 1994, Mr. Lerch also commenced a proceeding against ICT and several persons who are, or have been, officers and directors of ICT claiming wrongful termination of Mr. Lerch's employment with ICT and seeking damages in the amount of Cdn$350,000. ICT denied the claim. At the trial of this action in London, Ontario in spring 1996, judgment was rendered against ICT in the amount of Cdn$200,000. ICT's appeal of this decision was initially denied and ICT has applied for a review of this decision before a three judge panel, which granted the Company leave to appeal the decision. A decision on the Company's appeal is not expected for approximately two years.

         On May 11, 1998, ICT and SMI Holdings, Inc., both wholly-owned subsidiaries of Source, filed an action in U.S. District Court for the District of Delaware against WorldGate Communications, Inc. ("WorldGate") alleging that WorldGate has infringed four (4) of the Company's patents relating to internet access over the existing cable system infrastructure. The litigation is in the very preliminary stages. However, the Company intends to aggressively defend its patents.

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

Item 3 - Defaults Upon Senior Securities - not applicable

Item 4 - Submission of Matters to a Vote of Security Holders - not applicable

Item 5 - Other information - not applicable

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

         4.1 Rights Agreement dated as of April 24, 1998 between Source Media, Inc. and ChaseMellon Shareholder Services, L.L.C., including the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A and B, respectively (filed as Exhibit 1 to the Registrant's Form 8-A filed on May 4, 1998 and incorporated herein by reference).

(b) Reports on Form 8-K during the three months ended March 31, 1998 - not applicable

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SOURCE MEDIA, INC.
                                             (Registrant)

Date:  May 15, 1998                          By: /s/ W. SCOTT BEDFORD
                                                --------------------------------
                                               W. Scott Bedford
                                               Chief Financial Officer and
                                               Treasurer
                                               (Principal Financial Officer and
                                               Duly Authorized Officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.                        ITEM
-----------                        ----
   27                    FINANCIAL DATA SCHEDULE