Form 10-Q
period 1998-06-30
SOURCE MEDIA INC
filed 1998-08-14
CIK 900029

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              FOR THE QUARTER ENDED
                                  JUNE 30, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM         TO
                                               -------    -------

                         COMMISSION FILE NUMBER 0-21894

                               SOURCE MEDIA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       DELAWARE                                          13-3700438
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
                                             YES  X       NO
                                                 ---         ---

  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT AUGUST 11, 1998: 12,601,847
                                                  ---------        ----------

                               SOURCE MEDIA, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998


PART I.  FINANCIAL INFORMATION
                                                                            Page Number
     Item 1.      Consolidated Financial Statements                         -----------

                  Consolidated Balance Sheets (Unaudited)
                           June 30, 1998 and December 31, 1997                  3-4

                  Consolidated Statements of Operations (Unaudited)
                           Three months ended June 30, 1998 and 1997              5

                  Consolidated Statements of Cash Flows (Unaudited)
                           Three months ended June 30, 1998 and 1997              6

                  Notes to Consolidated Financial Statements                   7-13

     Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                 14-20

PART II.  OTHER INFORMATION

     Item 1.      Legal Proceedings                                            21-22

     Item 2.      Changes in Securities                                          N/A

     Item 3.      Defaults Upon Senior Securities                                N/A

     Item 4.      Submission of Matters to a Vote of Securities Holders          N/A

     Item 5.      Other Information                                              N/A

     Item 6.      Exhibits and Reports on Form 8-K                             22-23

PART I - FINANCIAL INFORMATION

                               SOURCE MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                      DEC. 31,          JUNE 30,
                                                                       1997               1998
                                                                   ------------        -----------
ASSETS
Current assets:
          Cash and cash equivalents                                $  8,430,941        $14,250,694
          Short-term investments                                     15,615,419          2,322,243
          Restricted investments                                     11,709,921         11,663,902
          Trade accounts receivable, less allowance
             for doubtful accounts of $153,694 and $348,364
             in 1997 and 1998, respectively                           2,796,241          4,704,882
          Deferred expenses                                             990,687            937,179
          Prepaid expenses and other current assets                     843,005            924,482
                                                                   ------------        -----------
 Total current assets                                                40,386,214         34,803,382

 Property and equipment:
          Production equipment                                        5,693,939          5,783,840
          Computer equipment                                          2,652,103          3,085,016
          Other equipment                                               753,883          1,035,732
          Furniture and fixtures                                        523,516            631,807
                                                                   ------------        -----------
                                                                      9,623,441         10,536,395

 Accumulated depreciation                                             4,193,484          5,445,432
                                                                   ------------        -----------

 Net property and equipment                                           5,429,957          5,090,963

 Intangible assets:
          Patents                                                    14,942,465         14,944,242
          Goodwill                                                   22,372,837          6,698,137
          Contract rights                                            24,487,000         11,933,377
                                                                   ------------        -----------
                                                                     61,802,302         33,575,756

 Accumulated amortization                                            10,528,869         12,083,702
                                                                   ------------        -----------

 Net intangible assets                                               51,273,433         21,492,054

 Restricted investments                                              11,090,574          5,649,134
 Other non-current assets                                             5,321,848          5,058,659
                                                                   ------------        -----------

 Total assets                                                      $113,502,026        $72,094,192
                                                                   ============        ===========

                               SOURCE MEDIA, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)

                                                                                      DEC. 31,              JUNE 30,
                                                                                        1997                  1998
                                                                                    -------------         -------------
LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Current liabilities:
          Trade accounts payable                                                    $   1,654,404         $   1,191,705
          Accrued interest                                                              2,066,667             2,000,000
          Accrued payroll                                                                 150,062               279,618
          Other accrued liabilities                                                     1,205,541             1,599,539
          Unearned income                                                               4,024,164             3,842,172
                                                                                    -------------         -------------
 Total current liabilities                                                              9,100,838             8,913,034

 Long-term debt                                                                       100,000,000           100,000,000
 Capital lease obligations, less current portion                                           20,884                15,508

 Minority interests in consolidated subsidiaries                                        3,839,552             3,839,552
 Note receivable and accrued interest from minority
          stockholder, net of discount of $95,437 and
          $74,580 in 1997 and 1998, respectively                                         (723,645)             (751,940)
                                                                                    -------------         -------------
                                                                                        3,115,907             3,087,612

 Senior redeemable payment-in-kind (PIK) preferred stock,
             $25 liquidation preference, $.001 par value, net of
             discount
             Authorized shares - 1,000,000, Issued shares - 800,000
             and 854,911 in 1997 and 1998, respectively                                13,696,799            15,248,904

 Stockholders' equity (capital deficiency):
          Common stock, $.001 par value:
             Authorized shares - 50,000,000
             Issued shares - 11,969,039 and 12,058,626 in 1997
                and 1998, respectively                                                     11,969                12,059
          Less treasury stock, at cost - 410,963 and 374,980 in 1997
                and 1998, respectively                                                 (4,075,127)           (3,705,676)
          Capital in excess of par value                                               81,482,951            82,263,342
          Accumulated deficit                                                         (89,729,242)         (133,664,842)
          Foreign currency translation                                                    (23,760)                 (743)
          Notes receivable and accrued interest
             from stockholders                                                            (99,193)              (75,006)
                                                                                    -------------         -------------
 Total stockholders' equity (capital deficiency)                                      (12,432,402)          (55,170,866)
                                                                                    -------------         -------------

 Total liabilities and stockholders' equity (capital deficiency)                    $ 113,502,026         $  72,094,192
                                                                                    =============         =============

See accompanying notes.

                               SOURCE MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                                 1997                1998                1997              1998
                                                             ------------        ------------        ------------       -----------

  Monetary revenues                                          $  2,707,153        $  5,800,535        $  5,336,008        10,991,442
  Nonmonetary revenues                                          1,723,237        $    438,434           3,410,757         1,113,001
                                                             ------------         -----------        ------------       -----------
       Total revenues                                           4,430,390        $  6,238,969           8,746,765        12,104,443

  Monetary cost of sales                                        1,550,775        $  2,998,726           2,901,810         5,303,961
  Nonmonetary cost of sales                                     1,723,237        $    438,434           3,410,757         1,113,001
                                                             ------------         -----------        ------------       -----------
       Total cost of sales                                      3,274,012        $  3,437,160           6,312,567         6,416,962
                                                             ------------         -----------        ------------       -----------

  Gross profit                                                  1,156,378        $  2,801,809           2,434,198         5,687,481

  Selling, general and administrative expenses                  4,501,510        $  5,965,259           9,074,492        11,583,729
  Impairment of intangibles assets                                   --          $ 25,935,715                --          25,935,715
  Amortization of intangible assets                             1,018,740        $  1,226,219           1,843,612         3,847,441
  Research and development expenses                             1,065,554        $    694,883           1,844,467         1,447,997
                                                             ------------         -----------        ------------       -----------
                                                                6,585,804        $ 33,822,076          12,762,571        42,814,882
                                                             ------------         -----------        ------------       -----------

  Operating loss                                               (5,429,426)        (31,020,267)        (10,328,373)      (37,127,401)

  Interest expense                                                772,848           3,168,618             980,375         6,409,354
  Interest income                                                (103,070)           (512,915)           (155,249)       (1,141,260)
  Other (income) expense                                          (43,650)            (19,279)            (49,644)          (39,920)
  Minority interest in losses of consolidated subsidiaries              0                   0              (8,970)
                                                             ------------         -----------        ------------       -----------
                                                                  626,128           2,636,424             766,512         5,228,174
                                                             ------------         -----------        ------------       -----------

  Net loss                                                   $ (6,055,554)        (33,656,691)       $(11,094,885)      (42,355,575)
                                                             ============         ===========        ============       ===========

  Preferred stock dividends                                                           814,068                             1,580,025

  Net Loss attributable to common stockholders                 (6,055,554)        (34,470,759)        (11,094,885)      (43,935,600)
                                                             ============         ===========        ============       ===========

  Basic and diluted net loss per common share                $      (0.53)       $      (2.97)       $      (0.99)      $     (3.79)
                                                             ============         ===========        ============       ===========

  Weighted average common shares outstanding                   11,336,092          11,604,030          11,220,586        11,587,954
                                                             ============         ===========        ============       ===========

See accompanying notes.

                               SOURCE MEDIA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED


                                                                             SIX MONTHS ENDED JUNE 30,
                                                                             1997                 1998
                                                                         ------------        ------------

OPERATING ACTIVITIES
Net loss                                                                 $(11,094,885)        (42,355,575)
 Adjustments to reconcile net loss to net cash used in
        operating activities:
        Impairment of intangible assets                                          --            25,935,715
        Depreciation                                                        1,038,309           1,251,948
        Amortization of intangible assets                                   1,843,612           3,847,441
        Deferred compensation                                                    --               670,330
        Non-cash interest expense                                             966,227             402,789
        Non-cash interest income                                                 --              (579,208)
        Provision for losses on accounts receivable                              --              (194,670)
        Write-off of debt issue costs                                         315,068                --
        Warrants issued for services provided                                 279,571                --
        Minority interest in net earnings (losses)                             (8,970)               --
        Other, net                                                            (22,775)            (30,775)
 Changes in operating assets and liabilities:
        Trade accounts receivable                                            (349,464)         (1,713,971)
        Prepaid expenses and other assets                                     364,456             (81,477)
        Deferred expenses                                                     (70,815)             53,508
        Trade accounts payable and accrued liabilities                         55,419                 683
        Unearned income                                                      (798,202)           (181,992)
                                                                         ------------        ------------
 Net cash used in operating activities                                     (7,482,449)        (12,975,254)

 INVESTING ACTIVITIES
        Capital expenditures                                               (1,452,188)           (912,954)
        Acquisition of equipment and contract rights                         (600,000)               --
        Redemption of short-term investments                                     --            19,359,843
                                                                         ------------        ------------
 Net cash provided by (used in)  investing activities                      (2,052,188)         18,446,889

 FINANCING ACTIVITIES
        Proceeds from issuance of long-term debt                           13,922,625                --
        Proceeds from issuance of common stock upon exercise
             of stock options                                                 121,523             479,602
        Payments on capital lease obligations                                 (74,682)               --
        Payment of fees and expenses associated with the financing               --              (167,520)
        Other                                                                 (67,237)             13,019
                                                                         ------------        ------------
 Net cash provided by financing activities                                 13,902,229             325,101

 Effect of exchange rate changes on cash and cash equivalents                 (44,007)             23,017
                                                                         ------------        ------------

 Net decrease in cash and cash equivalents                                  4,323,585           5,819,753
 Cash and cash equivalents at beginning of period                           4,302,943           8,430,941
                                                                         ------------        ------------

 Cash and cash equivalents at end of period                              $  8,626,528        $ 14,250,694
                                                                         ============        ============


See accompanying notes.

                               SOURCE MEDIA, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Unless the context otherwise requires, (a) all references to the "Company" or "Source" include Source Media, Inc. and its wholly-owned subsidiaries, SMI Holdings, Inc. ("Holdings"), IT Network, Inc. ("IT Network"), Interactive Channel, Inc. ("Interactive Channel"), and Interactive Channel Technologies, Inc., marketed under the name of VirtualModem ("ICT" which was formerly known as Cableshare, Inc.), and (b) all references to the Company's activities, results of operations or financial condition prior to June 23, 1995 relate to Holdings.

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

2.  Net Loss Per Common Share

         For the three and six month periods ended June 30, 1998, in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", net loss per common share amounts ("basic EPS") were computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. A diluted earnings per share has not been presented because the options and warrants are anti-dilutive. Net loss per share amounts for the same prior-year period do not differ from the amounts previously disclosed due to the anti-dilutive nature of the stock options and warrants.

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

         On January 25, 1994, Mr. Lerch also commenced a proceeding against ICT and several persons who are, or have been, officers and directors of ICT claiming wrongful termination of Mr. Lerch's employment with ICT and seeking damages in the amount of Cdn$350,000. ICT denied the claim. At the trial of this action in London, Ontario in spring 1996, judgment was rendered against ICT in the amount of Cdn$200,000. ICT's appeal of this decision was initially denied and ICT has applied for a review of this decision before a three judge panel, which granted the Company leave to appeal the decision. A hearing on the Company's appeal is scheduled for October 7, 1998, and the Court's decision may not be issued for at least six months.

         On May 11, 1998, ICT and SMI Holdings, Inc., both wholly-owned subsidiaries of Source, filed an action in U.S. District Court for the District of Delaware against WorldGate Communications, Inc. ("WorldGate") alleging that WorldGate has infringed four of the Company's patents. The litigation is in the very preliminary stages. However, the Company intends to aggressively defend its patents.

         The Company has instituted and is involved in certain litigation in federal and state courts related to copyright infringement, tortious interference and violations of non-compete agreements signed by former employees of IT Network, Inc. In addition, the Company is aware of certain claims against the Company and ICT that have not developed into litigation, or if they have, are dormant. Further, the Company and ICT are parties to ordinary routine litigation incidental to their business, none of which is expected to have a material adverse effect on the Company's results of operations or financial condition.

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

         On October 30, 1997, the Company acquired certain of the electronic publishing assets of Brite Voice Systems, Inc. ("Brite") for a purchase price of approximately $35.6 million. The Brite acquisition has been accounted for by the purchase method of accounting and the purchase price was allocated to equipment, contract rights and goodwill based on the estimated fair values of the assets at the date of acquisition. See Note 5 related to subsequent impairment of the assets acquired.

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


                                            Six Months Ended
                                             June 30, 1997
                                             -------------
                                        (In thousands, except
                                          per share amount)
 Total revenues                                     $ 16,464
 Gross margin                                          6,225
 Operating loss                                      (10,995)
 Net loss attributable to common stockholders       $(18,458)
 Net loss per common share                          $  (1.63)

         The pro forma results given above are not necessarily indicative of what actually would have occurred if the acquisition had been in effect during the period presented, and is not intended to be a projection of future results or trends.

5.    Impairment

         The carrying value of intangible assets is reviewed for impairment whenever events or changes in circumstances indicate that there may be impairment. If the review indicates that any of the intangibles will not be recoverable, as determined by an analysis of undiscounted cash flows, the intangible asset will be reduced to its estimated recoverable value. Subsequent to the Brite acquisition, the Company learned that former Brite and IT Network employees had formed a third company to service many of these former Brite clients. The Company has reviewed the valuation of the acquired assets recorded at the time of the acquisition, and has found these assets to have been impaired. As a result of financial analysis of the expected discounted future cash flows of the remaining customer base, the Company has recorded a $25.9 million ($2.24 per share) non-cash write-down of the Brite contract rights, non-compete agreement and goodwill.

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

         On October 30, 1997, the Company issued senior secured notes (the "Senior Secured Notes" or the "Notes") in the principal amount of $100 million, which bear interest at the rate of 12% per annum through November 1, 2004. Interest on the Notes is payable semi-annually on May 1 and November 1 of each year commencing on May 1, 1998, to holders of record at the close of business on April 15th or October 15th immediately preceding the interest payment date. The Company placed approximately $22.6 million of the net proceeds from the offering, representing funds sufficient, together with interest thereon, to pay the first four interest payments on the Notes, into an escrow account.

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

7.  Senior PIK Preferred Stock

         On October 30, 1997, the Company received cash proceeds of $20.0 million upon the issuance of 800 units (the "Units"). Each Unit consisting of 1,000 shares of non-voting Senior PIK Preferred Stock (the "Preferred Stock") with a liquidation preference of $25.00 per share and 558.75 warrants (the "October 1997 Warrants") to purchase one share of the Company's common stock at a purchase price of $0.01 per share. In the aggregate, the October 1997 Warrants represent the right to purchase 447,000 shares of common stock. The Units were sold in connection with the Company's acquisitions of certain of the assets more fully described in Note 4 - Acquisitions.

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

         The estimated fair market value of the October 1997 Warrants, which was estimated to be approximately $5.5 million was credited to capital in excess of par value and the Preferred Stock was recorded at a corresponding discount. The Preferred Stock was recorded net of $1.2 million of issuance costs and the discount on the Preferred Stock which are being accreted as additional Preferred Stock dividends using the effective interest rate method over a ten year period, resulting in an effective dividend rate of 19.3%.

         On February 1, and May 1, 1998, the quarterly dividends due on the Preferred Stock were paid through the issuance of additional Preferred Stock having a liquidation preference of $675,000 and $698,000 respectively, with terms identical to those of the Preferred Stock. The estimated fair market value of the stock issued in lieu of a cash interest payment on February 1, and May 1, 1998, was approximately $488,000 and $698,000, which were recorded as preferred stock dividends.

8.    Stock Compensation

         On January 2, 1998, the Company granted stock options to employees. The options fully vest on January 2, 2004. If certain target stock prices are met, the vesting accelerates. As a portion of the underlying shares for these options had not been authorized by the shareholders at the date of grant, the portion of unauthorized options were treated as a variable compensation plan through July 28, 1998, when the shareholders authorized the shares. As a result of this accounting treatment, the Company has recognized non-cash expense in selling, general, and administrative expenses of $437,000 and $670,000 for the three and six month periods ended June 30, 1998, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, all references to the "Company" or "Source" include Source Media, Inc. and its wholly-owned subsidiaries, SMI Holdings, Inc. ("Holdings"), IT Network, Inc. ("IT Network"), Interactive Channel, Inc. ("Interactive Channel"), and Interactive Channel Technologies, Inc., marketed under the name of VirtualModem ("ICT" which was formerly known as Cableshare, Inc.).

FORWARD LOOKING INFORMATION AND RISK FACTORS

         The Company or its representatives may make forward looking statements, oral or written, including statements in this report's Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and filings with the Securities and Exchange Commission about confidence and strategies and plans and expectations about demand, demand and acceptance of new and existing products, potential acquisitions, potential for profits and returns on investments in products and markets that are forward looking statements involving risks and uncertainties that could significantly impact the Company. Although the Company believes that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. Among the factors that could cause actual results to differ materially from the Company's expectations are its ability to secure distribution for Cable SuperSites; delays in the deployment of digital set-top boxes; failure to make available advanced analog or digital set-top boxes incorporating the Company's technology; ability to successfully integrate, retain and grow the acquired customer base into existing operations; general economic and business conditions; industry trends; competition; equipment costs and availability; terms and deployment of capital; availability of qualified personnel; changes in, or the failure to comply with, government regulation; and other factors discussed from time to time in the Company's Annual Report on Form 10-K and other Securities and Exchange Commission filings.

GENERAL

         Source provides on-demand information, services and programming through the telephone and can provide such information services and programming through cable television over the Company's proprietary digital operating systems through its two operating subsidiaries, IT Network and Interactive Channel. IT Network's products and services are available through Yellow Pages to over 100 million households, offices and hotel rooms in North America and the Caribbean and through inserts in daily newspapers with an aggregate circulation of over 24 million. Interactive Channel can provide on-demand information and services and Internet access to the cable television industry over existing cable infrastructure and telephone lines, with the addition of an advanced analog or a digital set-top box.

         IT Network provides voice information services through telephone directories and newspapers and also provides related support services to certain Yellow Pages directory and newspaper publishers participating with the Company in offering voice information services

("Publisher Partners"). The Company sells advertising, both print and audiotex, primarily to local advertisers in the markets it serves. Additionally, it provides a variety of support services related to advertising clients including inbound and outbound customer service, producing and delivering audio content and system management of audiotex systems. Advertising clients pay to sponsor and deliver a promotional message before and after the delivery of the voice information. The Company provides voice information services to 8 of the 10 largest Yellow Pages directory publishers in the country.

         Interactive Channel's Cable SuperSites Network ("Cable SuperSites") can supply programming and services allowing a subscriber to access on-demand local and national news, weather, sports and school information, view programming guides and purchase goods and can allow a subscriber to browse the Internet, send and receive e-mail and access a variety of other offerings over existing cable infrastructure and telephone lines, with the addition of an advanced analog or digital set-top box. Cable SuperSites can allow the Company or cable system operators to sell interactive advertising space on cable screens using text, voice and pictures. Cable SuperSites can be broadcast by cable operators utilizing the Company's proprietary two-way operating system, SourceWare. SourceWare can enable any cable television system equipped with a compatible advanced analog or digital set-top box to deliver two-way, on-demand programming with the touch of a remote control. In less than one second, Cable SuperSites can allow subscribers to access interactive programming delivered over the cable system to their television.

         IT Network earns monetary revenues through advertising sponsorships and services provided to certain Regional Bell Operating Companies or their affiliates or other Yellow Pages publishers (collectively, Directory Publishers). Monetary revenues and associated costs relating to print ads appearing in Yellow Pages are recognized at the time of distribution by the Directory Publishers. For certain contracts, where an obligation exists to service the advertisement for the contract period, a portion of the revenue is deferred and amortized on a straight-line basis over the term of the respective contracts, beginning at the time of the annual distribution of the applicable local Yellow Pages directory, or at the applicable contract start date, if later, and continuing to the end of the term of the respective contracts, which is typically from 3 to 12 months. The Company also earns monetary revenues from sales of voice information services to certain Publisher Partners. The Company is earning a significant percentage of its monetary revenues by acting as a sales agent for advertising in directories published by Publisher Partners and providing voice information services in those directories. Monetary revenues relating to non-Yellow Pages products are recognized as the services performed.

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

         On October 30, 1997, the Company purchased certain of the electronic publishing assets of Brite for $35.6 million and certain of the assets of VNN, a unit of Tribune Company, for $9.0 million. Recently, a significant portion of the customer contracts purchased in the Brite acquisition have been cancelled or not renewed. As a result, the Company has reviewed the value assigned to the contract rights and certain related intangible assets acquired in the Brite purchase and has found them, along with a pro-rata portion of the related goodwill associated with the Brite acquisition, to be impaired, resulting in a write-off of $25.9 million in the second quarter of 1998.

         On April 24, 1998, The Company announced that its Board of Directors adopted a Shareholder Rights Plan and declared a dividend distribution of one Common Share Purchase Right on each outstanding share of the Company's Common Stock. The dividend distribution was made on May 7, 1998, payable to shareholders of record on that date. Under the Rights Plan, each shareholder will be entitled to buy one share of the Company's Common Stock at an exercise price of $65.00. The Rights will become exercisable following the tenth day after a person or group announces acquisition of 15% or more of the Company's Common Stock or the tenth business day after a person or group announces commencement of a tender offer which would result in such an acquisition. Subject to certain restrictions, the Company will be entitled to redeem the Rights at $0.001 per Right at any time before they become exercisable. The rights will expire on May 7, 2008. Generally, if a person or group acquires 15% or more of the Company's Common Stock, the Rights will entitle shareholders (other than the acquiror) to purchase shares of Common Stock of the Company (or, in certain circumstances, cash, other property or other securities) at half the then-current market price. In addition, if, after the acquisition by a person or group of 15% or more of the Company's Common Stock, Source Media sells more than 50% of its assets or earning power or is acquired in a merger or other business combination transaction, the acquiror must assume the obligations under the Rights and the Rights will become exercisable to acquire Common Stock of the acquiror at the discounted price.

HIGHLIGHTS OF SECOND QUARTER RESULTS

         During the second quarter of 1998, the Company experienced several important events and continued its investment in its future growth and profitability. These events include (i) a significant loss of revenue associated with the purchase of certain assets from Brite Voice; (ii) the industry loss of the Galaxy IV satellite; and (iii) a continued investment in the growth of our sales force. Each of these events has had an impact on second quarter results.

         On October 30, 1997, the Company completed the purchase of certain assets from Brite Voice to consolidate the Company's position as the leader in the audiotex industry. As a result, revenue, cost of sales, operating costs, depreciation and amortization have increased significantly. During the first quarter of 1998, the Company experienced much higher than anticipated transition costs in servicing the former Brite clients. The Company subsequently learned that former Brite and IT Network employees had formed a third company to service many of these former Brite clients. The Company has reviewed the valuation of acquired assets recorded at the time of the acquisition, and has found these assets to have been impaired. As a result of financial analysis of the expected discounted future cash flows of the remaining customer base, the Company has recorded a $25.9 million ($2.24 per share) non-cash write-down of the Brite contract rights, non-compete agreement and goodwill. The Company has instituted and is involved in certain litigations in federal and state court related to non-compete agreements signed by former employees of IT Network.

         On May 20, 1998, the Galaxy IV satellite lost navigational capability and ceased effective communications operations. IT Network had approximately 25% of its affiliate links on Galaxy IV, and was forced to set-up an emergency distribution system using dial-up LAN lines to update affiliate networks. The Company then had to purchase capacity on another satellite (Galaxy 3-R) and reposition approximately 200 antennaes to the new orbit. The direct cost of this effort was approximately $0.3 million ($0.03 per share).

         The Company continues to invest in the expansion of its sales force. From the first of the year, the Company has increased its sales force from 15 to 50 sales people in the second quarter. The Company has experienced record bookings and intends to continue its aggressive sales force growth.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         Monetary revenues increased 106% from $5.3 million to $11.0 million due to the acquisitions of Brite and VNN, which provided additional service revenue growth of 173%, or a $4.0 million increase from $2.3 million to $6.3 million. Advertising sales grew 63% to $4.6 million. This growth can be attributed to internal growth in the Company's client base as well as the acquisition of Brite in fourth quarter of 1997. In addition, the Company has entered into certain new advertiser agreements which earned approximately $0.8 million in revenue for the period. Under the new advertiser agreement, revenue from print advertising is earned at the time of the directory distribution, while revenue for services agreements and prior advertising agreements is earned and recognized over the term of the contract. Unearned income will become less significant in future periods as less revenue is deferred under the new contracts.

         Monetary costs of sales increased 83% from $2.9 million to $5.3 million. IT Network's cost of sales increased from $1.8 million to $4.5 million, while the Company's television initiatives cost of sales decreased from $1.0 million to $0.7 million. This increase was due to increased costs associated with increased revenue, transition costs associated with the acquisitions as well as the direct and indirect expenses associated with the total failure of the Galaxy IV satellite.

         Nonmonetary revenue and costs of sales decreased by 67% from $3.4 million to $1.1 million as the Company continues to reduce its volume of barter contracts. Nonmonetary revenue now represents only 9% of total revenue compared with approximately 39% of total revenue in the prior period.

         The net result of this activity is that the Company's total revenue increased 38% (from $8.7 million to $12.1 million) while total gross margin increased 134% (from $2.4 million to $5.7 million).

         Selling, general and administrative expenses increased from $9.1 million to $11.6 million. This net increase resulted from (i) an increase of $3.2 million to sell and support new services and advertising contracts acquired from Brite and VNN (ii) a decrease of $1.9 million in television related expenses due to the discontinuation of the Colorado Springs trial (iii) a $0.5 million increase in corporate legal and other expenses associated with patent related activity and the consolidation of Brite's Wichita facility. Additionally, due to the increase in the Company's stock price since January 2, 1998, the portion of the employee stock options granted on such date, which were subject to shareholder approval at the annual meeting held on July 28, 1998, are accounted for as a variable option plan resulting in non-cash compensation expense which is recognized over the vesting period. Non-cash compensation expense increased to $0.7 million for the period ended June 30, 1998, from $0.0 million in 1997. The Company expects to recognize additional expense of $1.1 million and $543,000 for the third and fourth quarters of, respectively.

         Impairment of Intangible Assets. An adjustment of $25.9 million was made to reflect the impairment of certain contract rights, non-compete agreements and goodwill associated with the Brite purchase.

         Research and development expenses declined 21% from $1.8 million to $1.4 million as the Company discontinued the development of analog products and focused on the design and development of its digital interactive television technologies.

         Interest expense, interest income. Interest expense increased $5.4 million from $1.0 million to $6.4 million. This expense is associated with a $100 million debt financing completed by the Company in October 1997 and described in detail in the Footnotes to the Financial Statements. Interest income increased $0.9 million from $0.2 million to $1.1 million due to an increased cash balance from the funding of operating losses.

         Preferred stock dividends. PIK preferred stock dividends of $1.6 million for the period ended June 30, 1998, was related to a $20 million PIK preferred stock financing completed by the Company in October 1997.

         Cash Position. The Company has $33.9 million in cash, cash equivalents or restricted investments. Of this amount, $16.6 million is available to fund operations with the remaining $17.3 million held in escrow to fund debt service through November 1999. The Company's first cash debt payment to be funded from non-escrowed capital is due in May 2000.

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

         Monetary revenues increased 114% from $2.7 million to $5.8 million due to the acquisitions of Brite and VNN, which provided additional service revenue of approximately $2.3 million. Advertising sales grew 20% to $1.7 million.

         Monetary costs of sales increased from $1.6 million to $3.0 million with the doubling of revenue. IT Network's cost of sales increased from $1.0 million to $2.8 million, while the Company's television initiatives cost of sales decreased from $0.6 million to $0.2 million. With the cable industry accelerating its deployment plans for digital set-tops, the Company has focused its resources on digital products and has scaled back its analog projects including discontinuing the Colorado Springs trial which has helped to improve monetary gross margins from 43% to 48%.

         Nonmonetary revenue and costs of sales was reduced by 75% from $1.7 million to $0.4 million as the Company continues to reduce its volume of barter contracts. Nonmonetary revenue now reflects only 7% of total revenue compared with approximately 39% of total revenue in the prior period.

         The net result of this activity is that the Company's total revenue increased 41% (from $4.4 million to $6.2 million) while total gross margin increased 142% (from $1.2 million to $2.8 million).

         Selling, general and administrative expenses increased from $4.5 million to $6.0 million. This net increase resulted from (i) an increase of $1.2 million through increased sales, marketing, and administrative expenses incurred by IT Network to support increased sales, new services and advertising contracts acquired from Brite and VNN as well as new markets, (ii) a $0.5 million increase in legal and other expenses associated with patent related activity, and the Brite acquisition issues, (iii) a $0.4 million non-cash expense associated with the variable plan accounting for a stock option grant, (iv) decreases of certain personnel salaries, subscriber acquisition, travel and other Cable SuperSites expenses. Due to the increase in the Company's stock price since January 2, 1998, the portion of the employee stock options granted on such date, which were subject to shareholder approval at the annual meeting held on July 28, 1998, are accounted for as a variable option plan resulting in non-cash compensation expense which is recognized over the vesting period.

         Impairment of Intangible Assets. An adjustment of $25.9 million was made to reflect the impairment of certain contract rights, non-compete agreements and goodwill associated with the Brite purchase.

         Research and development expenses were reduced from $1.1 million to $0.7 million as the Company streamlined its efforts to focus on the digital design and development of its interactive television technologies.

         Interest expense, interest income. Interest expense increased from $0.8 million to $3.2 million. This increase is due to a higher debt balance associated with a $100 million debt financing completed by the Company in October 1997. Interest income increased $0.4 million due to interest earned on the proceeds from the debt and preferred stock offerings.

         Preferred stock dividends. PIK preferred stock dividends of $0.8 million for the quarter ended June 30, 1998, was related to a $20 million PIK preferred stock financing completed by the Company in October 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has experienced substantial operating losses and net losses as a result of its efforts to (i) develop, deploy and support IT Network, (ii) acquire a controlling interest in ICT, and (iii) develop, conduct trials and commercially launch Cable SuperSites. As of June 30, 1998, the Company had an accumulated deficit of approximately $133.7 million and had used cumulative net cash in operations of $65.6 million. The difference at June 30, 1998, between the accumulated deficit and cumulative net cash used in operations since inception was attributable primarily to nonmonetary charges related to financing incentives and extinguishment of debt, write-down of analog set-top boxes and intangible assets, depreciation and amortization and other non-cash expenses. As a result of the October 1997 Brite and VNN Acquisitions, the Company has experienced growth in its revenues, gross margins, and operating expenses. However, the effect of the lost customers associated with the Brite acquisition will continue to have a negative impact on the Company's revenues and profitability. The Company will continue to incur operating losses at least through 1998, although it expects that cash used in IT Network operations will decline as a result of other growth initiatives. The launch of the Company's television products and services may require additional expenditures.

         Since its inception, the Company has financed its operations primarily through an aggregate $156.6 million raised from various financing activities, including the incurrence of debt and issuance of the Company's common stock and preferred stock. In October 1997, the Company issued $100.0 million of its Senior Secured Notes and $20.0 million of its Senior PIK Preferred Stock. The interest escrow account created pursuant to the Indenture will be used to fund the first four interest payments on the Senior Secured Notes. The first interest payment from the interest escrow account was made on May 1, 1998. The Company's primary source of liquidity is its cash, cash equivalents and short-term investments, which totaled $33.9 million at June 30, 1998. This cash position consists of $17.3 million held in escrow for debt payments, and $16.6 million of operating cash. The Company's first debt payment not currently held in escrow is due May 1, 2000.

         The Company currently believes its resources will be sufficient to meet the Company's anticipated cash needs for working capital and other capital expenditures related to the further development of Cable SuperSites and IT Network into the fourth quarter of 1999.

         The Company's future capital requirements will depend on many factors, including, but not limited to the following factors, some of which are outside the Company's control: (i) the operating results of IT Network, including the Company's ability to successfully integrate its acquired businesses into its existing business, and to retain and grow its customer base, (ii) the success and timing of the development, introduction and deployment of Cable SuperSites,
(iii) the extent to which the Company is able to generate revenues from licensing its proprietary technology, (iv) the number of file servers and other equipment which the Company purchases in support of Cable SuperSites, (v) the levels of advertising expenditures necessary to increase awareness of Cable SuperSites, (vi) the extent of market acceptance of such products, (vii) potential acquisitions or asset purchases, (viii) the deployment of digital set-top boxes incorporating the Company's technology, and (ix) competitive factors.

YEAR 2000 DISCLOSURE

         Year 2000. The Company has completed an initial review of the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information and support systems. The year 2000 problem is the result of software that uses two digits (rather than four) to define the applicable year. Any software or hardware that utilizes date-sensitive coding may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. As a result of its review, a formal plan for addressing the potential impact of the year 2000 problem on the Company's operations has been developed. This plan outlines a series of projects focused on identifying and eradicating potential year 2000 problems. Included in this plan are efforts to address potential problems with the Company's customers and vendors. There can be no assurance that the Company's efforts to solve its potential year 2000 problems will be successful, or even partially successful. If the Company, its customers or vendors are unable to adequately resolve the year 2000 problem, it could have a material adverse impact on the Company's financial position, results of operations, or cash flows in future periods. Because the resources available to address the year 2000 problem are scarce, to the extent the Company identifies problems that require the services of third parties, it will most likely incur significant expenses in its attempts to address such problems, if it is able to obtain such services at all.

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

         On January 25, 1994, Mr. Lerch also commenced a proceeding against ICT and several persons who are, or have been, officers and directors of ICT claiming wrongful termination of Mr. Lerch's employment with ICT and seeking damages in the amount of Cdn$350,000. ICT denied the claim. At the trial of this action in London, Ontario in spring 1996, judgment was rendered against ICT in the amount of Cdn$200,000. ICT's appeal of this decision was initially denied and ICT has applied for a review of this decision before a three judge panel, which granted the Company leave to appeal the decision. A hearing on the Company's appeal is scheduled for October 7, 1998, and the Court's decision may not be issued for at least six months.

         On May 11, 1998, ICT and SMI Holdings, Inc., both wholly-owned subsidiaries of Source, filed an action in U.S. District Court for the District of Delaware against WorldGate Communications, Inc. ("WorldGate") alleging that WorldGate has infringed four of the Company's patents relating to internet access over the existing cable system infrastructure. The litigation is in the very preliminary stages. However, the Company intends to aggressively defend its patents.

        Others. The Company has instituted and is involved in certain litigation in federal and state courts related to copyright infringement, tortious interference and violations of non-compete agreements signed by former employees of IT Network, Inc. In addition, the Company is aware of certain claims against the Company and ICT that have not developed into litigation, or if they have, are dormant. Further, the Company and ICT are parties to ordinary routine litigation incidental to their business, none of which is expected to have a material adverse effect on the Company's results of operations or financial condition.

Item 2 - Changes in Securities - not applicable

Item 3 - Defaults Upon Senior Securities - not applicable

Item 4 - Submission of Matters to a Vote of Security Holders - not applicable

Item 5 - Other information - not applicable

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K during the three months ended
         June 30, 1998 - not applicable

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 SOURCE MEDIA, INC.
                                                 (Registrant)

Date:  August 14, 1998                           By: /s/ PAUL TIGH
                                                    ---------------------------
                                                    Paul Tigh
                                                    Chief Financial Officer and
                                                    Treasurer
                                                    (Principal Financial Officer
                                                    and Duly Authorized Officer)

                                 EXHIBIT INDEX


EXHIBIT
 NUMBER             DESCRIPTION
 ------             -----------

   27               Financial Data Schedule