Form 10-Q
period 1998-09-30
SOURCE MEDIA INC
filed 1998-11-13
CIK 900029

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1998

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


  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT NOVEMBER 8, 1998: 12,631,623

                               SOURCE MEDIA, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


PART I.  FINANCIAL INFORMATION
                                                                                                   Page Number
                                                                                                   -----------

     Item 1.      Consolidated Financial Statements

                  Consolidated Balance Sheets (Unaudited)
                           September 30, 1998 and December 31, 1997                                    3-4

                  Consolidated Statements of Operations (Unaudited)
                           Three and nine months ended                                                   5
                           September 30, 1998 and 1997

                  Consolidated Statements of Cash Flows (Unaudited)
                           Nine months ended September 30, 1998 and 1997                                 6

                  Notes to Consolidated Financial Statements                                          7-13


     Item 2.      Management's Discussion and Analysis of Financial                                  14-21
                  Condition and Results of Operations

PART II.  OTHER INFORMATION

     Item 1.      Legal Proceedings                                                                  21-22


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

PART I - FINANCIAL INFORMATION

                               SOURCE MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                            DEC. 31,         SEPT. 30,
                                                                             1997               1998
                                                                        ------------       ------------

ASSETS
Current assets:
        Cash and cash equivalents                                       $  8,430,941       $  9,860,357
        Short-term investments                                            15,615,419          3,750,000
        Restricted investments                                            11,709,921         17,552,084
        Trade accounts receivable, less allowance                               --                 --
           for doubtful accounts of $153,694 and $404,431
           in 1997 and 1998, respectively                                  2,796,241          4,331,090
        Deferred expenses                                                    990,687            506,821
        Prepaid expenses and other current assets                            843,005            885,942
                                                                        ------------       ------------
Total current assets                                                      40,386,214         36,886,294

Property and equipment:
        Production equipment                                               5,693,939          5,894,144
        Computer equipment                                                 2,652,103          3,253,630
        Other equipment                                                      753,883          1,041,607
        Furniture and fixtures                                               523,516            659,281
                                                                        ------------       ------------
                                                                           9,623,441         10,848,662

Accumulated depreciation                                                   4,193,484          6,077,366
                                                                        ------------       ------------

Net property and equipment                                                 5,429,957          4,771,296

Intangible assets:
        Patents                                                           14,942,465         14,944,243
        Goodwill                                                          22,372,837          6,698,137
        Contract rights                                                   24,487,000         11,933,377
                                                                        ------------       ------------
                                                                          61,802,302         33,575,757

Accumulated amortization                                                  10,528,869         13,320,170
                                                                        ------------       ------------

Net intangible assets                                                     51,273,433         20,255,587

Restricted investments                                                    11,090,574                  0
Other non-current assets                                                   5,321,848          4,858,971
                                                                        ------------       ------------

Total assets                                                            $113,502,026       $ 66,772,148
                                                                        ============       ============


                               SOURCE MEDIA, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)

                                                                                      DEC. 31,           SEPT. 30,
                                                                                        1997                1998
                                                                                  -------------        -------------

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Current liabilities:
        Trade accounts payable                                                    $   1,654,404        $     772,424
        Accrued interest                                                              2,066,667            5,000,000
        Accrued payroll                                                                 150,062              451,239
        Other accrued liabilities                                                     1,226,425            1,352,755
        Unearned income                                                               4,024,164            3,235,945
                                                                                  -------------        -------------
Total current liabilities                                                             9,121,722           10,812,363

Long-term debt                                                                      100,000,000          100,000,000

Minority interests in consolidated subsidiaries                                       3,839,552            3,839,552
Note receivable and accrued interest from minority
        stockholder, net of discount of $95,437 and
        $64,152 in 1997 and 1998, respectively                                         (723,645)            (766,149)
                                                                                  -------------        -------------
                                                                                      3,115,907            3,073,403

Senior redeemable payment-in-kind (PIK) preferred stock,
           $25 liquidation preference, $.001 par value, net of
           discount
           Authorized shares - 1,712,000, Issued and outstanding
           shares 800,000 and 883,765 in 1997 and 1998, respectively                 13,696,799           15,982,903

Stockholders' equity (capital deficiency):
           Common stock, $.001 par value:
           Authorized shares - 50,000,000
           Issued shares - 11,969,039 and 13,003,210 in 1997
              and 1998, respectively                                                     11,969               13,003
        Less treasury stock, at cost - 410,963 and 374,980 in 1997
              and 1998, respectively                                                 (4,075,127)          (3,705,676)
        Capital in excess of par value                                               81,482,951           83,586,386
        Accumulated deficit                                                         (89,729,242)        (142,929,402)
        Foreign currency translation                                                    (23,760)              15,434
        Notes receivable and accrued interest
              from stockholders                                                         (99,193)             (76,266)
                                                                                  -------------        -------------
Total stockholders' equity (capital deficiency)                                     (12,432,402)         (63,096,521)
                                                                                  -------------        -------------

Total liabilities and stockholders' equity (capital deficiency)                   $ 113,502,026        $  66,772,148
                                                                                  =============        =============



See accompanying notes.

                               SOURCE MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED SEPT. 30,             NINE MONTHS ENDED SEPT. 30,
                                                     1997               1998                1997               1998
                                               -------------------------------         --------------------------------

Monetary revenues                               $ 2,652,251         $ 6,343,418        $  7,988,259        $ 17,334,860
Nonmonetary revenues                              1,517,204             377,036           4,927,961           1,490,037
                                               ------------        ------------        ------------        ------------
      Total revenues                              4,169,455           6,720,454          12,916,220          18,824,897

Monetary cost of sales                            2,043,173           3,479,732           4,944,983           8,783,693
Nonmonetary cost of sales                         1,517,204             377,036           4,927,961           1,490,037
                                               ------------        ------------        ------------        ------------
      Total cost of sales                         3,560,377           3,856,768           9,872,944          10,273,730
                                               ------------        ------------        ------------        ------------

Gross profit                                        609,078           2,863,686           3,043,276           8,551,167

Selling, general and administrative expenses      4,728,858           6,493,310          13,803,350          17,827,039
Impairment of intangible assets                        --                  --                  --            25,935,715
Amortization of intangible assets                   925,461           1,236,467           2,769,073           5,083,908
Research and development expenses                   837,120             916,809           2,681,587           2,614,806
                                               ------------        ------------        ------------        ------------
                                                  6,491,439           8,646,586          19,254,010          51,461,468
                                               ------------        ------------        ------------        ------------
Operating loss                                   (5,882,361)         (5,782,900)        (16,210,734)        (42,910,301)

Interest expense                                  1,681,272           3,191,445           2,661,647           9,600,800
Interest income                                     (83,329)           (456,450)           (238,578)         (1,597,710)
Other (income) expense                               (1,475)             12,665             (60,089)            (27,255)
                                               ------------        ------------        ------------        ------------
Net loss                                       ($ 7,478,829)       ($ 8,530,560)       ($18,573,714)        (50,886,135)
                                               ============        ============        ============        ============
Preferred stock dividends                              --               733,999                --             2,314,024

Net loss attributable to common stockholders     (7,478,829)         (9,264,559)        (18,573,714)        (53,200,160)
                                               ============        ============        ============        ============

Basic and diluted net  loss per common share   ($      0.65)       ($      0.76)       ($      1.64)       ($      4.51)
                                               ============        ============        ============        ============

Weighted average common shares outstanding       11,434,443          12,194,706          11,292,655          11,792,427
                                               ============        ============        ============        ============


See accompanying notes.

                               SOURCE MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                             1997                1998
                                                                        ------------         ------------

OPERATING ACTIVITIES
Net loss                                                                ($18,573,714)       ($50,886,136)
Adjustments to reconcile net loss to net cash used in
       operating activities:
       Impairment of intangible assets                                          --            25,935,715
       Depreciation                                                        1,561,339           1,883,882
       Amortization of intangible assets                                   2,769,073           5,083,909
       Deferred compensation                                                    --             1,752,089
       Non-cash interest expense                                           2,630,392             602,477
       Non-cash interest income                                                 --              (818,256)
       Provision for losses on accounts receivable                            32,712             250,737
       Write-off of debt issue costs                                         315,068                --
       Warrants issued for services provided                                 279,571                --
       Issuance of common stock in litigtion settlement                      299,063
       Other, net                                                            (43,216)            (46,244)
Changes in operating assets and liabilities:
       Trade accounts receivable                                            (233,405)         (1,785,587)
       Prepaid expenses and other assets                                     274,638             (42,937)
       Deferred expenses                                                    (309,645)            483,866
       Trade accounts payable and accrued liabilities                         39,291           2,495,913
       Unearned income                                                      (389,916)           (788,219)
                                                                        ------------        ------------
Net cash used in operating activities                                    (11,348,749)        (15,878,792)
                                                                                                       0
INVESTING ACTIVITIES
       Capital expenditures                                               (1,675,544)         (1,225,221)
       Acquisition of equipment and contract rights                       (1,350,000)               --
       Redemption of short-term investments                                     --            17,932,086
                                                                        ------------        ------------
Net cash provided by (used in)  investing activities                      (3,025,544)         16,706,865

FINANCING ACTIVITIES
       Proceeds from issuance of long-term debt                           13,922,625                --
       Proceeds from issuance of common stock upon exercise
            of stock options                                                 551,308             721,832
       Other                                                                (200,219)           (159,683)
                                                                        ------------        ------------
Net cash provided by financing activities                                 14,273,714             562,149

Effect of exchange rate changes on cash and cash equivalents                 (43,985)             39,194
                                                                        ------------        ------------

Net increase (decrease) in cash and cash equivalents                        (144,564)          1,429,416
Cash and cash equivalents at beginning of period                           4,302,943           8,430,941
                                                                        ------------        ------------

Cash and cash equivalents at end of period                              $  4,158,379        $  9,860,357
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

2.  Net Loss Per Common Share

         For the three and nine months ended September 30, 1998, in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", net loss per common share amounts ("basic EPS") were computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. A diluted earnings per share has not been presented because the options and warrants are anti-dilutive. Net loss per share amounts for the same prior-year period do not differ from the amounts previously disclosed due to the anti-dilutive nature of the stock options and warrants.

3.  Contingencies

         In October 1998, the Company settled all litigation in Ontario, Canada with Marvin Lerch, the former Chief Executive Officer and former shareholder of ICT and certain of his relatives, also former ICT shareholders. The settlement resolved both litigation commenced in December 1993 against the Company and certain executive officers and a former director of ICT for actions allegedly intended to depress the value of ICT and the litigation filed in June 1994 by Marvin Lerch against ICT and certain persons claiming wrongful termination of his employment with ICT. Under the terms of the settlement, all parties agreed to dismiss both cases, and the Company agreed to transfer a total of 87,500 shares of the Company's common stock to the plaintiffs. The Company expects to record an additional expense of $400,000 in the fourth quarter 1998 when the settlement is expected to be completed.

         On May 11, 1998, ICT and Holdings, both wholly-owned subsidiaries of Source, filed an action in U.S. District Court for the District of Delaware against WorldGate Communications, Inc. ("WorldGate") alleging that WorldGate has infringed four of the Company's patents. Each party has filed a Motion to Dismiss certain claims and no date has been set for a hearing by the district court. The Company intends to aggressively defend its patents.

         In July 1998, the Company instituted a copyright infringement action in Michigan federal court against certain companies competing with IT Network's telephone business, alleging that these competitors infringed certain IT Network copyrighted information. On October 14, 1998, the federal judge issued a preliminary injunction in favor of the Company enjoining the competitors from, among other things, selling, licensing, distributing or reproducing works derived from the Company's information. The Company is also involved in certain litigation in federal and state courts in Kansas related to tortious interference and violations of non-compete agreements by former employees of IT Network. The Company intends to aggressively pursue all of these cases.

         On August 21, 1998, the first of 13 class action cases was filed against the Company and certain officers and directors in federal court in the Northern District of Texas. The litigation is all conducted under the provisions of the Private Securities Litigation Reform Act of 1995. The federal court will appoint the lead plaintiff and counsel, which is expected within the next 30 days. The Company believes that all the cases are without merit and will vigorously defend itself, its officers and directors.

         In addition, the Company is aware of certain claims against the Company and ICT that have not developed into litigation, or if they have, are dormant. Further, the Company and ICT are parties to ordinary routine litigation, none of which is expected to have a material adverse effect on the Company's results of operations or its financial condition.

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

                                                      Nine Months Ended
                                                      September 30, 1997
                                                    ---------------------
                                                    (In thousands, except
                                                      Per share amount)
Total revenues                                                 $   24,643
Gross margin                                                        8,821
Operating loss                                                    (16,428)
Net loss attributable to common stockholders                   $  (27,019)
Net loss per common share                                      $    (2.38)

         The pro forma results given above are not necessarily indicative of what actually would have occurred if the acquisition had been in effect during the period presented, and is not intended to be a projection of future results or trends.

5.    Impairment

         The carrying value of intangible assets is reviewed for impairment whenever events or changes in circumstances indicate that there may be impairment. If the review indicates that any of the intangibles will not be recoverable, as determined by an analysis of undiscounted cash flows, the intangible asset will be reduced to its estimated fair value. Subsequent to the Brite acquisition, the Company learned that former Brite and IT Network employees had formed a third company to service many of these former Brite clients. As a result, several former Brite customers did not renew their contracts with IT Network. The Company reviewed the valuation of the acquired assets recorded at the time of the acquisition, and found these assets were impaired. As a result of the financial analysis of the expected discounted future cash flows of the remaining customer base, the Company recorded a $25.9 million ($2.24 per share) non-cash write-down of the Brite contract rights, non-compete agreement and goodwill in the second quarter 1998.

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

         In connection with the issuance of the Senior Secured Notes, the Company used $22.2 million of the proceeds received to pay off the amended Aggregate First Tranche Notes and the Second Tranche Notes, including accrued interest thereon, and the notes issued on September 30, 1997, in lieu of a cash interest payment. The early extinguishment of these notes resulted in a charge to earnings of approximately $3.5 million related to the unamortized discount on the Second Tranche Notes and the related unamortized issuance costs and was recorded as an extraordinary item in the fourth quarter of 1997. The proceeds were also used to complete the Company's acquisitions of certain assets more fully described in Note 4 - Acquisitions.

         The Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company's subsidiaries (the "Subsidiary Guarantors"). The guarantees are senior obligations of the Subsidiary Guarantors and are secured by substantially all of the assets of the Subsidiary Guarantors. The guarantees rank pari passu in right of payment with all existing and future senior indebtedness of the Subsidiary Guarantors and rank senior in right of payment to all existing and future subordinated obligations of the Subsidiary Guarantors. The guarantees may be released upon the occurrence of certain events. The guarantee executed by IT Network contains a covenant that restricts payments of dividends on its capital stock to an amount sufficient to cover debt service on the Notes, redemptions or repurchases of the Notes or the Preferred Stock, dividends on the Preferred Stock, and corporate overhead. The assets of the Subsidiary Guarantors are not restricted as to the redemption of the Notes or Preferred Stock or payment of the interest or dividends thereon. The assets of the parent, Source, consist solely of investments in its subsidiaries and invested proceeds from the Senior Secured Notes and the Preferred Stock and related warrants. Financial statements for the Subsidiary Guarantors and Source are not presented because management has determined that they would not be material to investors.

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

         Dividends on the Preferred Stock are payable quarterly on each February 1, May 1, August 1 and November 1 at an annual rate of 13 1/2% of the liquidation preference per share. Dividends may be paid, at the Company's option, on any dividend payment date occurring on or prior to November 1, 2002, either in cash or by the issuance of additional shares of PreferredStock with a liquidation preference equal to the amount of such dividends; thereafter, dividends will be paid in cash. The indenture governing the sale of the Senior Secured Notes limits the amount of cash dividends that may be paid on the Preferred Stock. At any time and from time to time on or prior to November 1, 2000, the Company may, subject to certain requirements, redeem up to 35% of the aggregate liquidation value of the Preferred Stock with the cash proceeds of one or more equity offerings at a redemption price equal to the liquidation preference thereof, plus accumulated dividends, on the date of redemption. After November 1, 2000, and prior to November 1, 2002, the Preferred Stock is not redeemable. On or after November 1, 2002, the Company may redeem the Preferred Stock, in whole or in part, at any time, at various redemption prices, plus accumulated and unpaid dividends, to the date of redemption. Upon the occurrence of a change in control, the Company will be required to make an offer to purchase the outstanding shares of the Preferred Stock at a price equal to 101% of the liquidation preference thereof, plus accumulated and unpaid dividends, to the date of purchase. The Preferred Stock will be subject to mandatory redemption in whole on November 1, 2007, at a price equal to 100% of the then effective liquidation preference thereof, plus, without duplication, all accrued and unpaid dividends to the date of redemption. The certificate of designation contains certain covenants including, but not limited to, limitations on indebtedness, restricted payments, affiliate transactions, issuances of capital stock of restricted subsidiaries and sale/leaseback transactions.

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

         The estimated fair market value of the October 1997 Warrants, which was estimated to be approximately $5.5 million, was credited to capital in excess of par value and the Preferred Stock was recorded at a corresponding discount. The Preferred Stock was recorded net of $1.2 million of issuance costs and the discount on the Preferred Stock which are being accreted as additional Preferred Stock dividends using the effective interest rate method over a 10 year period, resulting in an effective dividend rate of 19.3%.

         On February 1, May 1, and August 1, 1998, the quarterly dividends due on the Preferred Stock were paid through the issuance of additional Preferred Stock having a liquidation preference of $675,000; $698,000; and $721,000 respectively, with terms identical to those of the Preferred Stock. The estimated fair market value of the stock issued in lieu of a cash interest payment on February 1, May 1, and August 1, 1998, was approximately $488,000; $698,000; and $664,000 which were recorded as preferred stock dividends.

8.    Stock Compensation

         On January 2, 1998, the Company granted stock options to employees. The options fully vest on January 2, 2004. If certain target stock prices are met, the vesting accelerates. As a portion of the underlying shares for these options had not been authorized by the shareholders at the date of grant, the portion of unauthorized options were treated as a variable compensation plan through July 28, 1998, when the shareholders authorized the shares. As a result of this accounting treatment, the Company has recognized non-cash expense in selling, general, and administrative expenses of $1.1 million and $1.8 million for the three and nine months ended September 30, 1998, respectively.

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

FORWARD LOOKING INFORMATION AND RISK FACTORS

         The Company or its representatives may make forward looking statements, oral or written, including statements in this report's Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and filings with the Securities and Exchange Commission about confidence and strategies and plans and expectations about demand, demand and acceptance of new and existing products, potential acquisitions, potential for profits and returns on investments in products and markets that are forward looking statements involving risks and uncertainties that could significantly impact the Company. Although the Company believes that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. Among the factors that could cause actual results to differ materially from the Company's expectations are its ability to secure distribution for the Interactive Channel; delays in the deployment of digital set-top boxes; failure to make available advanced analog or digital set-top boxes incorporating the Company's technology; inability of the Company to protect its technology; obsolescence of the Company's technology; ability to successfully integrate, retain and grow the acquired customer base into existing operations; general economic and business conditions; industry trends; competition; equipment costs and availability; ability to successfully identify and solve the Company's Year 2000 issues in a timely manner; terms and deployment of capital; availability of qualified personnel; changes in, or the failure to comply with, government regulation; and other factors discussed from time to time in the Company's Annual Report on Form 10-K and other Securities and Exchange Commission filings.

GENERAL

         Source provides on-demand information, services and programming through the telephone and has developed technology and a programming service to provide such information services and programming through cable television over the Company's proprietary digital platforms through its subsidiaries, IT Network, ICT and Interactive Channel. IT Network's products and services are available through Yellow Pages to over 100 million households, offices and hotel rooms in North America and the Caribbean and through inserts in daily newspapers with an aggregate circulation of over 20 million. Interactive Channel is an interactive cable television programming network designed to provide on-demand information and services, and Internet access, to the cable television industry over existing two-way cable infrastructure, with the use of an advanced analog or a digital set-top box, or utilizing telephone line return in one-way systems.

         IT Network is the nation's leading provider of voice information content and advertising sales services through telephone directories and newspapers and also provides related support services to certain Yellow Pages directory and newspaper publishers participating with the Company in offering voice information services ("Publisher Partners"). The Company sells advertising, both print and audiotex, primarily to local advertisers in the markets it serves. Additionally, it provides a variety of support services related to advertising clients including inbound and outbound customer service, plus producing and delivering audio content and system management of audiotex systems. Advertising clients pay to sponsor and deliver a promotional message before and after the delivery of the voice information. The Company provides voice information services to 8 of the 10 largest Yellow Pages directory publishers in the country.

         The Interactive Channel has been created to supply programming and services allowing a subscriber to access on-demand local and national news, weather, sports and school information and interactive programming guides, and to purchase goods, and can allow a subscriber to browse the Internet, send and receive e-mail and access a variety of other offerings over existing cable infrastructure and telephone lines, using an advanced analog or digital set-top box. The Interactive Channel can allow the Company or cable system operators to sell interactive multimedia advertising space on cable television using text, voice and images. The Interactive Channel can be broadcast by cable operators utilizing the Company's proprietary two-way technology called VirtualModem 2.0. The VirtualModem 2.0 technology can enable any two-way cable television system equipped with a compatible advanced analog or digital set-top box or utilizing telephone line return in one-way systems to deliver two-way, on-demand programming with the touch of a remote control. In less than one second, the Interactive Channel can allow subscribers to access interactive programming delivered over the cable system to their television.

         IT Network earns monetary revenues through advertising sponsorships and services provided to certain Regional Bell Operating Companies or their affiliates or other Yellow Pages publishers (collectively, Directory Publishers). Monetary revenues and associated costs relating to print ads appearing in Yellow Pages are recognized at the time of distribution by the Directory Publishers. For certain contracts, where an obligation exists to service the customer for the contract period, a portion of the revenue is deferred and amortized on a straight-line basis over the term of the respective contracts, beginning at the time of the annual distribution of the applicable local Yellow Pages directory, or at the applicable contract start date, if later, and continuing to the end of the term of the respective contracts, which is typically from 3 to 12 months. The Company also earns monetary revenues from sales of voice information services to certain Publisher Partners. The Company is earning a significant percentage of its monetary revenues by acting as a sales agent for advertising in directories published by Publisher Partners and providing voice information services in those directories. Monetary revenues relating to non-Yellow Pages products are recognized as the services are performed.

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

         On October 30, 1997, the Company purchased certain of the electronic publishing assets of Brite for $35.6 million and certain of the assets of VNN, a unit of Tribune Company, for $9.0 million. Throughout the second quarter of 1998, a significant portion of the customer contracts purchased in the Brite acquisition were cancelled or not renewed. As a result, the Company reviewed the value assigned to the contract rights and certain related intangible assets acquired in the Brite purchase and found them, along with the goodwill associated with the Brite acquisition, to be impaired, resulting in a write-off of $25.9 million in the second quarter of 1998.

HIGHLIGHTS OF THIRD QUARTER RESULTS

         During the third quarter of 1998, the Company generated record revenues for the Company for the fourth consecutive quarter and announced the cable television industry's first digital carriage agreement, allowing delivery of high speed interactivity and web access over today's standard digital cable television set-top boxes.

         The Company continues to invest in the expansion of its sales force. From the first of the year, the Company has increased its sales force from 15 to 42 sales people. The Company has experienced record bookings and intends to continue its sales force growth.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Monetary revenues increased 117% from $8.0 million to $17.3 million due to the acquisitions of Brite and VNN. Advertising sales grew 87% to $7.3 million. This growth of advertising sales can be attributed primarily to internal growth in the Company's client base, as well as to the acquisition of Brite in the fourth quarter of 1997. In addition, the Company has entered into certain new advertiser agreements which earned approximately $1.7 million in revenue for the period. Under the new advertiser agreements, revenue from print advertising is earned at the time of the directory distribution, while revenue for services agreements and prior advertising agreements is earned and recognized over the term of the contract. Unearned income will become less significant in future periods as less revenue is deferred under the new contracts.

         Monetary costs of sales increased 78% from $4.9 million to $8.7 million. IT Network's cost of sales increased from $2.8 million to $7.3 million. This increase was due to increased costs associated with increased revenue, transition costs associated with the acquisitions as well as the direct and indirect expenses associated with the total failure of the Galaxy IV satellite. Cost of sales for the Interactive Channel are down 55% from $1.7 million to $0.8 million due to cost reduction efforts and the discontinuing of Colorado Springs operations.

         Nonmonetary revenue and costs of sales decreased by 70% from $4.9 million to $1.5 million as the Company continues to reduce its volume of barter contracts. Nonmonetary revenue now represents only 8% of total revenue compared with approximately 38% of total revenue in the prior period.

         The net result of this activity is that the Company's total revenue increased 46% (from $12.9 million to $18.8 million) while total gross margin increased 181% (from $3.0 million to $8.6 million).

         Selling, general and administrative expenses increased from $13.8 million to $17.8 million. This net increase resulted from (i) an increase of $4.6 million primarily to sell and support new services and advertising contracts acquired from Brite and VNN, (ii) a decrease of $2.4 million in television related expenses, primarily due to the discontinuation of Colorado Springs operations, (iii) and an increase of $1.8 million in stock option plan expense. As a portion of the underlying shares for these options had not been authorized by the shareholders at the date of grant, the portion of unauthorized options were treated as a variable compensation plan through July 28, 1998, when the shareholders authorized the shares. As a result of this accounting treatment, the Company has recognized non-cash expense in selling, general and administrative expenses of $1.8 million for the nine months ended September 30, 1998. The Company expects to recognize additional non-cash expense of $0.5 million in the fourth quarter.

         Impairment of Intangible Assets. An adjustment of $25.9 million was made in the second quarter to reflect the impairment of certain contract rights, non-compete agreements and goodwill associated with the Brite purchase. See Note 5 to the Consolidated Financial Statements.

         Research and development expenses remain virtually unchanged at approximately $2.6 million as the Company discontinued the development of analog products and increased investment on the design and development of its digital interactive television technologies.

         Interest expense, interest income. Interest expense increased $6.9 million from $2.7 million to $9.6 million. This expense is associated with a $100 million debt financing completed by the Company in October 1997 and described in detail in the Notes to the Consolidated Financial Statements. Interest income increased $1.4 million from $0.2 million to $1.6 million due to an increased cash balance from the financing.

         Preferred stock dividends. PIK preferred stock dividends of $2.3 million for the nine months ended September 30, 1998, was related to a $20 million PIK preferred stock financing completed by the Company in October 1997 and described in detail in the Notes to the Financial Statements.

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Monetary revenues increased 139% from $2.7 million to $6.3 million due to the acquisitions of Brite and VNN. Advertising sales grew 119% to $3.2 million, primarily due to growth of the Company's client base.

         Monetary costs of sales increased from $2.0 million to $3.5 million with the doubling of revenue. IT Network's cost of sales increased from $1.0 million to $3.2 million, while the Company's television initiatives cost of sales decreased from $1.0 million to $0.3 million. With the cable industry accelerating its deployment plans for digital set-top boxes, the Company has focused its resources on digital products and has scaled back its analog projects including discontinuing of Colorado Springs operations which has helped to improve monetary gross margins from 23% to 45%.

         Nonmonetary revenue and costs of sales was reduced by 75% from $1.5 million to $0.4 million as the Company continues to reduce its volume of barter contracts. Nonmonetary revenue now reflects only 6% of total revenue compared with approximately 36% of total revenue in the prior period.

         The net result of this activity is that the Company's total revenue increased 61% (from $4.2 million to $6.7 million) while total gross margin increased 370% (from $0.6 million to $2.9 million).

         Selling, general and administrative expenses increased from $4.7 million to $6.5 million. This net increase resulted from (i) an increase of $1.6 million primarily through increased sales, marketing and administrative expenses incurred by IT Network to support increased sales, new services and advertising contracts acquired from Brite and VNN as well as new markets, (ii) a $0.2 million decrease in general corporate expenses, (iii) a $1.1 million non-cash expense associated with the variable plan accounting for a stock option grant,
(iv) and a $0.7 million decrease of certain personnel salaries, subscriber acquisition, travel and other Interactive Channel expenses. As a portion of the underlying shares for these options had not been authorized by the shareholders at the date of grant, the portion of unauthorized options were treated as a variable compensation plan through July 28, 1998, when the shareholders authorized the shares. As a result of this accounting treatment, the Company has recognized non-cash expense in selling, general and administrative expenses of $1.1 million for the three months ended September 30, 1998.

         Research and development expenses have increased from $0.8 million to $0.9 million as the Company expands its efforts on the digital design and development of its interactive television technologies and the expected fourth quarter introduction of VirtualModem 2.0 software.

         Interest expense, interest income. Interest expense increased from $1.7 million to $3.2 million. This increase is due to a higher debt balance associated with a $100 million debt financing completed by the Company in October 1997. Interest income increased $0.4 million due to interest earned on the proceeds from the debt and preferred stock offerings.

         Preferred stock dividends. PIK preferred stock dividends of $0.7 million for the quarter ended September 30, 1998, was related to a $20 million PIK preferred stock financing completed by the Company in October 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has experienced substantial operating losses and net losses as a result of its efforts to (i) develop, deploy and support IT Network, (ii) acquire a controlling interest in ICT, and (iii) develop, conduct trials and commercially launch the Interactive Channel. As of September 30, 1998, the Company had an accumulated deficit of approximately $142.9 million and had used cumulative net cash in operations of $68.5 million. The difference at September 30, 1998, between the accumulated deficit and cumulative net cash used in operations since inception was attributable primarily to nonmonetary charges related to financing incentives and extinguishment of debt, write-down of analog set-top boxes and intangible assets, depreciation and amortization and other non-cash expenses. As a result of the October 1997 Brite and VNN acquisitions, the Company has experienced growth in its revenues, gross margins, and operating expenses. However, the effect of the lost customers associated with the Brite acquisition will continue to have a negative impact on the Company's revenues and profitability. The Company will continue to incur operating losses at least through 1998, although it expects that cash used in IT Network operations excluding related interest expense will decrease going forward as a result of other growth initiatives. The launch of the Company's television products and services may require additional expenditures, which may require the Company to raise additional capital.

         Since its inception, the Company has financed its operations primarily through an aggregate $156.6 million raised from various financing activities, including the incurrence of debt and issuance of the Company's common stock and preferred stock. In October 1997, the Company issued $100.0 million of its Senior Secured Notes and $20.0 million of its Senior PIK Preferred Stock. The interest escrow account created pursuant to the Indenture will be used to fund the first four interest payments on the Senior Secured Notes. The first interest payment from the interest escrow account was made on May 1, 1998. The Company's primary source of liquidity is its cash, cash equivalents and short-term investments, which totaled $31.2 million at September 30, 1998. This cash position consists of $17.6 million held in escrow for debt payments, and $13.6 million of operating cash. The Company's first debt payment not currently held in escrow is due May 1, 2000.

         The Company currently believes its resources will be sufficient to meet the Company's anticipated cash needs for working capital and other capital expenditures related to the further development of the Interactive Channel, ICT and IT Network through the fourth quarter of 1999.

         The Company's future capital requirements will depend on many factors, including, but not limited to the following factors, some of which are outside the Company's control: (i) the operating results of IT Network, including the Company's ability to successfully integrate its acquired businesses into its existing business, and to retain and grow its customer base, (ii) the success and timing of the development, introduction and deployment of the Interactive Channel, (iii) the extent to which the Company is able to generate revenues from licensing its proprietary technology, (iv) the number of file servers and other equipment which the Company purchases in support of the Interactive Channel, (v) the levels of advertising expenditures necessary to increase awareness of the Interactive Channel, (vi) the extent of market acceptance of such products,
(vii) potential acquisitions or asset purchases, (viii) the deployment of digital set-top boxes incorporating the Company's technology, and (ix) competitive factors.

YEAR 2000 DISCLOSURE

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Based on recent assessments, the Company determined that it will be required to modify or replace portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

         The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Company has completed its initial assessment of all systems that could be significantly affected by the Year 2000. The Company's three operating divisions: ICT, Interactive Channel and IT Network as well as the Corporate unit were included in the assessment. The assessment indicated that most of the Company's significant information technology systems could be affected. That assessment also indicated that software and hardware (embedded chips) used in the IT Network's interactive voice response systems also are at risk (hereinafter referred to as operating systems). In addition, the Company is gathering information about the Year 2000 compliance status of its significant suppliers and subcontractors and is continuing to monitor their compliance.

         For its information technology exposures, to date the Company is 40% complete on the remediation phase and expects to complete software reprogramming and replacement for all systems no later than August 1, 1999. Once software is reprogrammed or replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems. To date, the Company has completed 25% of its testing and has implemented 15% of its remediated systems. Completion of the testing phase for all significant systems is expected by March 31, 1999, with all remediated systems fully tested and implemented by May 31, 1999.

         The remediation of operating equipment is significantly more difficult than the remediation of the information technology systems because some of the software operating systems are no longer supported by the manufacturers of that equipment. As such, the Company is initiating the remediation phase of its operating equipment. Testing of this equipment is also more difficult than the testing of the information technology systems; as a result, the Company is only 10% complete with the testing of its remediated operating equipment. Once testing is complete, the operating equipment will be ready for immediate use. The Company expects to complete its remediation efforts by June 30, 1999. Testing and implementation of affected equipment is expected to be 100% complete by October 31, 1999.

         The Company is in the process of working with third party vendors to ensure that the Company's systems that interface directly with third parties are Year 2000 compliant by December 31, 1999. The Company has completed 75% of its remediation efforts on these systems and is 30% complete with the testing phase. Testing of all significant systems is expected no later than February 28, 1999. Implementation is 50% complete and is expected to be completed by May 31, 1999.

         The Company is querying its significant suppliers and subcontractors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year

2000 resolution process in a timely manner could materially impact the Company. The effect of non-compliance by external agents is not determinable.

         The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $1.4 million and is being funded through operating cash flows. To date, the Company has incurred approximately $0.2 million, related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $1.0 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred.

         Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. There can be no assurance that the Company's efforts to solve its potential Year 2000 problems will be successful, or even partially successful. In the event that the Company does not complete any additional phases, the Company would be unable to take customer orders, provide services and products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds, telecommunication alternatives, and adjusting staffing strategies.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         In October 1998, the Company settled all litigation in Ontario, Canada with Marvin Lerch, the former Chief Executive Officer and former shareholder of ICT and certain of his relatives, also former ICT shareholders. The settlement resolved both litigation commenced in December 1993 against the Company and certain executive officers and a former director of ICT for actions allegedly intended to depress the value of ICT and the litigation filed in June 1994 by Marvin Lerch against ICT and certain persons claiming wrongful termination of his employment with ICT. Under the terms of the settlement, all parties agreed to dismiss both cases, and the

Company agreed to transfer a total of 87,500 shares of the Company's common stock to the plaintiffs. The Company expects to record an additional expense of $400,000 in the fourth quarter 1998 when the settlement is expected to be completed.

         On May 11, 1998, ICT and Holdings, both wholly-owned subsidiaries of Source, filed an action in U.S. District Court for the District of Delaware against WorldGate Communications, Inc. ("WorldGate") alleging that WorldGate has infringed four of the Company's patents. Each party has filed a Motion to Dismiss certain claims and no date has been set for a hearing by the district court. The Company intends to aggressively defend its patents.

         In July 1998, the Company instituted a copyright infringement action in Michigan federal court against certain companies competing with IT Network's telephone business, alleging that these competitors infringed certain IT Network copyrighted information. On October 14, 1998, the federal judge issued a preliminary injunction in favor of the Company enjoining the competitors from, among other things, selling, licensing, distributing or reproducing works derived from the Company's information. The Company is also involved in certain litigation in federal and state courts in Kansas related to tortious interference and violations of non-compete agreements by former employees of IT Network. The Company intends to aggressively pursue all of these cases.

         On August 21, 1998, the first of 13 class action cases was filed against the Company and certain officers and directors in federal court in the Northern District of Texas. The litigation is all conducted under the provisions of the Private Securities Litigation Reform Act of 1995. The federal court will appoint the lead plaintiff and counsel, which is expected within the next 30 days. The Company believes that all the cases are without merit and will vigorously defend itself, its officers and directors.

         In addition, the Company is aware of certain claims against the Company and ICT that have not developed into litigation, or if they have, are dormant. Further, the Company and ICT are parties to ordinary routine litigation, none of which is expected to have a material adverse effect on the Company's results of operations or its financial condition.

Item 2 - Changes in Securities - not applicable

Item 3 - Defaults Upon Senior Securities - not applicable

Item 4 - Submission of Matters to a Vote of Security Holders - not applicable

Item 5 - Other information - not applicable

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K during the three months ended September 30, 1998

         Form 8-K (Date of Event August 25, 1998) filed on August 26, 1998, attaching the Company's press release announcing that Source Media, Inc. was served with a class action.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SOURCE MEDIA, INC.
                                         (Registrant)

Date:   November 13, 1998                By: /s/ Paul Tigh
                                         -------------------------------------
                                             Paul Tigh
                                             Chief Financial Officer and
                                             Treasurer
                                             (Principal Financial Officer and
                                             Duly Authorized Officer)

                               Index to Exhibits


Exhibit
  No.               Description

  27                Financial Data Schedule