Form 10-K405
period 1998-12-31
SOURCE MEDIA INC
filed 1999-03-31
CIK 900029

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

    Aggregate market value of Common Stock held by non-affiliates as of March 24, 1999 $192,639,150
   ----------------------------

    Number of shares of Common Stock outstanding as of
March 24, 1999   12,842,610
----------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

    Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

    Proxy statement for the 1999 annual meeting of stockholders-- Part III

         Unless the context otherwise requires, all references to the "Company" or "Source" include Source Media, Inc. and its wholly-owned subsidiaries, IT Network, Inc. ("IT Network"), Interactive Channel, Inc. ("Interactive Channel"), SMI Holdings, Inc. ("Holdings"), and Interactive Channel Technologies Inc. marketed under the name of VirtualModem(TM) ("ICT", formerly known as Cableshare Inc.).

ITEM 1.  BUSINESS.

         Source Media operates through its subsidiaries in two business segments: IT Network and Interactive TV. The Interactive TV business includes the Interactive Channel, Inc. and Interactive Channel Technologies Inc.


         IT NETWORK

         IT Network sells advertising and related support services to clients who sponsor a promotional message with interactive content supplied or otherwise managed by IT Network. IT Network's products and services are distributed primarily through the Company's Publisher Partners which include over 500 Yellow Page directories with distribution of over 100 million households and more than 200 daily newspapers with aggregate circulation of over 20 million. IT Network's products and services are available in over 150 Dominant Market Areas (DMAs) across North America, Hawaii and the Caribbean. Products and services are also promoted and distributed over radio, television and the Internet.

         Significant Yellow Page Publisher Partners include Ameritech, Bell Atlantic, BellSouth, Pacific Bell, Southwestern Bell, GTE and Southern New England Telephone. BellSouth is the Company's single largest customer, representing approximately 12% of 1998 revenues. The Company's major newspaper Publisher Partners include The Washington Post, The Houston Chronicle, The St. Louis Post-Dispatch, The Arizona Republic, The Fort Worth Star-Telegram and The San Francisco Chronicle. Printed inserts invite customers to call a specific local phone number or log on to an Internet web site. Once connected, consumers have access to a wide variety of helpful and entertaining audio information. The Company and its Publisher Partners' voice information systems enable callers to navigate to specific topics by entering a four digit code and often allow consumers to talk directly to an advertiser at the push of a button. The Company's web site (www.localsource.net) allows consumers to obtain similar text information and streaming audio on the World Wide Web.

Products and Services

         Interactive Advertising Sales and Sales Agency Services. The Company sells interactive advertising on its own behalf and on behalf of its Publisher Partners. This advertising directs consumers to interactive information content that consumers can access over the telephone and the Internet. In situations where IT Network sells interactive advertising on behalf of Publisher Partners, it does so on a revenue sharing basis.

         Interactive Content. IT Network offers more than 15,000 audio information programs. The audio information is comprised of a variety of dynamic audio programs and consumer information services. Dynamic audio programs include news, weather, sports, horoscopes, soap opera updates, lottery results and other entertainment features, which are updated as frequently as required. Consumer information services provide local consumers with advice and information on a wide array of topics that include health, law, finance and home repair. Customers subscribing to these audio information services pay IT Network a monthly license and distribution fee.

         LocalSource(SM). LocalSource(SM) is an integrated product sold in conjunction with IT Network's newspaper Publisher Partners. The product provides local advertisers with a bundled advertising package that includes recurring print newspaper or Yellow Page advertising, semi-annual print advertising in the LocalSource (SM) magazine, audio sponsorship messages of information content, banner sponsorships of Internet content on the LocalSource(SM) web site, point-of-purchase material and the right to license the content in other media. IT Network sells LocalSource(SM) advertising sponsorships. Revenue is usually shared with participating daily newspapers.

         Other Services. IT Network provides other services including advertiser management and system management. The advertiser management service provides advertising clients with call and web site statistics and updates for their voice information advertisements on a regular basis. The systems management service provides technical support and maintenance of voice information systems for many of its Publisher Partners.

Distribution

         The Company sells interactive advertising and provides advertiser management, systems management and information services in accordance with separate agreements with each of its Yellow Pages Publisher Partners. The Company either purchases pages for a flat fee and retains all revenues, or it shares a percentage of the advertising sales revenue with the Yellow Pages Publisher Partner without purchasing pages. In revenue sharing arrangements, the amount retained by the Company depends on the level of advertiser management, systems management and information content services provided to the Publisher Partner and the amount charged for the services.

         Pursuant to its agreements with its newspaper Publisher Partners, the Company provides audio programming to newspaper publishers for a license and distribution fee. The fee is determined by the amount and type of content purchased, the size of the market and the circulation of the newspaper.


Technology and Programming

         National news, weather, sports and advertiser messages are edited and produced in the Company's studios. Copywriters prepare written scripts from information obtained under contract from various news-gathering services. The written scripts are then used to produce voice recordings with mixed background music. The finished audio recording is loaded into a central computer system and transmitted to local voice information systems through a wide-area network that connects individual computer systems in each of the local markets with the Company's central administration facility in Irving, Texas. Information may be transmitted over IT Network's digital satellite network or over land lines. Multiple telephone lines are connected to each system to process local incoming calls. There is no charge to the caller. The finished audio product is also distributed to World Wide Web sites using streaming audio technology.

Competition

         The Company is aware of other companies currently offering some of the information services provided by IT Network. Consumers can call a variety of "900" services for information provided by, among others, AT&T, GTE, MCI and certain major newspaper publishers. Callers are generally charged for calls to these "900" services. In most of its markets, the Company is aware of a number of companies, including local newspapers and radio stations, that provide certain free, on-demand telephone programming similar to that offered by IT Network. Other competitors, such as Associated Press, Interactive Media Services, Inc., Interactive Information Services, L.L.C. and Interactive Communications Inc. (a subsidiary of Century Telephone Enterprises), offer services similar to those of IT Network. These competitors may use Yellow Pages directories, newspapers, mailers or other print media to distribute and promote their programming services. In addition to these providers of on-demand telephone services, potential competitors include any information service provider, newspaper or telephone company.

INTERACTIVE TELEVISION

         The Company's Interactive TV business consists of the combined efforts of the Interactive Channel and ICT subsidiaries.

Products and Services

         The Company has designed and is developing proprietary software and interactive programming services that can enable digital, two-way television systems equipped with digital (or advanced analog) set-top boxes to deliver two-way, interactive programming with the touch of a set-top remote or the use of a wireless keyboard. The Company has focused its offerings on cable operators who have upgraded their infrastructure to two-way digital systems and can therefore offer these services:


         Content. Subscribers may be offered a variety of local and national information on-demand, including local and national news, weather and sports; stock quotes; local school information such as lunch menus, sports schedules, homework and artwork; on-line home shopping;
interactive Yellow Pages; movie guides; travel information; games and a variety of other features.

         E-mail. Subscribers may send and receive E-mail on their television without the use of a personal computer.

         Internet access. Subscribers may have Internet access on their television without the use of a personal computer.

         Interactive Program Guide ("IPG"). Interactive TV's IPG can provide viewers with a navigational tool for all of the cable operators' digital offerings.

         Other products. Electronic commerce, video-on-demand ("VOD") and other interactive services are also possible with this service.

Technology

         Interactive TV can be delivered by cable operators utilizing the Company's proprietary server-based software platform, VirtualModem(TM). This platform enables operators with upgraded digital, two-way systems to provide interactive services to the subscriber's television set from the system head-end to a VirtualModem(TM) enabled set-top box. The Company believes that this server-based approach provides significant cost and administrative advantages over other potential technologies as it requires neither additional hardware in the home nor an installation visit. The widespread deployment of Interactive TV is dependent on the adoption and distribution of digital set-top boxes as the industry standard.

Proprietary rights and intellectual property

         The deployment and operation of Interactive TV utilizes proprietary technology which protects the Company's system for delivering individually addressed video images and accompanying audio to television viewers in response to viewer requests. The Company's proprietary technology also enables different viewers within the system to receive video images over different television channels. The Company owns twelve U.S. patents with expiration dates from 2005 through 2010 and twenty-three international patents or patent applications. The Company's patents cover methods and applications for the selection, storage, retrieval and presentation of video and audio messages presented over various distribution outlets.

         The Company relies on ICT for research and development of software for multimedia file servers and digital set-top boxes. It is the Company's policy to enter into confidentiality or license agreements with its employees, consultants and other outside parties and to seek to control access to, and distribution of, its proprietary information.

Distribution

         In order to offer Interactive TV in a market, the Company negotiates a carriage or affiliation agreement with the cable operator. This agreement would authorize the cable operator to sell and promote Interactive TV and contains terms and conditions regarding pricing, revenue sharing and joint marketing arrangements.

         In the past, the Company has had carriage agreements to offer its services as a premium channel on analog systems with Century Communications in Colorado Springs, Colorado and with Marcus Cable in Denton, Texas. The Company and Century agreed to discontinue the analog-based pilot effective April 1, 1998 and the trial with Marcus was discontinued later in 1998.

         The Company has decided to focus its resources on seeking distribution as part of a tiered package in digital systems. The Company currently has an agreement with Cablevision Systems L.P. ("Cablevision") and a Letter of Intent with Insight Communications ("Insight"). Under the terms of the arrangement with Insight, it is contemplated that subscribers will be introduced to various interactive programming using the Company's technology and services in the second quarter of 1999.

         There is intense competition among programming suppliers for access to cable channels. There can be no assurance that the Company will be able to obtain agreements with any other cable system operators providing channel access on terms favorable to the Company, if at all.


Competition

         The Company believes that for the foreseeable future, consumer access to interactive television will generally be through telephone lines, cable systems and satellite systems. The Company believes that there are companies offering similar services and alternative technologies. Some of these offerings may become directly competitive while others may prove to be complementary to the Company's products and services. Regardless, this is an industry of rapid technological change, and new competitors can be expected.

         WebTV, which is owned by Microsoft, offers Internet access to the television over telephone lines using a separate set-top device. It has been announced that the operating system used for WebTV may be incorporated into the next generation of set-top boxes. Roadrunner and @Home offer Internet services through the cable system to the household PC; @Home has announced its intention to provide its service to the television using a more advanced digital set-top box. Wink TV provides a silent text overlay (with some graphics) displayed when a consumer presses a button on a television remote control. WorldGate has announced that it is testing a product that can deliver Internet access over cable systems to the TV. The concept WorldGate has announced is similar to the Company's Internet access and is the subject of patent litigation initiated by the Company. GTE MainStreet is an interactive navigational system being commercially deployed in Clearwater, Florida and Ventura, California and offers interactive programming over cable systems. As a result of a patent litigation settlement with GTE, the Company has licensed its technology to GTE for a fee. Wink is available to the consumer without the purchase of additional equipment. WorldGate and GTE Mainstreet currently require additional analog hardware although they have announced their intent to provide digital services. There are also other companies providing Internet access to the television either through high-speed cable modems or satellites. These companies compete with the Company for consumers seeking an interactive television experience.

         To the extent that one or more competitors is successful in developing an interactive television service, the Company could be materially adversely affected. The Company competes with other potential interactive television service providers, as well as other sources of programming, to establish relationships with cable system operators. Microsoft Corporation, the owner of WebTV, has invested in Comcast, Inc., one of the largest cable system operators. In addition, the interactive television industry and Interactive TV face competition for consumer usage from personal computer services and other companies offering television access to the Internet.

PROPOSED TRANSACTION

         On February 11, 1999, the Company, Prevue Ventures, Inc. and its parent, United Video Satellite Group, Inc. (collectively "Prevue") executed a Letter of Intent to enter into a joint venture ("Newco") to exploit the Company's Interactive TV business. The Letter of Intent is subject to the execution of definitive documentation, including representations and warranties, covenants and conditions to closing. There can be no assurance that the Company and Prevue will be able to agree on the form of such definitive documents or that, if agreed upon, the transaction will be consummated.

         Newco would be capitalized initially with a $5.0 million capital contribution by Prevue in consideration for a 45% equity ownership in Newco. The Company would grant to Newco an exclusive, perpetual, royalty free, irrevocable, worldwide license, with the right to sublicense, to all of the Company's intellectual property that has application in its VirtualModem(TM) and Interactive Channel business, as well as to any future lines of business of Newco, except that Newco's license would specifically exclude application in the field of on-screen television program guides. The Company would grant to Prevue an exclusive, perpetual, royalty free, irrevocable, worldwide license, with the right to sublicense, to all of the Company's intellectual property solely for use and application in the field of on-screen television program guides.

         Prevue would also commit to provide Newco advances on an as-needed basis, of up to an additional $5.0 million to fund the operations of Newco. Such advances would be in the form of secured convertible subordinated debentures ("Newco Debentures") accruing interest at a compounding annual rate of 6%. Interest would not be payable during the first five years, and the Newco Debentures would mature after seven years, at which time all principal and the interest accrued during the first five years would be payable. The Newco Debentures would be convertible into super-voting equity interests of Newco. Assuming the full funding in respect of the Newco Debentures and a full conversion thereof, including conversion of accrued interest amounts for the first five years, Prevue would have 59.5% equity ownership in Newco and 88.0% of the total voting power of Newco.

         The Company and Prevue have further committed to provide funding of up to an additional $10.0 million proportionate with their respective fully-diluted interests in Newco pursuant to capital calls made by Newco management in accordance with the expenditures contained in an agreed-upon budget. The funding of such $10.0 million and any additional funding that may be required by Newco requires a 90% vote during the first three years and, thereafter, a majority of the Newco votes, in accordance with specified capital call procedures.

         Prevue would also provide certain services to Newco, including affiliate sales and marketing, network operations, accounting and national advertising sales and support. The Company would provide to Newco system-specific, locally-focused content, including local advertising, Yellow Pages and classified advertising, local news and sports information. Prevue would be required to use commercially reasonable efforts to facilitate distribution of Newco's products through United Video's affiliates and other contractual relations. In all cases, services will be provided on commercially reasonable terms and on an arm's-length basis. Both Prevue and the Company have agreed that they will not compete with the services of Newco while a significant shareholder of Newco.

         The Company and Prevue would initially have equal management representation in Newco. Prevue would have the right to nominate the President and Chief Operating Officer of Newco, subject to Company approval. Upon the acquisition by Prevue of a majority of the vote of Newco, Prevue would obtain management control. However, certain special actions by Newco would continue to require a 90% super-majority vote. Such special actions would include material deviations from Newco's business strategies during the first three years, (including a significant deviation in the amount of capital contributions by the parties from an agreed upon business plan), issuance of additional equity, distributions to equity holders, asset sales and other significant matters.

         The Letter of Intent contemplates a "buy-sell" arrangement whereby either party, following the third anniversary of the joint venture, may send to the other party a notice specifying a price at which the other party can purchase the notifying party's entire interest in Newco. If the notified party does not elect to effect such purchase, it must sell its interest in Newco to the notifying party at the specified price. All super-majority voting rights would terminate upon the initiation of a buy-sell procedure or an initial public offering of Newco. The Company would be required to redeem the warrants issued to Prevue upon the initiation of a buy-sell procedure. The redemption price would be payable, at the election of Prevue, either in the Company's common stock or, if permitted by the Company's financing agreements, in cash. The Letter of Intent also provides for certain transfer restrictions relating to Newco interests, drag-along and tag-along rights with respect to such interests, and rights upon a change in control of the Company.

         Pursuant to the terms of the Letter of Intent, upon formation of Newco, Prevue would acquire 842,105 shares of common stock of the Company for a purchase price of $12.0 million in cash. The Company would also issue to Prevue five-year warrants to acquire up to 14,155,356 shares of the Company's common stock at an exercise price of $14.25 per share. The Company and Prevue would enter into a stockholders agreement with provisions to protect Prevue's interest in the Company, including preemptive rights and proportionate Board representation. Initially, upon the closing of the transaction, the Company's Board of Directors would consist of seven members, two of whom would be designated by Prevue.

         The Letter of Intent requires that the parties negotiate the definitive documents in good faith, with commercially reasonable efforts, and exclusively with each other for 90 days. If either the Company or Prevue fails to use its good faith commercially reasonable efforts as such, the other has agreed to pay as liquidated damages $3.0 million plus out-of-pocket costs and expenses associated with due diligence and negotiation. In addition, the Company has agreed to pay such liquidated damages and costs and expenses if it breaches the exclusivity agreement prior to execution of definitive documents and, within 240 days after the execution of the Letter of Intent, enters into a significant transaction with a third party.

         Upon the execution of definitive documents, the Company intends to seek the approval of its common stockholders, as well as the approval of the holders of its long-term debt and preferred stock. The consummation of the definitive documents will also be subject to any required clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("Hart-Scott"). If for any reason the transaction is not consummated after the execution of definitive documents, other than a failure to satisfy the condition relating to Hart-Scott, the Company would be required to grant to Prevue a perpetual and non-exclusive license to the Company's intellectual property. Such license would require payments of royalties to the Company in an amount equal to .001% of revenues attributable to the intellectual property, but in no event less than $50,000 annually. If the transaction is not consummated after the execution of definitive documents as a result of the Company's breach of the exclusivity agreement and the Company enters into a significant transaction with a third party within one year after the execution of the Letter of Intent, in addition to such non-exclusive license grant, the Company would be required to pay Prevue as liquidated damages $10.0 million plus out-of-pocket costs and expenses, provide for two Prevue representatives on a seven-member Board of Directors of the Company and issue to Prevue five-year warrants to acquire 3,208,700 shares of the Company's common stock at an exercise price of $7.125 per share.

         The obligations of Prevue under the Letter of Intent and the definitive documents (as they are entered into) are guaranteed by United Video.

EMPLOYEES

         As of March 15, 1999, the Company had a total of 275 full and part-time employees. None of the Company's employees are subject to a collective bargaining agreement. The Company has experienced no work stoppage and believes that it has good relations with its employees.

REGULATORY MATTERS

         The telecommunications and cable television industries are subject to extensive regulation by federal, state and local governmental agencies. Existing regulations were substantially affected by the passage of the Telecommunications Act of 1996 (the "1996 Telecom Act") in February 1996. This legislation was implemented in administrative proceedings conducted by the Federal Communications Commission ("FCC") and state regulatory agencies.

         Most current regulatory and legislative activity addresses how telephone companies and cable television companies may enter new lines of business, the manner in which they can participate in new lines of business and the rates they can charge consumers. Local exchange carriers, including the Regional Bell Operating Companies ("RBOCs"), will be facing more serious competition and will be able to enter new markets. Cable television companies are now also permitted to provide telephone service. The federal and state administrative proceedings may also affect the nature and extent of competition that will be encountered by the Company.

         The on-line information and services industry is evolving and will be affected in the future by laws, regulations and policies adopted at the federal, state and local levels of government. There are many laws, regulations and policies, both existing and proposed, at all levels of government that may impact, in varying degrees, the manner in which the Company markets and provides Interactive Channel's and IT Network's products and services. Neither the outcome of these proposals, nor their impact on the on-line information and services industry in general, or on the Company in particular, can be predicted at this time.

FORWARD LOOKING INFORMATION AND RISK FACTORS

         The Company or its representatives from time to time may make, or may have made, certain forward-looking statements, whether orally or in writing, including without limitation any such statements made, or to be made, in the Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and other information contained in its various filings with the Securities and Exchange Commission. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the "safe harbor" established in the Private Securities Litigation Reform Act of 1995. Accordingly, such statements are qualified in their entirety by reference to, and are accompanied by, the following discussion of certain important factors that could cause actual results to differ materially from those projected in such forward-looking statements.

         The Company cautions you that this list of factors does not describe all of the risks of an investment in our common stock. We operate in a rapidly changing business environment, and new risk factors continually emerge. We cannot predict every risk factor, nor can we assess the impact of all these risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those projected in any forward-looking statements. Accordingly, you should not rely upon forward-looking statements as a prediction of our actual results.

         Substantial leverage; ability to service debt. Our high degree of leverage could have certain negative consequences on our operations and financial condition. We are highly leveraged and substantially all of our assets are subject to security interests securing our 12% Senior Secured Notes due 2004 ("Notes"). As of December 31, 1998, we had total indebtedness of approximately $100 million in Notes and 13 1/2% Senior PIK Preferred Stock ("Preferred Stock") with a stated value of $22.8 million due in 2007.

         Our high degree of leverage and the covenants imposed by our Notes and our Preferred Stock could have certain negative consequences, including:


         o Substantial cash flow from our operations will be required for the payment of principal and interest on our Notes and will not be available for other purposes;

         o Our ability to obtain additional financing in the future may be impaired;

         o The indenture under which our Notes were issued imposes significant financial and operating restrictions;

         o We may be more leveraged than some of our competitors and this may place us at a competitive disadvantage; and

         o Our high degree of leverage may make us more vulnerable to changes in economic conditions, limit our ability to withstand competitive pressures and technological developments, consummate acquisitions and capitalize on business opportunities and make us a less attractive candidate for a strategic transaction.

         We require substantial cash flow to meet our payment obligations with respect to our Notes and other indebtedness. Our cash flow is dependent on future performance and is subject to financial, economic and other factors, some of which are beyond our control. If we are unable to generate sufficient cash flow from operations or otherwise satisfy our obligations on our Notes and other indebtedness, we may be required to refinance all or a portion of these obligations or sell some of our assets. We expect that any payment of the principal on any of our Notes may have to be refinanced, including the possibility that this financing may occur by selling some of our assets. Likewise, the redemption of, or payment of cash dividends, on our Preferred Stock or other indebtedness, may have to be refinanced, including the possibility that this financing may occur by selling some of our assets. However, the indenture underlying the Notes restricts our ability to incur additional indebtedness and to sell assets. Additionally, we may not be able to refinance or sell assets on acceptable terms when needed.

         Need for additional financing. We will require substantial additional financing in order to pursue our current business plan for Interactive TV. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. If such financing is available, the terms of such financing may limit the amount of additional investment in the Interactive TV business. Moreover, if we raise this additional capital through borrowing or other debt financing, we would incur additional interest expense. Sales of additional equity securities will dilute, on a pro rata basis, the percentage ownership of all holders of common stock. Any inability to obtain additional financing will materially adversely affect us, including possibly requiring us to significantly curtail operations.

         Insufficient collateral. We may not have sufficient collateral to repay our Notes. If an event of default under the indenture occurs, the collateral may not be sufficient to repay our Notes in full. Although the collateral consists of substantially all of our assets, most of the assets consist of cash, investments, goodwill, other intangibles and accounts receivable. The tangible assets (excluding cash, investments and receivables) included in the collateral, as of December 31, 1998, had a net book value of approximately $4.4 million, and consists primarily of computer and other equipment.

         Change of control. A change of control would require us to offer to purchase our Notes and Preferred Stock, for which we may not have sufficient funds. If a change of control occurs, we must offer to repurchase our Notes at 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase, and our Preferred Stock at 101% of the liquidation preference plus accumulated and unpaid dividends. We cannot be certain that we will have sufficient funds to make any required repurchase. If we do not have sufficient available funds to pay for our Notes tendered for repurchase, an event of default will occur under the indenture. If an event of default occurs, this will result in acceleration of maturity of our Notes unless waived by the holders of our Notes and our Preferred Stock. If we are required to offer to repurchase our Preferred Stock and we do not have sufficient available funds, the holders of our Preferred Stock will have the right to elect two directors.

         Historical and projected losses. We have reported both an operating loss and a net loss in each year since our inception, including an operating loss of $48.8 million and a net loss attributable to common stockholders of $62.6 million in the year ended December 31, 1998, including a one-time non-cash write-down of intangible assets of $25.9 million. We expect to incur operating losses at least through 1999 and may incur operating losses thereafter.

         Risks related to proposed transaction with Prevue. A number of risks are posed by our proposed Letter of Intent with Prevue, including the following:

         o We are required to use good faith commercially reasonable efforts to negotiate definitive documents with Prevue. If we are unsuccessful in completing definitive documents for the transaction, we will have expended a significant amount of our capital and resources in exploring the joint venture, and will nonetheless be left without a significant strategic partner for the exploitation of Interactive TV.

         o We are also required to negotiate exclusively with Prevue until May 12, 1999. If we are found to have breached this exclusivity requirement, or to have failed to use good faith commercially reasonable efforts to negotiate definitive documents, we may be required to pay a $3.0 million liquidated damages provision.

         o The transaction will be subject to a number of conditions precedent, including the approval of the holders of Notes and Preferred Stock and the approval of our stockholders for the issuance of the shares and warrants to Prevue. There is no assurance that such approvals will be obtained or that we will be able to consummate the transaction. If we are successful in completing the definitive documents but are unable to consummate the transaction, we will be required nonetheless to grant Prevue and certain of its affiliates (including News Corp. and Tele-Communications, Inc.) a perpetual and non-exclusive license to our interactive television technology for a nominal license fee. In such event, we will have expended a significant amount of our capital and resources in exploring the joint venture, and will be left without a significant strategic partner for the exploitation of our interactive television technologies.


         o A number of risks are also posed if we do consummate the proposed transaction with Prevue:

                  - If we are unable to raise the capital required by the joint venture after a capital call, our equity position in Newco will be diluted.

                  - The success of Newco will be dependent upon the ability of Prevue to obtain distribution and negotiate licensing arrangements for the interactive television technology.

                  - Even if Newco is successful in obtaining distribution, there is no assurance that Newco will be able to achieve profitability.

                  - We may be unable to negotiate commercially reasonable terms with Newco for its anticipated purchase of our information content and there can be no assurance that the provision of such content will be profitable to us.

                  - Newco may be unable to negotiate commercially reasonable terms with Prevue for the anticipated provision by Prevue of certain services to Newco.

                  - Prevue would own shares and warrants that would enable it to purchase in the aggregate up to 40% of our common stock on a fully-diluted basis, giving it significant influence over the Company. Such ownership stake could discourage a potential acquirer, and could have a depressive effect on the price of our stock, or on our ability to obtain a premium for our stock in the event of any takeover attempt.

                  - Future sales by Prevue of their shares, or even the possibility of such sales, could have an adverse effect on the price of our shares.

         Access to channels on cable systems and uncertainty of subscriber acceptance. Our ability to offer our programming services on any cable television system depends on obtaining a satisfactory agreement from the cable operator. Intense competition exists among suppliers of programming for access to channels. We cannot be certain that we will enter into carriage agreements. Even if carriage agreements are entered into, there is no assurance that our programming services will be distributed as a result of such agreements.

         Even if we have channel access and distribution, there is no assurance that a significant market for interactive television will develop or that cable subscribers will use the television as a source of interactive information and services. In addition, our programming services will be competing with other interactive information and entertainment sources. This competition includes services offering access to the Internet through the television. There is no assurance that our programming services will prove more desirable than these competing services. If our programming services do not achieve market acceptance, we will be unable to implement our business strategy and our business will be materially adversely affected.

         Availability of programming. If we obtain distribution for our programming services, our success will be highly dependent on the availability of high-quality programming applications. We depend on independent information sources, such as third-party suppliers, local media, retailers and information service providers in order to create, produce and update the programming at no, or minimal, cost to us. There is no assurance that we will succeed in attracting and retaining these independent programming sources. If independent information sources do not develop high quality, up-to-date programming applications capable of being delivered on our programming services and that appeal to subscribers, or if suppliers are unwilling to provide these applications to us on favorable terms, we will have to increase the extent to which we supplement the independent programming services with our internal programming. This will increase our operating costs.

         Reliance upon proprietary technology. We rely heavily on our proprietary technology. Our licenses of technology to third parties, including grants of sub-license rights, could increase the competition we face or diminish the value of our technology. Despite precautions taken by us, third parties may copy or otherwise obtain and use our products or technology without authorization or independently develop similar products and technology. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. We cannot be certain that the steps we have taken will prevent misappropriation of our technology or that litigation will not be necessary in the future to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others, or defend against claims of infringement or invalidity. Such litigation, including without limitation litigation which has previously been disclosed, could result in the invalidation of our proprietary rights and, in any event, would likely result in substantial costs and diversion of management time, either of which could have a material adverse effect on our business.

         We believe that our technology rights, including patents, are among our most significant and valuable assets. If our technology rights are adversely affected, if our technology becomes obsolete, if competitors develop alternative technologies, or if one or more of our patents is invalidated, our prospects and value may be diminished.

         Further technical development is needed to improve the economics of deploying Interactive TV to multiple cable systems. There are no assurances that the necessary technology will be completed, or if it is, that it will be completed on schedule or on budget.

         Delayed digital roll-out. Expansion of the Interactive TV business is dependent upon the incorporation of our technology into digital set-top boxes, the widespread distribution of digital set-top boxes, and the upgrading of cable infrastructure to two-way, digital capabilities. If cable companies delay conversion of their systems to digital set-top boxes or limit the number of digital set-top boxes ordered, our business plan would be adversely affected.

         Integration of technology with digital set-top boxes. Subscribers' set-top boxes must be enabled with VirtualModem(TM) software in order to access the Interactive TV services. We have completed the integration of our software with General Instrument Corporation's DTC 2000 set-top boxes, and we are working with Scientific-Atlanta, Inc. to integrate our software into the digital set-top boxes they manufacture. However, neither company, nor any other set-top manufacturer, is required to integrate our software, and there is no assurance that they will integrate our software in their products. This would have a material adverse effect on our business.

         Competition. In an industry characterized by extensive capital requirements and rapid technological change, we face potential competition for the acceptance of our on-line programming and services from a number of companies, most of which have significantly greater financial, technical, manufacturing and marketing resources than us and may be in a better position to compete in the industry. In addition, we face competition for advertiser revenues from other media, including radio, television, newspapers, magazines and the Internet. We believe that for the foreseeable future, public access to on-line television will generally be through cable operators. Accordingly, we must compete with other providers of television programming to establish relationships with cable operators to gain channel access.

         In addition, certain RBOCs have provided voice information services in the past. There is no assurance that the RBOCs will not provide such services again in the future. If one or more RBOCs begin providing such services, the resulting competition may have a material adverse effect on our financial condition and performance. In addition, certain former employees of a division of Brite Voice System, Inc., acquired by the Company in October 1997 (some of whom are also former employees of the Company), operate a competing business.

         Evolving nature of business. The on-line information and services industry is experiencing rapid change. Products or technologies developed by others could render obsolete or otherwise significantly diminish the value of our products or technologies. Our future performance depends substantially on our ability to respond to competitive developments; upgrade our technologies and programming; commercialize products and services incorporating upgraded technologies and programming; and adapt our operational and financial control systems as necessary to respond to continuing changes in our businesses. We cannot be certain that we will be successful in these efforts.

         Shareholder rights plan. We adopted a shareholder rights plan and declared a dividend distribution of one common share purchase right on each outstanding share of the common stock. Our shareholder rights plan has certain anti-takeover effects. Generally, if a person or group acquires 15% or more of the common stock, the rights will entitle shareholders other than the acquirer to purchase shares of the common stock (or, in certain circumstances, cash, other property or other securities) at half price. In addition, if, after the acquisition by a person or group of 15% or more of the common stock, we sell more than 50% of our assets or earning power or we are acquired in a merger or other business combination transaction, the acquirer must assume the obligations under the shareholder rights plan and the rights become exercisable to acquire the shares of stock of the acquirer at the discounted price. The shareholder rights plan, along with certain provisions of our Certificate of Incorporation and Bylaws and of Delaware law, could delay or make difficult a merger, tender offer or proxy contest involving us.

         Stock volatility. Our common stock price can be extremely volatile and has experienced substantial and sudden fluctuations. Speculation, whether or not based in fact, has in the past and may in the future cause volatility or speculative fluctuations in the price of our common stock.

         Common stock price. The market price of our common stock could be negatively affected if the sale of a substantial number of shares occurred. Sale of a substantial number of shares of our common stock in the public market could negatively impact the market price for our common stock. All shares of the common stock outstanding are freely traded without restriction by persons other than our "affiliates". In addition, as of March 15, 1999 there were options, warrants and exchange rights outstanding entitling such holders to acquire approximately 8.5 million shares of our common stock.

         Year 2000. Although we have implemented a program to address the Year 2000 issue, we have not yet completed all necessary phases of the Year 2000 program. There can be no assurance that our efforts to solve our potential Year 2000 problems will be successful, or even partially successful. In the event that we do not complete any additional phases, we may be unable to take customer orders, provide services and products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also have a material adverse affect on us. We could be subject to litigation for computer systems product failure, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         Reliance on key personnel. Our future performance depends in large part on the services of certain executive officers and other key personnel, the loss of any one of which could be detrimental to our success. In addition, for us to implement our strategy and continued development and growth, it will be necessary to attract and retain qualified personnel in all areas.

         Government regulation. Current and future government regulation may have an impact on our business. The telecommunications and cable television industries are heavily regulated by federal, state and local governmental agencies. Existing regulations were substantially affected by the passage of the 1996 Telecom Act in February 1996, which allows cable television companies and telephone companies both to enter and participate in new lines of business. This introduces the possibility of new, non-traditional competition for both cable television and telephone companies and may result in greater potential competition for us. The outcome of federal and state administrative proceedings may also affect the nature and extent of competition that we will encounter. In addition, future regulations may prevent us from realizing sales of database information about consumers obtained by us from our television and telephone businesses. BellSouth is also allowed to terminate its agreement with us if it determines that regulatory changes impact our ability to perform under such agreement. These competitive developments, as well as other regulatory requirements relating to privacy issues, may have a material adverse effect on our business.

Organizational History

         For financial reporting purposes, the Company operates in two business segments: IT Network and Interactive TV. For information regarding revenues, operating results, identifiable assets and certain other information by business segment, see Note 13 - Segment Reporting, as presented in the Company's Notes to Consolidated Financial Statements. The Company's operations are conducted through its subsidiaries, IT Network, Interactive Channel and ICT. Holdings was incorporated in Colorado on July 19, 1988 and reincorporated in Texas in 1991. On June 23, 1995, Holdings merged with a wholly-owned subsidiary of HB Communications Acquisition Corp. ("HBAC"), a public company formed in Delaware for the purpose of acquiring a company engaged in the communications industry, with Holdings surviving as a wholly-owned subsidiary of HBAC (the "Merger"). In connection with the Merger, HBAC changed its name to Source Media, Inc., and the outstanding common stock and preferred stock of Holdings were converted into common stock of the Company. On January 14, 1997, Source acquired all of the outstanding shares of ICT that it did not already own in exchange for 1,390,000 shares of common stock, making ICT a wholly-owned subsidiary of the Company. Holdings owns the patented technology utilized by the Company for Interactive TV and ICT provides research and development services for the Company. On October 30, 1997, the Company purchased certain of the electronic publishing assets of Brite Voice Systems, Inc. ("Brite") for $35.6 million and certain of the assets of Voice News Network ("VNN"), a unit of Tribune Company, for $9.0 million (the "October 1997 Acquisitions"). In October 1997, Holdings formed IT Network and Interactive Channel as wholly-owned operating subsidiaries.

ITEM 2.  PROPERTIES

         The Company leases approximately 16,200 square feet of office space at 5400 LBJ Freeway in Dallas, Texas for its corporate offices and for Interactive Channel. This lease expires in September 2001. The Company also subleases from GTE Directories Corporation approximately 17,800 square feet of office space at 5601 Executive Drive, Irving, Texas where it conducts IT Network operations. This sublease expires in September 2000. The Company also has offices in major DMAs where it maintains the on-line voice response system that supports IT Network voice information services. The Company maintains five regional sales offices across the country from which its sales force is based. These offices operate under various leases which expire through March 2001. The Company believes that its existing facilities are suitable to meet its requirements for the immediate future but will evaluate facilities to accommodate the Company's growth as necessary. Substantially all of the Company's assets are subject to a security interest granted in connection with the issuance of the Notes.

Item 3. Legal Proceedings and Claims

        In October 1998, the Company settled all litigation in Ontario, Canada, in connection with Marvin Lerch, the former Chief Executive Officer and a former shareholder of ICT and certain of his relatives, also former ICT shareholders. The settlement resolved all litigation by Lerch and his family members against the Company, certain executive officers and a former director of ICT. Under the terms of the settlement, the parties agreed to dismiss all actions, and the Company agreed to transfer a total of 87,500 shares of the Company's common stock to the plaintiffs. The Company recorded an additional expense of $0.5 million in the fourth quarter of 1998 reflecting this settlement.

        On May 11, 1998, ICT and Holdings filed an action in U.S. District Court for the District of Delaware against WorldGate Communications, Inc. ("WorldGate") alleging that WorldGate has infringed four of the Company's patents. Each party has filed a Motion to Dismiss certain claims and no date has been set for a hearing by the district court. The Company intends to aggressively defend its patents.

        In July 1998, the Company initiated an action in the Western District of Michigan federal court against a former employee of Brite, Michael Shell ("Shell") and three companies (Interactive Media Services, Inc., Interactive Information Services, LLC, and Talking Directories, Inc. ("TDI")), alleging copyright infringement and breach of contract. On October 14, 1998, the federal court issued a preliminary injunction in favor of the Company enjoining the competitors from, among other things, selling, licensing, distributing or reproducing works derived from the Company's information. On December 2, 1998, the Company filed a Motion for Further Preliminary Injunctive Relief in Michigan federal court against the same companies involved in the first action. The action for Further Relief is based on alleged copyright infringement by the defendant companies of the Company's proprietary satellite software used to transmit the Company's voice information to its customers' receiving systems. A trial date has been set for November 8, 1999. The Company is also involved in certain litigation in federal and state courts in Kansas related to tortious interference with the Company's contractual relationships with customers and to violations of non-compete agreements by former employees of IT Network. The Company intends to aggressively pursue all of these cases.

        On January 11, 1999, Brite Voice Systems, Inc. ("Brite") filed a lawsuit against IT Network and Source in the United States District Court of the District of Kansas. Brite alleges three claims: (1) breach of a September 1997 Asset Purchase Agreement for which Brite seeks recovery of alleged damages of approximately $112,000; (2) breach of an October 1997 Lease and Service Agreement in connection with such Asset Purchase Agreement, for which Brite seeks recovery of alleged damages of approximately $30,000; and (3) a declaratory judgment with respect to all indemnity claims for which IT Network has provided Brite notice pursuant to the Asset Purchase Agreement. The Company is required to respond by April 26, 1999, and intends to vigorously defend itself and to assert counterclaims.

        On August 21, 1998, the first of fourteen class action cases was filed against the Company and certain officers and directors in federal court in the Northern District of Texas. The litigation is pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. The federal court has appointed three firms collectively as the lead counsel, and on March 3, 1999 the plaintiffs filed a Consolidated and Amended Class Action Complaint to which a response is due by April 19, 1999. The Company believes that all of these cases are without merit and will vigorously defend itself and its officers and directors.

        On October 6, 1998, Advanced Interactive, Inc. filed a complaint in U.S. District Court for the Northern District of Illinois, Eastern Division, against ICT and the following other companies: Matsushita Electric Corporation, Matsushita Electric Industrial Co., Ltd., Sharp Electronics Corp., Sharp Corp., Thomson Consumer Electronics, Toshiba Consumer Products, Inc., Toshiba America, Inc., Toshiba Corporation, General Instruments Corp., Scientific Atlanta, Inc., ATI Technologies, Inc., ADS Technologies Inc., Gateway 2000, Inc., STB Systems, Inc., Hauppauge Computer Works, Inc., WebTV Networks, Inc. and WorldGate Communications, Inc. (collectively the "Defendants"). Advanced Interactive alleges that ICT infringed two claims of one of its patents by manufacturing, using and/or selling or offering to sell "Sourceware(TM) ChannelLink(TM)". The same allegation is made against each Defendant for its particular product or service. The Plaintiff seeks damages, but makes no claims against ICT's or any other Defendant's patents. ICT, and each of the Defendants, have filed an Answer and seek to collectively join the Motion for Partial Summary Judgment submitted by Matsushita Electric Corporation of America, Sharp Electronics Corp., Sharp Corp. and the Toshiba Defendants. The court has not yet considered the Defendant's collective Motion for Partial Summary Judgment. The Company believes this case is totally without merit and intends to vigorously defend itself.

        In addition, the Company is aware of certain claims against the Company that have not developed into litigation, or if they have, are dormant, and in any case are not expected to have a material adverse affect on the Company. Further, the Company is party to ordinary routine litigation, none of which is expected to have a material adverse effect on the Company's results of operations or its financial condition.


EXECUTIVE OFFICERS OF THE COMPANY

         Information regarding the Company's executive officers including their respective ages at March 24, 1999 is set forth below:


        NAME                   AGE      POSITION WITH THE COMPANY
        ----                   ---      -------------------------
     Timothy P. Peters         41       Chairman of the Board, Chief Executive
                                        Officer and Director
     John J. Reed              41       President and Director
     F. Paul Tigh              46       Chief Financial Officer and Treasurer
     Maryann Walsh             51       General Counsel and Secretary
     Daniel D. Maitland        48       Executive Vice President and President
                                        of IT Network
     W. Thomas Oliver          56       Executive Vice President and President
                                        of Interactive Channel

         Timothy P. Peters has served as a director of Holdings since its inception in 1988 and was elected Chief Executive Officer in December 1992 and Chairman of the Board of Holdings in August 1994. Mr. Peters was President of Holdings from 1988 to 1996. Mr. Peters has served as Chairman of the Board, Chief Executive Officer and a director of the Company since June 23, 1995, the effective date of the Merger and was President from that date until 1996. In 1986, Mr. Peters founded Information Express Co., an operator-assisted Yellow Pages company that served the Denver area, where he acted as a Vice President from 1986 to 1988.

         John J. Reed has served as a director of Holdings since its inception in 1988 and as President of Holdings since 1996. Mr. Reed has served as a director of the Company since June 23, 1995, the effective date of the Merger and served as Executive Vice President from that date until 1996, when he was appointed President. From 1990 to December 1996, Mr. Reed served in various positions with Holdings, including Executive Vice President of Sales and Marketing. Mr. Reed was Chairman of the Board of ICT from November 1991 to October 1993, and President of the Interactive Channel from 1994 to 1996. From 1986 to 1989, Mr. Reed was President of Reed & Associates, a Dallas-based real estate brokerage and professional services firm, of which he is the sole shareholder. Mr. Reed has conducted business through this firm from time to time since 1989.

         F. Paul Tigh has served as Chief Financial Officer and Treasurer since July 1998. Mr. Tigh joined the Company in April 1998 as Vice President and Corporate Controller. Prior to joining Source Media, Mr. Tigh was Chief Financial Officer for Advanced Telemarketing Corporation. His previous employment includes increasingly responsible positions with Scientific Atlanta, Inc., Allied Signal, Inc. and Bendix Corporation.

         Maryann Walsh has served as General Counsel of the Company since January 1995 and Secretary of the Company since March 1995. Together with Mr. Peters, she founded Information Express Co. and served as its Corporate Counsel and Secretary. In 1981, she worked for a law firm in London, England and most recently was with a law firm in Jakarta, Indonesia from 1989 through 1994. She was also a counsel with Mobil Oil Corporation in New York City and Denver and handled U.S. Supreme Court and federal court matters for the U.S. Department of Justice.

         Daniel D. Maitland has served as President of IT Network since October 1997, prior to which he had served as President of the Company's telephone division since November 1996 and as an Executive Vice President of the Company since September 1997. In 1986, Mr. Maitland founded BDR Audiotex, Inc., a telephone information services company. In 1990, that company merged with Perception Technology. Mr. Maitland became the Executive Vice President and General Manager of Perception Electronic Publishing. In 1993, Perception Technology merged with Brite Voice Systems.

         W. Thomas Oliver has served as President of the Interactive Channel since October 1997, prior to which he had served as President of the Company's television division since June 1996 and as an Executive Vice President of the Company since September 1997. Mr. Oliver was Executive Vice President of DMX from 1994 to 1995; President and Chief Executive Officer of International Cablecasting Technologies from 1987 to 1994; and a Senior Vice President of Home Box Office from 1973 to 1987.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock has been quoted on The Nasdaq Stock Market under the symbol "SRCM" since December 8, 1995. Prior to that, the Company's common stock was quoted on the OTC Bulletin Board.

         The following table sets forth the high and low closing sales prices per share for the common stock for the periods indicated.


                                                            1997         1998
                                                            ----         ----
                  First Quarter
                                    High                   $7.38       $14.44
                                    Low                     3.63         8.31
                  Second Quarter
                                    High                   10.06        21.63
                                    Low                     3.63        13.50
                  Third Quarter
                                    High                   12.00        32.25
                                    Low                     8.38         6.28
                  Fourth Quarter
                                    High                   13.88        19.00
                                    Low                     8.25         4.94


         On March 24, 1999, the last reported sale price of the common stock was $15.00 per share. As of March 24, 1999, there were 167 record holders of the common stock.

         The Company has never paid cash dividends. Management intends to retain any future earnings for the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the indenture relating to the Company's Notes and the Certificate of Designation relating to the Preferred Stock restrict the Company's ability to pay cash dividends to the holders of its common stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except per share data)

                                                                       YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------------------------
                                                        1994        1995        1996         1997 (4)       1998 (4)
                                                      --------    --------    --------       --------       --------
       STATEMENTS OF OPERATIONS DATA:
       Monetary revenues                              $  9,194    $  9,342    $  8,575       $ 12,387       $ 24,351
       Nonmonetary revenues (1)                         21,749      15,944       9,944          6,044          1,756
                                                      --------    --------    --------       --------       --------
         Total revenues                                 30,943      25,286      18,519         18,431         26,107
       Monetary cost of sales                            5,248       4,937       3,485          8,611         12,673
       Nonmonetary cost of sales (1)                    21,749      15,944       9,944          6,044          1,756
                                                      --------    --------    --------       --------       --------
         Total cost of sales                            26,997      20,881      13,429         14,655         14,429
                                                      --------    --------    --------       --------       --------
       Gross profit                                      3,946       4,405       5,090          3,776         11,678
       Selling, general and administrative expenses      8,987       7,952      11,747         19,599         24,772
       Amortization of intangible assets                 1,684       1,031       1,031          4,987          6,320
       Research and development expenses                 2,706       3,750       6,331          3,680          3,410
       Impairment of intangible assets                   1,900        --          --             --           25,936
                                                      --------    --------    --------       --------       --------
       Operating loss                                  (11,331)     (8,328)    (14,019)       (24,490)       (48,760)
       Interest (income) expense, net                      296         137        (174)         4,498         10,897
       Other (income) expense (2)                        1,230        (277)         10            (62)           (27)
       Charges related to financing incentives            --         1,581        --             --             --
                                                      --------    --------    --------       --------       --------
       Net loss before extraordinary item              (12,857)     (9,769)    (13,855)       (28,926)       (59,630)
       Extraordinary loss - extinguishment of debt        --          --          --            3,455           --
                                                      --------    --------    --------       --------       --------
       Net loss                                        (12,857)     (9,769)    (13,855)       (32,381)       (59,630)
       Preferred stock dividends                         1,621         833        --              416          2,996
                                                      --------    --------    --------       --------       --------
       Net loss attributable to common stockholders   $(14,478)   $(10,602)   $(13,855)      $(32,797)      $(62,626)
                                                      ========    ========    ========       ========       ========
       Net loss per common share                      $  (3.22)   $  (1.65)   $  (1.39)      $  (2.89)      $  (5.21)
                                                      ========    ========    ========       ========       ========
       Weighted average common shares outstanding        4,498       6,413       9,935         11,354         12,012
                                                      ========    ========    ========       ========       ========




                                                                       AS OF DECEMBER 31,
                                                  ------------------------------------------------------------
                                                    1994         1995        1996         1997         1998
                                                  ---------    ---------   ---------    ---------    ---------
BALANCE SHEET DATA:
Cash and cash equivalents                         $     127    $  17,479   $   4,303    $   8,431    $  11,662
Working capital (deficit)                            (7,608)      12,223        (466)      31,288       19,947
Total assets                                          8,219       24,195      15,897      113,502       56,589
Long-term debt and capital lease
  obligations (including current portion)               653          219       4,720      100,000      100,000
Redeemable convertible preferred stock (3)           16,236         --          --           --           --
Senior PIK preferred stock                             --           --          --         13,698       16,628
Total stockholders' equity (capital deficiency)(3)  (21,965)      13,037          30      (12,408)     (71,509)



(1) Nonmonetary revenues and nonmonetary cost of sales associated with barter transactions are included in the consolidated statements of operations at the estimated fair values of advertising time and information content received. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 - Significant Accounting Policies of Notes to the Consolidated Financial Statements.

(2) Includes $1,479,000 of expenses related to a discontinued public offering for the year ended December 31, 1994.

(3) All of the outstanding redeemable convertible preferred stock was converted to common stock as part of the Merger. See Note 1 - Company Description and History in Notes to the Consolidated Financial Statements.

(4) See MD&A and Footnote 2 and Footnote 5 regarding acquisitions and impairment of intangibles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Source Media operates through its subsidiaries in two business segments: IT Network and Interactive TV. The Interactive TV business includes the Interactive Channel, Inc. and Interactive Channel Technologies Inc.

         IT Network sells advertising and related support services to clients who sponsor a promotional message with interactive content supplied or otherwise managed by IT Network. IT Network's products and services are distributed primarily through the Company's Publisher Partners which include over 500 Yellow Page directories with distribution of over 100 million households and more than 200 daily newspapers with aggregate circulation of over 20 million. IT Network's products and services are available in over 150 Dominant Market Areas (DMAs) across North America, Hawaii and the Caribbean. Products and services are also promoted and distributed over radio, television and the Internet.

         The Company's Interactive TV business consists of the combined efforts of the Interactive Channel and ICT subsidiaries. The Company has designed and is developing proprietary software and interactive programming services that can enable digital, two-way television systems equipped with digital (or advanced analog) set-top boxes to deliver two-way, interactive programming with the touch of a set-top remote or with the use of a wireless keyboard.

         On January 14, 1997, the Company acquired all of the outstanding shares that it did not already own of ICT in exchange for 1,390,000 shares of the Company's common stock, making ICT a wholly-owned subsidiary of the Company. Holdings owns all the patents and the proprietary technology utilized by the Company for the Interactive Channel. ICT developed the Company's patented technology and provides research and development services for the Company. The Company's historical consolidated results of operations and financial condition include ICT as the Company owned a majority interest in ICT before the acquisition of the remaining interest.

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

         On February 11, 1999 the Company and Prevue executed a Letter of Intent to enter into a joint venture ("Newco") to exploit the Company's Interactive TV business. The Letter of Intent is subject to the execution of definitive documentation, including representations and warranties, covenants and conditions to closing. There can be no assurance that the Company and Prevue will be able to agree on the form of such definitive documents or that, if agreed upon, the transaction will be consummated.

YEARS ENDED DECEMBER 31, 1998 AND 1997

         Monetary Revenues increased 97% to $24.4 million for the year ended December 31, 1998 from $12.4 million for the year ended December 31, 1997. The net increase of $12.0 million was attributable to increases of $5.8 million in the Company's voice information services related to service contracts acquired from Brite and VNN and $6.2 million from growth in the Company's existing advertising sales business. The introduction of the Company's Yellow Page tab product, the expansion of the LocalSource(SM) products, re-entry into the Ameritech markets and further expansion of the Company's sales force to increase sales in other existing markets is attributable for $3.9 million of the advertising sales growth. The remaining advertising sales growth resulted from certain new advertising agreements that earned approximately $2.3 million in revenue for the year ended December 31, 1998. Under the new advertising agreements, revenue from print advertising is earned at the time of the directory distribution while revenue for services agreements and prior advertising agreements is earned and recognized over the term of the contract.


         Nonmonetary revenues and nonmonetary cost of sales declined 71% to $1.8 million for the year ended December 31, 1998 from $6.0 million for the year ended December 31, 1997 as the Company reevaluates its volume of barter business. Nonmonetary sales account for 7% of revenues in 1998 compared to 33% of revenues in 1997.

          Monetary cost of sales increased 47% to $12.7 million for the year ended December 31, 1998 from $8.6 million for the year ended December 31, 1997. This increase resulted from (i) $3.5 million in Yellow Page acquisition costs (purchased yellow pages and tabs as well as revenue shared with publishers) due to the increase in advertising sales, (ii) $3.4 million of operating expenses primarily related to support new services acquired in the fourth quarter of 1997 from Brite and VNN as well as the new LocalSource(SM) and tab products and (iii) $0.3 million for expenses associated with a failure of the Galaxy IV satellite. These increases were offset by decreased expenses in 1998 of $2.0 million related to a 1997 write-off of certain analog assets and related electronic components and $1.1 million primarily due to decreased headcount at Interactive Channel associated with the termination of the Colorado Springs analog pilot.

          Selling, general and administrative expenses, including amortization of intangible assets increased 26% to $31.1 million for the year ended December 31, 1998 from $24.6 million for the year ended December 31, 1997. This increase resulted from (i) $4.9 million of expenses incurred by IT Network primarily to support new services and advertising contracts acquired from Brite and VNN as well as its new LocalSource(SM) and tab products, (ii) $2.1 million of non-cash variable compensation expense for certain stock options granted to employees in excess of shares authorized, (iii) $0.5 million in a non-cash legal settlement,
(iv) $0.9 million of bad debt write-offs primarily in connection with services provided to customers acquired as part of the Brite and VNN acquisitions, and
(v) $1.9 million of amortization of certain contract rights and goodwill acquired from Brite and VNN during the 4th quarter of 1997. These increases were offset by decreases of $0.6 million in amortization expense at ICT and $3.2 million in television related expenses, primarily related to the termination of operations in our analog markets.

          Impairment of intangible assets of $25.9 million resulted from a reduction in the carrying value of intangible assets recorded as part of the acquisition of Brite and VNN. Subsequent to the acquisition, the Company learned that former Brite and IT Network employees had formed a company to service many of the former Brite customers. As a result, several customers canceled or did not renew their contracts with IT Network. The Company reviewed the valuation of the acquired assets recorded at the time of acquisition and found the assets were impaired. As a result of the financial analysis of the expected discounted future cash flows of the remaining customer base, the Company recorded a $25.9 million non-cash write-down of the Brite contract rights, non-compete agreement and goodwill in the second quarter of 1998.

          Research and Development expenses declined 7% to $3.4 million for the year ended December 31, 1998 from $3.7 million for the year ended December 31, 1997. The decrease of $0.3 million is reflective of less spending in 1998 due to the completion of development of an analog chip and set-top box.

          Other income and expenses. Net interest expense was $10.9 million for the year ended December 31, 1998 compared to net interest expense of $4.5 million for the year ended December 31, 1997. The increase of $6.4 million is primarily due to the interest payable on the $100 million of debt financing completed by the Company in October 1997 and described in detail in the Notes to the Financial Statements.

YEARS ENDED DECEMBER 31, 1997 AND 1996

         Monetary revenues increased 44% to $12.4 million for the year ended December 31, 1997 from $8.6 million for the year ended December 31, 1996. The net increase of $3.8 million was the result of an increase of (i) $3.1 million attributable to the Company's voice information services related to new service contracts acquired from Donnelly and GTE, (ii) $1.9 million attributable to contracts acquired from Brite and VNN, and (iii) $0.3 million attributable to the introduction of the Company's LocalSource(SM) product. These increases were partially offset by declines of (i) $0.7 million attributable to ICT, (ii) $0.6 million attributable to the printed publications, and (iii) $0.2 million attributable to the Company's consumer tips service.

         The decline in Yellow Pages monetary revenues primarily reflects the termination of distribution in 20 DMAs, 12 of which were located in the Ameritech region, five within the Southwestern Bell region, and three of which were located within the DonTech region. Total monetary revenues in the 20 terminated DMAs were $0.2 million for the year ended December 31, 1997 compared with $1.7 million for the year ended December 31, 1996. This decline was partially offset by increases of $0.6 million related to 12 new DMAs and $0.3 million in the Company's other 39 existing DMAs.

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

         Nonmonetary revenues and nonmonetary cost of sales declined 39% to $6.0 million for the year ended December 31, 1997 from $9.9 million for the year ended December 31, 1996. Substantially all of this $3.9 million decline in nonmonetary revenues and nonmonetary cost of sales occurred because of the termination of distribution agreements in certain DMAs and because, in other

DMAs, the Company reduced the amount of space devoted to information provided by media sponsors and, accordingly, renewed its barter contracts with such media sponsors for lesser amounts of promotional advertising.

         Monetary cost of sales increased 147% to $8.6 million for the year ended December 31, 1997 from $3.5 million for the year ended December 31, 1996. This increase resulted from (i) operating personnel salaries, depreciation expense, and various other operating expenses totaling $2.2 million attributable to Interactive Channel operations in Colorado Springs and Denton, (ii) a $2.0 million write-off of certain analog assets and related electronic components in connection with the Company's decision to pursue a digital set-top box strategy, and (iii) increased operating personnel salaries and various other operating expenses totaling $0.9 million incurred by IT Network to support new services and advertising contracts acquired from Donnelly, GTE, Brite and VNN as well as its new LocalSource(SM) product.

         Selling, general and administrative expenses, including amortization of intangible assets increased 92% to $24.6 million for the year ended December 31, 1997 from $12.8 million for the year ended December 31, 1996. This increase resulted from (i) increases of certain programming, personnel salaries, subscriber acquisition, travel and various other Interactive Channel expenses totaling $5.0 million, (ii) increased customer service, sales, marketing and administrative expenses incurred by IT Network to support new services and advertising contracts acquired from Donnelly, GTE, Brite and VNN as well as its new LocalSource(SM) product, (iii) costs associated with, and settlement of, a legal dispute in 1997, and (iv) a $0.3 million write-off of certain analog assets. Amortization of intangible assets increased by $4.0 million in 1997 as a result of the amortization of patents related to the Company's acquisition of the remaining shares of ICT during 1997 as well as the amortization of certain contract rights and goodwill acquired from Donnelly, GTE, Brite and VNN.

         Research and development expenses declined 42% to $3.7 million for the year ended December 31, 1997 from $6.3 million for the year ended December 31, 1996. This decrease reflects lower Interactive Channel development expenses following the commercial introduction of Interactive Channel.

         Other income and expenses. Net interest expense was $4.5 million for the year ended December 31, 1997 compared with net interest income of $0.2 million in 1996. Net interest expense in 1997 consisted of (i) interest expense on higher debt balances outstanding during 1997, and (ii) the approximate $1.1 million estimated fair market value of warrants issued by the Company related to an interest payment in kind on an outstanding senior debt security. In 1996, net interest income was generated from the proceeds from a public offering of the Company's common stock in December 1995.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has experienced substantial operating losses and net losses as a result of its efforts to develop, deploy and support IT Network and develop, conduct trials and commercially launch Interactive TV. As of December 31, 1998, the Company had an accumulated deficit of $148.9 million and had used cumulative net cash in operations of $76.0 million. The difference at December 31, 1998, between the accumulated deficit and cumulative net cash used in operations since inception was attributable primarily to nonmonetary charges related to financing incentives and extinguishment of debt, variable compensation expense, write-downs of analog set-top boxes and intangible assets, depreciation and amortization and other non-cash expenses. As a result of the October 1997 Brite and VNN acquisitions, the Company has experienced growth in its revenues, gross margins, and operating expenses. However, the effect of the lost customers associated with the Brite acquisition will continue to have a negative impact on the Company's revenues and profitability. The Company will continue to incur operating losses at least through 1999, although it expects that cash used in IT Network operations excluding related interest expense will decrease going forward as a result of other growth initiatives. Any launch of the Company's television products and services may require additional expenditures, which may require the Company to raise additional capital.

         Closing the joint venture with Prevue will provide both immediate and long-term liquidity benefits and potential liquidity risks to the Company: (i) at closing, the Interactive TV research and development costs and certain other costs will become costs of Newco; (ii) at closing, Prevue will pay the Company $12.0 million cash for 842,105 shares of common stock; (iii) at closing, Prevue will receive warrants which they may exercise at any time within five years to buy approximately 14.2 million shares of the Company common stock at $14.25 per share. If fully exercised, these warrants will result in proceeds of approximately $200 million and give Prevue an approximate 40% ownership of the Company. (iv) The Company may face capital calls for Newco and has committed to a proportionate share of the second $10.0 million of funding and may face dilution for capital calls it doesn't meet. Also, in connection with the proposed transaction with Prevue, the Company may face liquidated damages upon the occurrence of certain events more fully described in "Business - Proposed Transaction".

         Since its inception, the Company has financed its operations primarily through an aggregate $156.6 million raised from various financing activities, including the incurrence of debt and issuance of the Company's common stock and preferred stock. In October 1997, the Company issued $100.0 million of its Notes and $20.0 million of Preferred Stock. The interest escrow account created pursuant to the indenture has been and will be used to fund the first four interest payments on the Notes. Interest payments from the interest escrow account were made on May 1, 1998 and November 1, 1998. The Company's primary source of liquidity is its cash, cash equivalents and short-term investments, which totaled $23.4 million at December 31, 1998. This cash position consists of $11.7 million held in escrow for debt payments, and $11.7 million of operating cash. The Company's first interest payment not currently held in escrow is due May 1, 2000.

         The Company currently believes its resources will be sufficient to meet the Company's anticipated cash needs for working capital and other capital expenditures related to the further development of the Interactive Channel, ICT, and IT Network through the fourth quarter of 1999.

         The Company's future capital requirements will depend on many factors, including, but not limited to the following factors, some of which are outside the Company's control: (i) the operating results of IT Network, including the Company's ability to successfully integrate its acquired businesses into its existing business, and to retain and grow its customer base, (ii) the success and timing of the development, introduction and deployment of the Interactive Channel, (iii) the extent to which the Company is able to generate revenues from licensing its proprietary technology, (iv) the number of file servers and other equipment which the Company purchases in support of the Interactive Channel, (v) the levels of advertising expenditures necessary to increase awareness of the Interactive Channel, (vi) the extent of market acceptance of the Company's products, (vii) potential acquisitions or asset purchases, (viii) the deployment of digital set-top boxes incorporating the Company's technology, and (ix) competitive factors.

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

         Based on recent assessments, the Company determined that it will be required to modify or replace portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company.

         The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Company has completed its initial assessment of all systems that could be significantly affected by the Year 2000. The Company's three operating subsidiaries: ICT, Interactive Channel and IT Network as well as the Corporate unit were included in the assessment. The assessment indicated that most of the Company's significant information technology systems could be affected. That assessment also indicated that software and hardware (embedded chips) used in the IT Network's interactive voice response systems also are at risk (hereinafter referred to as operating systems). In addition, the Company is gathering information about the Year 2000 compliance status of its significant suppliers and subcontractors and is continuing to monitor their compliance.

         Regarding its information technology, the Company is approximately 80% complete on the remediation phase and expects to complete software reprogramming and replacement for all systems no later than October 31, 1999. Once software is reprogrammed or replaced for a system, the Company will begin testing and implementation. These phases run concurrently for different systems. To date, the Company has completed approximately 75% of its testing and has implemented approximately 30% of its remediated systems. Completion of the testing phase for all significant systems is expected by July 31, 1999, with all remediated systems fully tested and implemented by October 31, 1999.

         The Company has initiated the remediation phase of its operating equipment. The remediation of operating equipment is significantly more difficult than the remediation of the information technology systems because some of the software operating systems are no longer supported by the manufacturers of that equipment. Testing of this equipment is also more difficult than the testing of the information technology systems; the Company is approximately 30% complete with the testing of its remediated operating equipment. Once testing is complete, the operating equipment will be ready for immediate use. The Company expects to complete its remediation of operating equipment by July 31, 1999. Testing and implementation of affected equipment is expected to be complete by October 31, 1999.

         The Company is in the process of working with third party vendors to ensure that the Company's systems that interface directly with third parties are Year 2000 compliant by December 31, 1999. The Company has completed approximately 85% of its remediation efforts on these systems and is approximately 50% complete with the testing phase. Testing of all significant systems is expected no later than July 31, 1999. Implementation is approximately 50% complete and is expected to be completed by May 31, 1999.

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

         The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $1.4 million and is being funded through operating cash flows. To date, the Company has incurred approximately $0.2 million, related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $1.0 million is attributable to the purchase of new software the operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software that will be expensed as incurred.

         Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. The Company has not yet completed all necessary phases of the Year 2000 program. There can be no assurance that the Company's efforts to solve its potential Year 2000 problems will be successful, or even partially successful. In the event that the Company does not complete any additional phases, the Company may be unable to take customer orders, provide services and products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve manual workarounds, telecommunication alternatives, staff adjustments and other appropriate actions.

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

NET OPERATING LOSS CARRYFORWARDS

         At December 31, 1998, Holdings had net operating loss carryforwards of approximately $87.4 million for U.S. Federal income tax purposes, which begin to expire in 2003. See Note 11 - Income Taxes of Notes to Consolidated Financial Statements included elsewhere herein. The Internal Revenue Code of 1986, as amended, imposes limitations on the use of net operating loss carryforwards if certain stock ownership changes occur. Consequently, the Company's utilization of a portion of the net operating losses is limited to approximately $9.0 million in a given year.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to changes in interest rates related primarily to its Notes and Preferred Stock arrangements. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. At December 31, 1998, the Company had Notes outstanding of $100.0 million, due November 1, 2004, which bears interest at a fixed rate of 12% and Preferred Stock outstanding of $22.8 million due November 1, 2007, which bears interest at a fixed rate of 13 1/2%. The fair value of the Notes and Preferred Stock at December 31, 1998 was approximately $70.0 million and $16.4 million, respectively, based upon dealer quoted market prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Report of Independent Auditors, and the consolidated financial statements of the Company and the notes thereto appear on pages 23 through 42 of this Report.

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption "Executive Officers of the Company" in Part I of this report. The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Company's proxy statement for the 1999 annual meeting of stockholders sets forth certain information with respect to the executive officers and directors of the Company and are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The section entitled "Executive Compensation" appearing in the Company's proxy statement for the 1999 annual meeting of stockholders sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

         The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's proxy statement for the 1999 annual meeting of stockholders sets forth certain information with respect to the ownership of the Company's common stock and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         The section entitled "Certain Transactions" appearing in the Company's proxy statement for the 1999 annual meeting of stockholders sets forth certain information with respect to certain business relationships and transactions between the Company and its directors and officers and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this report:

(1)      Financial Statements included in Item 8 herein:
         Report of Independent Auditors
         Covered by Report of Independent Auditors:
                  Consolidated Balance Sheets at December 31, 1997 and 1998 Consolidated Statements of Income for the years ended December 31, 1996, 1997, 1998
                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1997, 1998
                  Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997, 1998

                  Notes to Consolidated Financial Statements

(2)      Financial Statement Schedules included in Item 8 herein:

         All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are presented in the consolidated financial statements or are not required under the related instructions or are inapplicable or immaterial in relation to the consolidated financial statements and, therefore, have been omitted.

(3)      Exhibits:

         The information required by this Item 14(a)(3) is set forth in the Index to Exhibits accompanying this Annual Report on Form 10-K.

(b)      Reports on Form 8-K filed during the quarter ended December 31, 1998:

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, Source Media, Inc. has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Date: March 30       , 1999            SOURCE MEDIA, INC.
        --------------
                                         By /S/ TIMOTHY P. PETERS
                                            -----------------------------------
                                                Timothy P. Peters
                                         Chairman of the Board, Chief Executive
                                         Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.


             SIGNATURE                                    TITLE                                               DATE
             ---------                                    -----                                               ----
         /S/ TIMOTHY P. PETERS              Chairman of the Board and Chief Executive Officer                   March 30, 1999
-----------------------------------         (Principal Executive Officer)                                  -------------
         Timothy P. Peters

         /S/ F. PAUL TIGH                   Chief Financial Officer and Treasurer                               March 30, 1999
-----------------------------------         (Principal Financial and Accounting Officer)                   -------------
         F. Paul Tigh

         /S/ JOHN J. REED                   President and Director                                              March 30, 1999
-----------------------------------                                                                        -------------
         John J. Reed

         /S/ MICHAEL S. WILLNER             Director                                                            March 30, 1999
-----------------------------------                                                                        -------------
         Michael S. Willner

         /S/ JAMES L. GREENWALD             Director                                                            March 30, 1999
-----------------------------------                                                                        -------------
         James L. Greenwald

         /S/MICHAEL J. MAROCCO              Director                                                            March 30, 1999
-----------------------------------                                                                        -------------
         Michael J. Marocco

         /S/ ROBERT H. ALTER                Director                                                            March 30, 1999
-----------------------------------                                                                        -------------
         Robert H. Alter

         /S/ BARRY RUBENSTEIN               Director                                                            March 30, 1999
-----------------------------------                                                                        -------------
         Barry Rubenstein

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders of Source Media, Inc.

We have audited the accompanying consolidated balance sheets of Source Media, Inc. (the Company) as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (capital deficiency), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Source Media, Inc., at December 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                   /s/ ERNST & YOUNG LLP

Dallas, Texas
February 19, 1999

                               SOURCE MEDIA, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                               DECEMBER 31,
                                                           1997            1998
                                                       -------------   -------------
Current assets:
    Cash and cash equivalents                          $   8,430,941   $  11,661,703
    Short-term investments                                15,615,419            --
    Restricted investments                                11,709,921      11,715,784
    Trade accounts receivable, less allowance
      for doubtful accounts of $153,694 and $387,330
      in 1997 and 1998, respectively                       2,796,241       3,595,788
    Deferred expenses                                        990,687         446,788
    Prepaid expenses and other current assets                843,005         937,492
                                                       -------------   -------------
 Total current assets                                     40,386,214      28,357,555

 Property and equipment:
    Production equipment                                   5,693,939       6,050,284
    Computer equipment                                     2,652,103       3,272,883
    Other equipment                                          753,883       1,149,886
    Furniture and fixtures                                   523,516         660,167
                                                       -------------   -------------
                                                           9,623,441      11,133,220

 Accumulated depreciation                                  4,193,484       6,733,398
                                                       -------------   -------------

 Net property and equipment                                5,429,957       4,399,822

 Intangible assets:
    Patents                                               14,942,465      14,944,242
    Goodwill                                              22,372,837       6,698,137
    Contract rights                                       24,487,000      11,933,377
                                                       -------------   -------------
                                                          61,802,302      33,575,756

 Accumulated amortization                                 10,528,869      14,556,638
                                                       -------------   -------------

 Net intangible assets                                    51,273,433      19,019,118

 Restricted investments                                   11,090,574            --
 Other non-current assets                                  5,321,848       4,812,584
                                                       -------------   -------------

 Total assets                                          $ 113,502,026   $  56,589,079
                                                       =============   =============

                               SOURCE MEDIA, INC.

                           CONSOLIDATED BALANCE SHEETS

            LIABILITIES AND STOCKHOLDER'S EQUITY (CAPITAL DEFICIENCY)

                                                                            DECEMBER 31,
                                                                        1997            1998
                                                                   -------------    -------------
Current liabilities:
    Trade accounts payable                                         $   1,654,404    $   2,500,962
    Accrued interest                                                   2,066,667        2,000,000
    Accrued payroll                                                      150,062          539,889
    Other accrued liabilities                                          1,202,665        1,619,464
    Unearned income                                                    4,024,164        1,750,202
                                                                   -------------    -------------
 Total current liabilities                                             9,097,962        8,410,517

 Long-term debt                                                      100,000,000      100,000,000

 Minority interests in consolidated subsidiaries                       3,839,552        3,839,552
 Note receivable and accrued interest from minority
    stockholder, net of discount of $95,437 and
    $53,723 in 1997 and 1998, respectively                              (723,645)        (780,359)
                                                                   -------------    -------------
                                                                       3,115,907        3,059,193

 Senior redeemable payment-in-kind (PIK) preferred stock,
    $25 liquidation preference, $.001 par value, net of
    discount
    Authorized shares - 1,000,000 and 1,712,000 and
    800,000 and 913,632 shares issued and outstanding in
    in 1997 and 1998, respectively                                    13,696,799       16,627,978

 Stockholders' equity (capital deficiency):
    Common stock, $.001 par value:
      Authorized shares - 50,000,000 and
      11,969,039 and 13,021,765 shares issued in 1997
        and 1998, respectively                                            11,969           13,022
    Less treasury stock, at cost - 410,963 and 280,425 shares in
      1997 and 1998, respectively                                     (4,075,127)      (2,769,726)
    Capital in excess of par value                                    81,066,822       80,268,950
    Accumulated deficit                                              (89,313,113)    (148,943,329)
    Notes receivable and accrued interest
        from stockholders                                                (99,193)         (77,526)
                                                                   -------------    -------------
 Total stockholders' equity (capital deficiency)                     (12,408,642)     (71,508,609)
                                                                   -------------    -------------

 Total liabilities and stockholders' equity (capital deficiency)   $ 113,502,026    $  56,589,079
                                                                   =============    =============

See accompanying notes.

                               SOURCE MEDIA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     YEAR ENDED DECEMBER 31,
                                                              1996            1997            1998
                                                          ------------    ------------    ------------
 Monetary revenues                                        $  8,574,823    $ 12,387,459    $ 24,351,325
 Nonmonetary revenues                                        9,944,082       6,043,859       1,755,546
                                                          ------------    ------------    ------------
       Total revenues                                       18,518,905      18,431,318      26,106,871

 Monetary cost of sales                                      3,485,045       8,611,267      12,673,541
 Nonmonetary cost of sales                                   9,944,082       6,043,859       1,755,546
                                                          ------------    ------------    ------------
       Total cost of sales                                  13,429,127      14,655,126      14,429,087
                                                          ------------    ------------    ------------

 Gross profit                                                5,089,778       3,776,192      11,677,784

 Selling, general and administrative expenses               11,747,155      19,599,557      24,771,932
 Impairment of intangible assets                                  --              --        25,935,715
 Amortization of intangible assets                           1,031,337       4,987,099       6,320,375
 Research and development expenses                           6,330,745       3,679,786       3,409,508
                                                          ------------    ------------    ------------
                                                            19,109,237      28,266,442      60,437,530
                                                          ------------    ------------    ------------

 Operating loss                                            (14,019,459)    (24,490,250)    (48,759,746)

 Interest expense                                              614,037       5,234,433      12,830,302
 Interest income                                              (788,629)       (736,638)     (1,932,577)
 Other expense (income)                                        (36,173)        (53,344)        (27,255)
 Minority interest in earnings (losses) of consolidated
       subsidiaries                                             46,475          (8,970)           --

                                                          ------------    ------------    ------------
 Net loss before extraordinary item                        (13,855,169)    (28,925,731)    (59,630,216)

 Extraordinary loss - early extinguishment of debt                --         3,455,551            --

                                                          ------------    ------------    ------------
 Net loss                                                  (13,855,169)    (32,381,282)    (59,630,216)

 Preferred stock dividends                                        --           416,129       2,995,869
                                                          ------------    ------------    ------------

 Net loss attributable to common stockholders             $(13,855,169)   $(32,797,411)   $(62,626,085)
                                                          ============    ============    ============

       Basic and diluted net loss per common share:
       Net loss attributable to common stockholders
          before extraordinary item                       $      (1.39)   $      (2.59)   $      (5.21)
       Extraordinary item                                         --      $      (0.30)           --
                                                          ------------    ------------    ------------
       Net loss attributable to common stockholders       $      (1.39)   $      (2.89)   $      (5.21)
                                                          ============    ============    ============

 Weighted average common shares outstanding                  9,935,455      11,354,203      12,011,906
                                                          ============    ============    ============

                             See accompanying notes.

                               SOURCE MEDIA, INC.
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)



                                                                                             CAPITAL IN
                                                      COMMON STOCK           TREASURY         EXCESS OF       ACCUMULATED
                                                    SHARES      AMOUNT         STOCK          PAR VALUE         DEFICIT
                                                  ----------   ---------    ------------    -------------    -------------
 BALANCE AT DECEMBER 31, 1995                     10,303,556   $  10,304    $ (3,515,563)   $  59,955,392    $ (43,076,663)
 Issuance of common stock upon exercise of
    stock options                                     23,485          23            --            141,777             --
 Issuance of warrant with First Tranche Note            --          --              --            745,830             --
 Repayment of notes receivable and accrued
    interest from stockholder through surrender
    of common stock                                     --          --          (242,078)            --               --
 Other                                                  --          --              --            (27,214)            --
 Net loss                                               --          --              --               --        (13,855,169)
                                                  ----------   ---------    ------------    -------------    -------------
 BALANCE AT DECEMBER 31, 1996                     10,327,041      10,327      (3,757,641)      60,815,785      (56,931,832)
                                                  ==========   =========    ============    =============    =============
 Issuance of common stock upon exercise of
    stock options                                    219,275         219        (317,486)       1,352,194             --
 Acquisition of remaining minority interest in
    ICT                                            1,389,723       1,390            --         10,384,280             --
 Issuance of warrants for services provided             --          --              --            279,571             --
 Issuance of warrants with Aggregate Tranche
    Notes                                               --          --              --          2,823,091             --
 Issuance of warrants associated with Units             --          --              --          5,529,000             --
 Other                                                33,000          33            --            299,030             --
 Net loss                                               --          --              --               --        (32,381,281)
 Preferred Stock Dividends                              --          --              --           (416,129)            --
                                                  ----------   ---------    ------------    -------------    -------------
 BALANCE AT DECEMBER 31, 1997                     11,969,039      11,969      (4,075,127)      81,066,822      (89,313,113)
                                                  ==========   =========    ============    =============    =============
 Issuance of common stock upon exercise of
    stock options                                     93,779          94            --            640,944             --
 Issuance of stock for legal settlements                --          --           866,876         (243,526)            --
 Issuance of stock for employee stock plan              --          --           438,525         (253,192)            --
 Exercise of warrants                                958,947         959            --               --               --
 Stock Compensation                                     --          --              --          2,053,771             --
 Other                                                  --          --              --               --               --
 Net loss                                               --          --              --               --        (59,630,216)
 Preferred Stock Dividends                              --          --              --         (2,995,869)            --
                                                  ----------   ---------    ------------    -------------    -------------
 BALANCE AT DECEMBER 31, 1998                     13,021,765   $  13,022    $ (2,769,726)   $  80,268,950    $(148,943,329)
                                                  ==========   =========    ============    =============    =============


                                                      NOTES           TOTAL
                                                   RECEIVABLE     STOCKHOLDERS'
                                                      FROM       EQUITY (CAPITAL
                                                  STOCKHOLDERS     DEFICIENCY)
                                                   -----------    ------------
 BALANCE AT DECEMBER 31, 1995                      $  (301,575)   $ 13,071,895
 Issuance of common stock upon exercise of
    stock options                                         --           141,800
 Issuance of warrant with First Tranche Note              --           745,830
 Repayment of notes receivable and accrued
    interest from stockholder through surrender
    of common stock                                    242,078            --
 Other                                                 (50,694)        (77,908)
 Net loss                                                 --       (13,855,169)
                                                   -----------    ------------
 BALANCE AT DECEMBER 31, 1996                         (110,191)         26,448
                                                   ===========    ============
 Issuance of common stock upon exercise of
    stock options                                         --         1,034,927
 Acquisition of remaining minority interest in
    ICT                                                   --        10,385,670
 Issuance of warrants for services provided               --           279,571
 Issuance of warrants with Aggregate Tranche
    Notes                                                 --         2,823,091
 Issuance of warrants associated with Units               --         5,529,000
 Other                                                  10,998         310,061
 Net loss                                                 --       (32,381,281)
 Preferred Stock Dividends                                --          (416,129)
                                                   -----------    ------------
 BALANCE AT DECEMBER 31, 1997                          (99,193)    (12,408,642)
                                                   ===========    ============
 Issuance of common stock upon exercise of
    stock options                                         --           641,038
 Issuance of stock for legal settlements                  --           623,350
 Issuance of stock for employee stock plan                --           185,333
 Exercise of warrants                                     --               959
 Stock Compensation                                       --         2,053,771
 Other                                                  21,667          21,667
 Net loss                                                 --       (59,630,216)
 Preferred Stock Dividends                                --        (2,995,869)
                                                   -----------    ------------
 BALANCE AT DECEMBER 31, 1998                      $   (77,526)   $(71,508,609)
                                                   ===========    ============


                             See accompanying notes.

                               SOURCE MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                 YEAR ENDED DECEMBER 31,
                                                                         1996            1997            1998
                                                                     ------------    -------------    ------------
OPERATING ACTIVITIES
 Net loss                                                            ($13,855,169)   ($ 32,381,282)   ($59,630,216)
 Adjustments to reconcile net loss to net cash used in
        operating activities:
        Impairment of intangible assets                                      --               --        25,935,715
        Depreciation                                                      906,982        2,313,692       2,539,914
        Amortization of intangible assets                               1,031,337        4,987,099       6,320,375
        Stock Compensation                                                   --               --         2,053,771
        Write-off of analog set-top boxes                                    --          1,999,339            --
        Non-cash interest expense                                         589,990        2,969,179         832,716
        Non-cash interest income                                             --               --          (981,955)
        Provision for losses on accounts receivable                        82,269          194,731       1,076,753
        Extinguishment of debt                                               --          3,455,551            --
        Warrants issued for services provided                                --            279,571            --
        Issuance of common stock in litigation settlement                    --            299,063         623,350
        Other, net                                                        (12,978)         260,382         (61,714)
 Changes in operating assets and liabilities:
        Trade accounts receivable                                          37,892       (2,034,894)     (1,876,300)
        Prepaid expenses and other current assets                        (274,967)         324,196         (94,487)
        Deferred expenses                                                 159,574         (260,868)        543,899
        Trade accounts payable and accrued liabilities                   (518,287)         312,463       1,586,517
        Accrued interest                                                     --          1,893,604            --
        Unearned income                                                  (748,713)          47,920      (2,273,962)
                                                                     ------------    -------------    ------------
 Net cash used in operating activities                                (12,602,070)     (15,340,254)    (23,405,624)

 INVESTING ACTIVITIES
        Capital expenditures                                           (2,678,970)      (2,674,729)     (1,509,779)
        Redemption of short-term investments                                 --               --        27,682,085
        Restricted investments                                           (611,182)     (22,189,313)           --
        Acquisition of equipment and contract rights                   (1,200,000)      (1,350,000)           --
        Purchase of short-term investments                                   --        (15,615,419)           --
        Interactive Channel Technologies acquisition costs               (645,984)            --              --
        Acquisition of Brite                                                 --        (35,550,000)           --
        Acquisition of VNN                                                   --         (9,000,000)           --
        Capitalized acquisition costs                                        --           (262,352)           --
        Other                                                             (47,998)            --              --
                                                                     ------------    -------------    ------------
 Net cash provided by (used in) investing activities                   (5,184,134)     (86,641,813)     26,172,306

 FINANCING ACTIVITIES
        Net proceeds from issuance of long-term debt                    4,606,163       94,548,351            --
        Net proceeds from issuance of Second Tranche Notes                   --         13,922,625            --
        Payments on debt                                                     --        (21,986,792)           --
        Net proceeds from issuance of preferred stock and warrants           --         18,809,670            --
        Proceeds from issuance of common stock upon exercise
                   of stock options                                       141,800        1,034,927         641,997
        Other                                                            (138,039)        (218,716)       (177,917)
                                                                     ------------    -------------    ------------
 Net cash provided by financing activities                              4,609,924      106,110,065         464,080

 Net increase (decrease) in cash and cash equivalents                 (13,176,280)       4,127,998       3,230,762
 Cash and cash equivalents at beginning of period                      17,479,223        4,302,943       8,430,941
                                                                     ------------    -------------    ------------

 Cash and cash equivalents at end of period                          $  4,302,943    $   8,430,941    $ 11,661,703
                                                                     ============    =============    ============

 Supplemental disclosures of cash flow information

 Cash paid during the period for:
        Interest on long-term debt                                   $     24,047    $     285,671    $ 12,066,000
                                                                     ============    =============    ============

                             See accompanying notes.

                               SOURCE MEDIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


1.       COMPANY DESCRIPTION AND HISTORY

         Source Media, Inc. (the "Company") operates through its subsidiaries SMI Holdings, Inc. ("Holdings"), IT Network, Inc. ("IT Network"), Interactive Channel, Inc. ("Interactive Channel"), and Interactive Channel Technologies Inc. ("ICT") in two business segments: IT Network and Interactive TV.

         IT Network sells advertising and related support services to clients who sponsor a promotional message with interactive content supplied or otherwise managed by IT Network. IT Network's products and services are distributed primarily through the Company's Publisher Partners which include Yellow Page directories and daily newspapers. IT Network's products and services are available in North America, Hawaii and the Caribbean. Products and services are also promoted and distributed over radio, television and the Internet.

         The Company's Interactive TV business consists of the combined efforts of the Interactive Channel and ICT subsidiaries. The Company has designed and is developing proprietary software and interactive programming services that can enable digital, two-way television systems equipped with digital (or advanced analog) set-top boxes to deliver two-way, interactive programming with the touch of a set-top remote or the use of a wireless keyboard.

         Holdings (formerly known as IT Network) was incorporated on July 19, 1988, as a Colorado corporation and subsequently, on July 23, 1991, reincorporated in Texas. On June 23, 1995, Holdings merged (the "Merger") into a wholly-owned subsidiary of HB Communications Acquisition Corp. ("HBAC"). Pursuant to the Merger agreement, Holdings' outstanding common stock and preferred stock were converted into an aggregate 6,696,992 shares of the Company's common stock. In connection with the Merger, HBAC changed its name to Source Media, Inc.

         On February 11, 1999 the Company and Prevue Ventures, Inc. and its parent, United Video Satellite Group, Inc. (collectively, "Prevue") executed a Letter of Intent to form a joint venture ("Newco") to exploit the Company's Interactive TV line of business. The Letter of Intent is subject to the execution of definitive documentation, including representations and warranties, covenants and conditions to closing. There can be no assurance that the Company, Prevue and United Video will be able to agree on the form of such definitive documents or that, if agreed upon, the transaction will be consummated. See Note 3 - Commitments and Contingencies.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries Holdings, IT Network, Interactive Channel; and Holdings' wholly-owned Canadian subsidiaries, ICT and 997758 Ontario Inc. ("997758"). All material intercompany amounts and transactions have been eliminated. Certain amounts from prior year financial statements have been reclassified to conform to the current year's presentation.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Minority Interests in Consolidated Subsidiaries

         Minority interests in consolidated subsidiaries represent the minority stockholders' proportionate shares of the equity of 997758 and ICT. At December 31, 1997 and 1998, the Company owned 100% of the voting Class X shares of 997758, while an individual owned 100% of the Class Y nonvoting shares of 997758, as more fully discussed in Note 8 - Stock Options, Warrants, Employee Stock Purchase Plan and Retirement Plan. At December 31, 1996, the Company owned approximately 51% of ICT's capital stock, representing approximately 74% voting control. In January 1997, the Company completed an arrangement whereby it acquired the remaining shares of ICT, as more fully discussed in Note 5 - Acquisitions.

         Cash and Cash Equivalents

         The Company classifies all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are recorded at cost, which approximates market.

         Monetary Revenue Recognition

         IT Network earns monetary revenues by selling advertising and related support services to clients who sponsor a promotional message with interactive content supplied primarily by IT Network. The products and services are distributed primarily through certain Regional Bell Operating Companies or their affiliates or other Publisher Partners. Monetary revenues and associated costs relating to print ads appearing in Yellow Pages are recognized at the time of distribution by the Directory Publishers. For certain contracts, where an obligation exists to service the advertisement for the contract period, a portion of the revenue is deferred and amortized on a straight-line basis over the term of the respective contracts, beginning at the time of the annual distribution of the applicable local Yellow Pages directory, or at the applicable contract start date, if later, and continuing to the end of the term of the respective contracts, which is typically from 3 to 12 months. The
Company also earns monetary revenues from sales of voice information services to certain Publisher Partners. Monetary revenues relating to non-Yellow Pages products are also recognized as the services are performed.

         Nonmonetary Revenue Recognition

         In many of its markets, IT Network has entered into nonmonetary barter agreements with local television and radio stations. These media sponsors provide IT Network with advertising time on their stations and update local news, weather and sports programming in exchange for promotional messages and print advertisements. Revenues and cost of sales associated with these nonmonetary barter transactions are included in the Company's consolidated statements of operations at the estimated fair value of the on-air advertisements and information content provided to the Company by media sponsors.

         Nonmonetary revenues and cost of sales are recognized on a straight-line basis over the terms of the respective contracts. The Company was obligated to provide future services and was entitled to receive future advertising and information content of $0.3 million and $2.0 million at December 31, 1998 and 1997, respectively.

         Property and Equipment

         Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Computer equipment is depreciated over a three-year period. Production and other equipment are depreciated over a five-year period. Furniture and fixtures are depreciated over a seven-year period.

         The Company continually evaluates the propriety of the carrying value of property and equipment to determine whether current events and circumstances warrant adjustment to the carrying value of the assets. As a result of this periodic evaluation and in light of the Company's decision to discontinue its analog set-top box strategy in favor of a digital set-top box strategy, in 1997, the Company recorded a write-down of the remaining net book value of its analog set-top boxes in the amount of $2.0 million which was charged to monetary cost of sales.

         Intangible Assets

         Intangible assets are amortized using the straight-line method over the following estimated useful lives: patents - five years; contract rights - three to seven years; and goodwill - five years.

         The carrying value of intangible assets is reviewed for impairment whenever events or changes in circumstances indicate that there may be an impairment. If the review indicates that any of the intangibles will not be recoverable, as determined by an analysis of undiscounted cash flows, the intangible asset will be reduced to its estimated fair value. Subsequent to the Brite acquisition, (see Note 5 - Acquisitions) the Company learned that former Brite and IT Network employees had formed a company to service many of these former Brite clients. As a result, several former Brite customers canceled or did not renew their contracts with IT Network. The Company reviewed the valuation of the acquired assets recorded at the time of the acquisition, and found these assets to be impaired. As a result of the financial analysis of the expected discounted future cash flows of the remaining customer base, the Company recorded a $25.9 million ($2.16 per share) non-cash write-down of the Brite contract rights, non-compete agreement and goodwill in the second quarter of 1998.

         Advertising Costs

         The Company expenses the costs of advertising as incurred. Advertising expenses were $1.3 million, $0.4 million and $0.4 million for the years ended December 31, 1996, 1997 and 1998, respectively.

         Translation of Foreign Currencies

         The financial positions and results of operations of ICT and 997758 are measured using local currency (Canadian dollar) as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each balance sheet date. Statement of operations accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments and foreign currency gains and losses have not been significant and accordingly, have not been separately presented.

         Computation of Net Loss Per Common Share

         Net loss per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Dilutive earnings per share has not been presented because the options and warrants are anti-dilutive.

         Stock Options

         The Company accounts for employee and director stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees" ("APB 25") and related Interpretations. Under APB 25, no compensation expense is recognized for stock option grants to employees and directors if the exercise price of the Company's stock option grants is at or above the fair market value of the underlying stock on the date of grant as more fully described in Note 8 - Stock Options, Warrants, Employee Stock Purchase Plan and Retirement Plan.

         On January 2, 1998, the Company granted stock options to its employees. The options fully vest on January 2, 2004. If certain target stock prices are met, the vesting accelerates. As a portion of the underlying shares for these options had not been authorized by the common stockholders at the date of grant, the portion of unauthorized options were treated as a variable compensation plan through July 28, 1998, when the stockholders authorized the shares. The Company has recognized stock compensation expense of $2.1 million in selling, general and administrative expense for the year ended December 31, 1998.

3.       COMMITMENTS AND CONTINGENCIES

         In October 1998, the Company settled all litigation in Ontario, Canada, in connection with Marvin Lerch, the former Chief Executive Officer and a former shareholder of ICT and certain of his relatives, also former ICT shareholders. The settlement resolved all litigation by Lerch and his family members against the Company, certain executive officers and a former director of ICT. Under the terms of the settlement, the parties agreed to dismiss all actions, and the Company agreed to transfer a total of 87,500 shares of the Company's common stock to the plaintiffs. The Company recorded an additional expense of $.5 million in the fourth quarter of 1998 reflecting this settlement.

         On May 11, 1998, ICT and Holdings filed an action in U.S. District Court for the District of Delaware against WorldGate Communications, Inc. ("WorldGate") alleging that WorldGate has infringed four of the Company's patents. Each party has filed a Motion to Dismiss certain claims and no date has been set for a hearing by the district court. The Company intends to aggressively defend its patents.

         In July 1998, the Company initiated an action in the Western District of Michigan federal court against a former employee of Brite, Michael Shell ("Shell") and three companies (Interactive Media Services, Inc., Interactive Information Services, LLC, and Talking Directories, Inc. ("TDI")), alleging copyright infringement and breach of contract. On October 14, 1998, the federal judge issued a preliminary injunction in favor of the Company enjoining the competitors from, among other things, selling, licensing, distributing or reproducing works derived from the Company's information. On December 2, 1998, the Company filed a Motion for Further Preliminary Injunctive Relief in Michigan federal court against the same companies involved in the first action. The action for Further Relief is based on alleged copyright infringement by the defendant companies of the Company's proprietary satellite software used to transmit the Company's voice information to its customers' receiving systems. A trial date has been set for November 8, 1999. The Company is also involved in certain litigation in federal and state courts in Kansas related to tortious interference with the Company's contractual relationships with customers and to violations of non-compete agreements by former employees of IT Network. The Company intends to aggressively pursue all of these cases.

         On January 11, 1999, Brite Voice Systems, Inc. ("Brite") filed a lawsuit against IT Network and Source in the United States District Court of the District of Kansas. Brite alleges three claims: (1) breach of a September 1997 Asset Purchase Agreement for which Brite seeks recovery of alleged damages of approximately $112,000; (2) breach of an October 1997 Lease and Service Agreement in connection with such Asset Purchase Agreement, for which Brite seeks recovery of alleged damages of approximately $30,000; and (3) a declaratory judgment with respect to all indemnity claims for which IT Network has provided Brite notice pursuant to the Asset Purchase Agreement. The Company is required to respond by April 26, 1999, and intends to vigorously defend itself and to assert counterclaims.

         On August 21, 1998, the first of fourteen class action cases was filed against the Company and certain officers and directors in federal court in the Northern District of Texas. The litigation is pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. The federal court has appointed three firms collectively as the lead counsel, and on March 3, 1999 the plaintiffs filed a Consolidated and Amended Class Action Complaint to which a response is due by April 19, 1999. The Company believes that all of these cases are without merit and will vigorously defend itself and its officers and directors.

         On October 6, 1998, Advanced Interactive, Inc. filed a complaint in U.S. District Court for the Northern District of Illinois, Eastern Division, against ICT and the following other companies: Matsushita Electric
Corporation, Matsushita Electric Industrial Co., Ltd., Sharp Electronics
Corp., Sharp Corp., Thomson Consumer Electronics, Toshiba Consumer Products, Inc., Toshiba America, Inc., Toshiba Corporation, General Instruments Corp., Scientific Atlanta, Inc., ATI Technologies, Inc., ADS Technologies Inc., Gateway 2000, Inc., STB Systems, Inc., Hauppauge Computer Works, Inc., WebTV Networks, Inc. and WorldGate Communications, Inc. (collectively the "Defendants"). Advanced Interactive alleges that ICT infringed two claims of one of its patents by manufacturing, using and/or selling or offering to sell "Sourceware(TM) ChannelLink(TM)". The same allegation is made against each Defendant for its particular product or service. The Plaintiff seeks damages, but makes no claims against ICT's or any other Defendant's patents. ICT, and each of the Defendants, have filed an Answer and seek to collectively join the Motion for Partial Summary Judgment submitted by Matsushita Electric Corporation of America, Sharp Electronics Corp., Sharp Corp. and the Toshiba Defendants. The court has not yet considered the Defendant's collective Motion for Partial Summary Judgment. The Company believes this case is totally without merit and intends to vigorously defend itself.

         In addition, the Company is aware of certain claims against the Company that have not developed into litigation, or if they have, are dormant, and in any case are not expected to have a material adverse affect on the Company. Further, the Company is party to ordinary routine litigation, none of which is expected to have a material adverse effect on the Company's results of operations or its financial condition.

         On February 11, 1999, the Company signed a Letter of Intent with Prevue to enter into a joint venture, Newco. Under the terms of the Letter of Intent, if either the Company or Prevue fails to use its good faith commercially reasonable efforts as such, the other has agreed to pay as liquidated damages $3.0 million plus out-of-pocket costs and expenses associated with due diligence and negotiation. In addition, the Company has agreed to pay such liquidated damages and costs and expenses if it breaches the exclusivity agreement prior to execution of definitive documents and, within 240 days after the execution of the Letter of Intent, enters into a significant transaction with a third party. If the transaction is not consummated after the execution of definitive documents as a result of the Company's breach of the exclusivity agreement and the Company enters into a significant transaction with a third party within one year after the execution of the Letter of Intent, in addition to a non-exclusive licenses grant, the Company would be required to pay Prevue as liquidated damages $10.0 million plus out-of-pocket costs and expenses, provide for two Prevue representatives on a seven-member Board of Directors of the Company and issue to Prevue five-year warrants to acquire 3,208,700 shares of the Company's common stock at an exercise price of $7.125 per share.

4.         SHORT-TERM AND RESTRICTED INVESTMENTS

         The Company held certain short-term investments in 1997, which consisted of securities that management held to maturity. In 1998, all investments are highly liquid investments with maturities of three months or less and, therefore, are classified as cash equivalents.

         In connection with the October 1997 offering of Senior Secured Notes, as more fully described in Note 6 - Long Term Debt, the Company placed approximately $22.6 million of the net proceeds from the offering, representing funds sufficient, together with interest thereon, to pay the first four interest payments on the Senior Secured Notes, into an Interest Escrow Account (the Escrow Account) for the benefit of the holders of the Senior Secured Notes. As of December 31, 1998, the Escrow Account, including accrued interest, totaled $11.7 million. Until disbursed in accordance with the Escrow and Disbursement Agreement relating to the Escrow Account, the Escrow Account is designed to secure a portion of the Company's obligations under the Senior Secured Notes. Funds will be disbursed from the Escrow Account only to pay interest on the Notes and, upon certain repurchases or redemptions of the Senior Secured Notes, to pay principal of and premium, if any, thereon. Management has the intent and ability to hold the securities in the Escrow Account to maturity. These investments are carried at amortized cost and are summarized as follows on December 31, 1998:


                                               Gross Unrealized
    (In thousands)             Amortized Cost       Gains           Fair Value
    -------------              --------------   --------------   --------------
    U.S. Government agencies   $        5,806   $           28   $        5,834
    Corporate obligations               5,910               10            5,920
                               --------------   --------------   --------------
    Restricted investments     $       11,716   $           38   $       11,754
                               ==============   ==============   ==============

         Security fair values are based on market prices or dealer quotes. All securities mature in 1999.

5.       ACQUISITIONS

         In October 1996, the Company acquired certain voice information assets from The Reuben H. Donnelly Corporation (Donnelly) for an aggregate purchase price of $0.8 million. In connection therewith, the Company executed a services agreement with a three year minimum term under which Donnelly is obligated to pay the Company a minimum of $3.2 million over the term of the agreement and the Company is assuming Donnelly's operating responsibilities for its voice information services business. The Donnelly asset acquisition has been accounted for as the purchase of equipment and contract rights and the purchase price was allocated to the assets based on the estimated fair values at the date of acquisition.

         In December 1996, the Company acquired certain voice information servicing assets from GTE Directories Corporation (GTE) for an aggregate purchase price of $1.8 million. GTE and the Company executed sales agency and services agreements with a three year minimum term under which the parties have agreed to share revenues. The Company assumed operating responsibilities for GTE's voice information services business. The Company has guaranteed GTE a minimum of approximately $3.7 million as its percentage of shared revenues over the term of the agreement with minimum annual targets. If the Company pays the minimum required amount to GTE under the sales agency agreement, then pursuant to the services agreement, GTE will pay the Company a minimum of approximately $0.7 million for services rendered in the final year of the agreement. Through December 31, 1998 the Company has shared $1.7 million of revenues under this agreement. Assuming the 1999 target is met, it is expected that any shortfall of advertising sales in previous years will be offset by the amount received as the minimum payment from GTE under the final settlement terms of the service agreements; however, should the Company not meet the minimum revenue target it may be liable to GTE for such shortfall. The GTE asset acquisition has also been accounted for as the purchase of equipment and contract rights and the purchase price was allocated to the assets based on the estimated fair values at the date of acquisition.

         In January 1997, the Company acquired all of the outstanding shares of ICT held by minority interest shareholders in exchange for 1,390,000 shares of the Company's common stock, making ICT a wholly-owned subsidiary of the Company. The Company also issued options to purchase 177,000 shares of the Company's common stock at exercise prices ranging from $1.43 to $4.96 per share to certain employees and directors of ICT in exchange for their outstanding options to purchase ICT common shares. Cash expenses related to the acquisition were approximately $0.8 million. The aggregate purchase price for the acquisition of the ICT minority interest was approximately $11.3 million, and the acquisition was accounted for by the purchase method of accounting. The purchase price was allocated to patents, which are being amortized over a five year period.

         On October 30, 1997, the Company acquired certain of the electronic publishing assets of Brite Voice Systems, Inc. (Brite) for a purchase price of approximately $35.6 million. The Brite acquisition has been accounted for by the purchase method of accounting and the purchase price was allocated to equipment, contract rights and goodwill based on the estimated fair values of the assets at the date of acquisition. (See Note 2 - Significant Accounting Policies for a description of events subsequent to the date of acquisition.)

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


                                                     Year Ended December 31,
                                                      1996             1997
                                                   ------------    ------------
                                              (In thousands, except per share amount)
    Total revenues                                 $     30,356    $     31,637
    Operating loss                                      (20,574)        (28,789)
    Net loss                                            (32,552)        (40,778)
    Net loss attributable to common stockholders   $    (35,187)   $    (43,904)
    Net loss per common share                      $      (3.11)   $      (3.87)

Pro forma results presented above are not necessarily indicative of what actually would have occurred if the acquisitions had been consummated as of January 1, 1996, and are not intended to be a projection of future results or trends.

6.       LONG-TERM DEBT

         On April 3, 1996, the Company issued a senior note (the First Tranche
Note) in the principal amount of $5.0 million and a warrant (the "First Tranche Warrant") which entitled the holder thereof to purchase 500,000 shares of the Company's common stock at a purchase price of $10.21 per share. On September 30, 1996 and March 31, 1997, the Company issued additional senior notes in the amounts of $0.3 million and $0.4 million, respectively, for the payment of interest on the First Tranche Note. The First Tranche Note and the additional senior notes (collectively, the "Aggregate First Tranche Notes") were due on March 31, 2001 and bore interest at the rate of 13% per annum through March 31, 1998 and 12% thereafter. The estimated fair market value at the date of issuance of the First Tranche Warrant of $0.7 million was credited to capital in excess of par value and the First Tranche Note was recorded at a corresponding discount. The discount on the First Tranche Note was being amortized to interest expense using the effective interest rate method over the stated term of the First Tranche Note, resulting in an effective interest rate of 16.2%.

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

         The amendment of the Aggregate First Tranche Notes and First Tranche Warrant was accounted for as the extinguishment and replacement of the existing senior notes and the cancellation of the existing warrants and issuance of new warrants due to the significance of the modification to the terms of the senior notes and warrants. The extinguishment resulted in a loss of approximately $0.3 million, which was included in other (income) expense during the second quarter of 1997.

         In connection with the issuance of the Senior Secured Notes (the "Senior Secured Notes", or the "Notes"), the Company used $22.2 million of the proceeds received to pay off the amended Aggregate First Tranche Notes and the Second Tranche Notes, including accrued interest thereon, and the notes issued on September 30, 1997 in lieu of a cash interest payment. The early extinguishment of these notes resulted in a charge to earnings of approximately $3.5 million related to unamortized discount on the Second Tranche Notes and unamortized issuance costs which were recorded as an extraordinary item in 1997. The proceeds were also used in part to complete the Company's acquisitions of certain assets more fully described in Note 5 - Acquisitions.

         On October 30, 1997, the Company issued Senior Secured Notes in the principal amount of $100 million, which bear interest at the rate of 12% per annum through November 1, 2004. Interest on the Notes is payable semi-annually on May 1 and November 1 of each year commencing on May 1, 1998, to holders of record at the close of business on April 15th or October 15th immediately preceding the interest payment date. The Company placed approximately $22.6 million of the net proceeds from the offering, representing funds sufficient, together with interest thereon, to pay the first four interest payments on the Notes, into the Escrow Account. Interest payments of $12.1 million were made in 1998. As discussed in Note 4 - Short-term and Restricted Investments, $11.7 million remains in escrow at December 31, 1998 to pay the interest due in 1999.

         The Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company's subsidiaries (the "Subsidiary Guarantors"). The guarantees are senior obligations of the Subsidiary Guarantors and are secured by substantially all of the assets of the Subsidiary Guarantors. The guarantees rank pari passu in right of payment with all existing and future senior indebtedness of the Subsidiary Guarantors and rank senior in right of payment to all existing and future subordinated obligations of the Subsidiary Guarantors. The guarantees may be released upon the occurrence of certain events. The guarantee executed by IT Network contains a covenant that restricts payments of dividends on its capital stock to an amount sufficient to cover debt service on the Notes, redemptions or repurchases of the Notes or the Preferred Stock, dividends on the Preferred Stock and corporate overhead. The assets of Source consist solely of investments in its subsidiaries and invested proceeds from the Notes and the Senior PIK Preferred Stock and related warrants. Financial statements for the Subsidiary Guarantors and the parent, Source Media, Inc. are not presented because management has determined that they would not be material to investors.

         Except as described below, the Company may not redeem the Notes prior to November 1, 2001. On or after such date, the Company may redeem the Notes, in whole or in part, at any time, at various redemption prices set forth in the indenture governing the sale of the Notes, together with accrued and unpaid interest, if any, to the date of redemption. In addition, at any time and from time to time on or prior to November 1, 2000, the Company may, subject to certain requirements, redeem up to 35% of the aggregate principal amount of the Notes with the cash proceeds of one or more equity offerings at a redemption price equal to 112% of the principal amount to be redeemed, together with accrued and unpaid interest, if any, to the date of redemption, provided, that, at least $65.0 million of the aggregate principal amount of the Notes remain outstanding immediately after each such redemption. The Notes are not subject to any sinking fund requirement. Upon the occurrence of a change in control, the Company will be required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of the repurchase. The indenture contains certain covenants including, but not limited to, limitations on indebtedness, restricted payments, liens, restrictions on distributions from restricted subsidiaries, sales of assets and subsidiary stock, affiliate transactions, issuances of capital stock of restricted subsidiaries and sale/leaseback transactions. As of December 31, 1998, the dealer quoted value of a Note was $0.70 per dollar resulting in an aggregate fair market value of approximately $70.0 million.

7.       SENIOR PIK PREFERRED STOCK

         On October 30, 1997, the Company issued 800 units (the Units) for an aggregate purchase price of $20 million, each Unit consisting of 1,000 shares of non-voting Senior Preferred Stock (the "Preferred Stock") with a liquidation preference of $25.00 per share and 558.75 warrants (the "October 1997 Warrants") to purchase one share of the Company's common stock at a purchase price of $0.01 per share. In the aggregate, the October 1997 Warrants represent the right to purchase 447,000 shares of common stock. The Units were sold in connection with the Company's acquisitions of certain assets more fully described in Note 5 - Acquisitions.

         Dividends on the Preferred Stock are payable quarterly on each February 1, May 1, August 1 and November 1, commencing February 1, 1998, at a rate of 13 1/2% of the liquidation preference per share. At the Company's option, on any dividend payment date occurring on or prior to November 1, 2002 dividends may be paid either in cash or by the issuance of additional shares of Preferred Stock with a liquidation preference equal to the amount of such dividends; thereafter, dividends will be paid in cash. The certificate of designation governing the sale of the Units limits the amount of cash dividends that may be paid on the Preferred Stock. At any time and from time to time on or prior to November 1, 2000, the Company may, subject to certain requirements, redeem up to 35% of the aggregate liquidation value of the Preferred Stock with the cash proceeds of one or more equity offerings at a redemption price equal to 113 1/2% of the liquidation preference thereof, plus accumulated dividends, on the date of redemption. After November 1, 2000 and prior to November 1, 2002, the Preferred Stock is not redeemable. On or after November 1, 2002, the Company may redeem the Preferred Stock, in whole or in part, at any time, at various redemption prices, plus accumulated and unpaid dividends, to the date of redemption. Upon the occurrence of a change in control, the Company will be required to make an offer to purchase the outstanding shares of the Preferred Stock at a price equal to 101% of the liquidation preference thereof, plus accumulated and unpaid dividends, to the date of purchase. The Preferred Stock will be subject to mandatory redemption in whole on November 1, 2007, at a price equal to 100% of the then effective liquidation preference thereof, plus, without duplication, all accrued and unpaid dividends to the date of redemption. The certificate of designation contains certain covenants including, but not limited to, limitations on indebtedness, restricted payments, affiliate transactions, issuances of capital stock of restricted subsidiaries and sale/leaseback transactions.

         The Preferred Stock ranks senior to all classes of common stock and to each other class of capital stock or series of preferred stock with respect to dividend rights and rights on liquidation, winding-up and dissolution of the Company. The Preferred Stock is non-voting except in certain circumstances. The Company may not authorize any new class of preferred stock that ranks senior or pari passu to the Preferred Stock without the approval of the holders of at least a majority of the shares of Preferred Stock then outstanding, voting or consenting, as the case may be, as one class, provided, however, that the Company can issue additional shares of Preferred Stock to satisfy dividend payments on outstanding shares of Preferred Stock; and further provided that the Company can issue shares of preferred stock ranking pari passu with the Preferred Stock if after giving effect thereto, the Consolidated Coverage Ratio, as defined in the certificate of designation, is greater than 1.7 to 1.0.

         The estimated fair market value of the October 1997 Warrants, which was estimated to be approximately $5.5 million, was credited to capital in excess of par value and the Preferred Stock was recorded at a corresponding discount. Additionally, $1.2 million of issuance costs were recorded on the Preferred Stock. The discount and issuance costs on the Preferred Stock are being accreted as additional preferred stock dividends using the effective dividend rate method over a ten year period, resulting in an effective dividend rate of 19.9%. As of December 31, 1998, the dealer quoted fair market value of the preferred stock was $18.00 per share for an aggregate value of $16.4 million.

         During 1998, the quarterly dividends due on the Preferred Stock were paid through the issuance of additional Preferred Stock having a total liquidation preference of $2.8 million with terms identical to those of the Preferred Stock. The estimated fair market value of the stock issued in lieu of a cash payment on the respective dividend dates totaled $2.4 million which was recorded as preferred stock dividends.

8.       STOCK OPTIONS, WARRANTS, EMPLOYEE STOCK PURCHASE PLAN AND RETIREMENT
         PLAN

         Stock Options

         In 1995 the Company adopted the 1995 Performance Equity Plan (the Equity Plan). The Equity Plan provides for the grant of options to purchase shares of the Company's common stock to employees, officers, directors, and consultants of the Company and its subsidiaries, including Holdings, IT Network and Interactive Channel. Options granted pursuant to the Equity Plan have a term of ten years from the date of grant and generally vest over four or five years. The Equity Plan, as amended, authorizes the granting of awards (stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options, and other stock-based awards, as defined), the exercise of which would allow up to an aggregate of 1,975,000 shares of the Company's common stock to be acquired.

         In 1989, the Company established a qualified incentive employee stock option plan. Options granted in 1989 and 1990 have a term of ten years from the date of grant and vested over a three year period. During 1991 and 1993, the Company established additional qualified incentive employee stock option plans whereby granted options have a term of ten years from the date of grant and vest over a five year period. The Company does not intend to grant any additional options under these plans and, accordingly, all remaining options available for grant under such plans are assumed to be canceled.

         The following table is a summary of stock option activity under the employee stock option plans during the years ended December 31, 1996, 1997, and 1998:


                                   OPTIONS AVAILABLE  SHARES UNDER     AGGREGATE    OPTIONS OR EXERCISE     WEIGHTED AVERAGE
EMPLOYEE STOCK OPTION ACTIVITY        FOR GRANT         OPTION           PRICE        PRICE PER SHARE    EXERCIE PRICE PER SHARE
                                     ------------    ------------    ------------    ----------------    -----------------------
Balance at December 31,1995               358,999         348,609    $  3,271,718       $0.74-$11.50      $        9.39
    Options authorized                    400,000            --              --                --                   --
    Options granted                      (775,224)        775,224       7,181,190         8.25-10.50               9.26
    Options exercised                        --           (23,485)       (141,796)         0.74-9.77               6.04
    Options canceled - 1995 Plan           16,225         (16,225)       (169,731)        8.25-11.12              10.46
    Options canceled - Other plans           --           (22,379)       (217,980)         3.72-9.77               9.74
                                     ------------    ------------    ------------      -------------      -------------
Balance at December 31,1996                  --         1,061,744       9,923,401         0.74-11.50               9.35
    Options authorized                    500,000            --              --                --                   --
    Options granted                      (176,000)        176,000       1,280,700         6.41-13.31               7.28
    Options exercised                        --           (90,803)       (758,755)        0.74-10.40               8.36
    Options canceled - 1995 Plan          149,324        (149,324)     (1,376,794)        6.41-11.12               9.22
    Options canceled - Other plans           --           (21,910)       (204,820)         3.72-9.77               9.35
                                     ------------    ------------    ------------      -------------      -------------
Balance at December 31,1997               473,324         975,707       8,863,732         0.74-13.31               9.08
Options authorized                        575,000            --              --                --                   --
Options granted                        (1,068,201)      1,068,201       9,357,781         6.28-14.00               8.76
Options exercised                            --           (51,888)       (469,317)        0.74-11.12               9.04
Options canceled - 1995 Plan               38,653         (38,653)       (353,452)        6.41-11.12               9.14
Options canceled - Other Plan                --            (9,898)        (96,272)         3.72-9.77               9.73
                                     ------------    ------------    ------------      -------------      -------------
BALANCE AT DECEMBER 31, 1998               18,776       1,943,469    $ 17,302,472       $3.72-$14.00      $        8.90
                                     ============    ============    ============      =============      =============



         During 1995, the Company adopted the 1995 Nonqualified Stock Option Plan for Non-Employee Directors (the "Directors' Plan"). The Directors' Plan provides for the automatic annual grant to each non-employee director of the Company an option to purchase 3,000 shares of common stock. Options granted under the Directors' Plan have an exercise price equal to the fair market value of the common stock on the date of grant and are exercisable at any time from the date of grant until the fifth anniversary thereof. The Directors' Plan, as amended on May 21, 1997, provides for the grant of options to purchase up to 300,000 shares of common stock. The following table is a summary of stock option activity under the Directors' Plan during the years ended December 31, 1996, 1997, and 1998:


                                   OPTIONS           SHARES                                             WEIGHTED AVERAGE
DIRECTORS' PLAN STOCK OPTION      AVAILABLE          UNDER            AGGREGATE     OPTION OR EXERCISE   EXERCISE PRICE
ACTIVITY                          FOR GRANT          OPTION            PRICE         PRICE PER SHARE        PER SHARE
----------------------------   --------------    --------------    --------------    -----------------   --------------
Balance at December 31, 1995           78,000            12,000    $      130,650    $        10.89      $        10.89
Options granted                       (18,000)           18,000           187,650             10.43               10.43
                               --------------    --------------    --------------    --------------      --------------
Balance at December 31, 1996           60,000            30,000           318,300       10.43-10.89               10.61
Options authorized                     50,000                --                --                --                  --
Options granted                       (15,000)           15,000            88,650              5.91                5.91
                               --------------    --------------    --------------    --------------      --------------
Balance at December 31, 1997           95,000            45,000           406,950        5.91-10.89                9.04
Options granted                       (33,000)           33,000           617,670       13.77-22.84               18.72
Options exercised                        --              (6,000)          (63,938)      10.43-10.89               10.66
                               --------------    --------------    --------------    --------------      --------------
Balance at December 31, 1998           62,000            72,000    $      960,682      $5.91-$22.84      $        13.34
                               ==============    ==============    ==============    ==============      ==============

         Pursuant to an agreement, each of the 176,958 options for ICT common shares outstanding at the effective time of the acquisition of the remaining minority interest of ICT was exchanged for an option (a "Replacement Option") to purchase shares of common stock. During 1998, 35,891 Replacement Options were exercised at a weighted average exercise price of $4.11. As of December 31, 1998, the remaining options represent the right to purchase 35,891 shares of common stock at a weighted average exercise price of $4.12 per share.

         Certain additional information for all outstanding options as of December 31, 1998, is being presented based on a range of exercise prices as follows


                                                                                         EXERCISE PRICES
                                                                       $3.72-$4.15         $5.91-$14.00           $22.84
                                                                       -----------         ------------         -----------
          Number of outstanding options                                     35,958            1,997,402              18,000
          Weighted average exercise price of outstanding options      $       4.12         $       8.94         $     22.84
          Weighted average remaining life                               7.4  years            8.4 years           9.6 years
          Number of options exercisable                                     35,958              705,055              18,000
          Weighted average exercise price of options exercisable      $       4.12         $       9.36         $     22.84

         As required by the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), pro forma information regarding net loss and loss per share has been determined as if the Company had accounted for employee and director stock options granted subsequent to December 31, 1994 under the fair value method provided for under FAS 123. The fair value for the stock options granted to directors, officers and key employees of the Company on or after January 1, 1995 was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                 1996            1997            1998
                                                 ----            ----            ----
             Risk-free interest rate            6.39%           6.21%            5.31%
             Expected dividend yield            0.00%           0.00%            0.00%
             Expected volatility                  30%             30%              76%
             Expected lives                   4.0 years       4.0 years        2.7 years

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

         The weighted-average fair value of stock options granted during the years ended December 31, 1996, 1997 and 1998 was $2.34, $2.55 and $4.50,
respectively. For purposes of the pro forma disclosures, the estimated fair value of stock options granted from January 1, 1995 through December 31, 1998 have been amortized to expense over the vesting period. The Company's pro forma information for FAS 123 follows (in thousands, except for loss per common share information):


                                                                              1996             1997            1998
                                                                             --------         --------       --------
    Net loss attributable to common stockholders         As reported         $ 13,855         $ 32,797       $ 62,626
                                                           Pro forma         $ 14,411         $ 33,471       $ 64,271


    Net loss per common share                            As reported         $   1.39         $   2.89       $   5.21
                                                           Pro forma         $   1.45         $   2.95       $   5.35

         Because FAS 123 is applicable only to options and stock-based awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

         Warrants

         The Company has issued warrants for the purchase of shares of its common stock from time to time in connection with various financing transactions and for advisory and consulting services provided to the Company. The majority of the warrants provide for registration rights. As of December 31, 1998, outstanding warrants for the purchase of common stock of the Company were:


             SHARES ISSUABLE    EXERCISE PRICE
             UPON EXERCISE        PER SHARE           EXPIRATION DATE
             -------------        ---------           ---------------
               1,034,687          $  6.00             May 2000
                 200,000             6.41             May 2000
               2,326,500(1)         11.00             June 2000
                  83,085            10.80             February 2001
                 252,676            10.50             December 2002
               1,335,924             6.00             March 2004
                  25,000(1)         11.00             June 2005
                  37,748             4.38             June 2007
                 447,000             0.01             November 2007
               ---------
               5,742,620
               =========

(1) In the event the sales price of the Company's common stock equals or exceeds $20.00 per share for 20 consecutive trading days, the Company will have the right to redeem warrants representing 2,351,500 common shares upon 20 days written notice at a price of $11.00 per share.

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

         Shares Reserved for Future Issuance

         As of December 31, 1998, common shares reserved for future issuance were as follows:


                                                       NUMBER OF
               SECURITY                              RESERVED SHARES
               --------                              ---------------
                Warrants ...........................   5,742,620
                Stock options ......................   2,132,136
                Employee stock purchase plan .......      57,557
                997758 Class Y Stock exchange rights     206,376
                                                       ---------
                                                       8,138,689
                                                       =========

         Employee Stock Purchase Plan and Retirement Plan

         During July 1996, the Company's Board of Directors adopted the Employee Stock Purchase Plan (the "Plan"), which was approved by the Company's stockholders at the 1997 annual meeting. Under the Plan, eligible employees may purchase shares of the Company's common stock at a discount through voluntary monthly payroll deductions with a maximum contribution being 10% of an eligible employee's salary, beginning in September 1996. Semi-annually, on June 30 and December 31, participant account balances are used to purchase shares at the lesser of 85 percent of the fair market value of the common stock on either the first or last day of the subscription period. In connection with the Plan, the Company has set aside 100,000 shares of common stock held in treasury. On June 30, 1998 and December 31, 1998, 11,595 shares and 7,055 shares of common stock were purchased by employees at prices of $7.38 per share and $14.13 per share, respectively.

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

9.       NOTES RECEIVABLE FROM STOCKHOLDERS

         On May 20, 1993, the Company loaned $0.8 million to the individual holding Class Y shares of 997758, which note is secured by the individual's holdings in 997758 and bears interest at a rate per annum of 2%, payable quarterly. The unpaid principal and interest become due on May 20, 2000. At that time, the Company recorded a discount to reflect the difference between the actual interest rate and a reasonable market rate (10%) and increased goodwill accordingly. The note and accrued interest, net of the unamortized discount of $0.1 million and $0.1 million as of December 31, 1997 and 1998, respectively, are reflected as a reduction of minority interests in the accompanying consolidated balance sheet.

         On June 30, 1993, the Company loaned $0.1 million to an officer, director and stockholder. This loan bears interest at the rate of 10% per annum, with the principal amount and accrued interest due and payable on May 31, 1999. Payment of the note is secured by a pledge of 6,719 shares of common stock. Amounts outstanding, including accrued interest, are included in stockholders' equity (capital deficiency) in the accompanying consolidated balance sheets.

10.      LEASES

         The Company leases office space and various office equipment under operating leases. Rent expense was $0.5 million, $0.9 million and $1.1 million for the years ended December 31, 1996, 1997, and 1998, respectively.

         At December 31, 1998, aggregate amounts of future minimum payments under lease commitments are as follows:


                                                   Operating Leases
                                                     (In thousands)
                  1999                                  $  819
                  2000                                     698
                  2001                                     282
                  2002                                       4
                  2003                                       6
                                                        ------
                  Total future minimum lease payments   $1,809
                                                        ======

11.      INCOME TAXES

         For the years ended December 31, 1996, 1997 and 1998, the Company had no provision or benefit for income taxes because the deferred benefit from the operating losses was offset by an increase in the valuation allowance of $5.6 million, $4.1 million and $18.3 million, respectively. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                     1997            1998
                                                 ------------    ------------
  Deferred tax liabilities:
  Tax over book depreciation                     $   (548,386)   $   (523,243)
  Other                                               (11,156)         (7,706)
                                                 ------------    ------------
  Total deferred tax liabilities                     (559,542)       (530,949)
  Deferred tax assets
     Net operating loss carryforwards              24,136,650      32,431,574
     Investment tax credits                           801,712         488,025
     Unearned income                                1,491,716         787,065
     Book over tax amortization of intangibles        414,831      10,420,726
     Reserve for fixed asset impairment               739,763         739,763
     Accrued expenses                                  61,248         927,397
     Other                                             56,967         143,312
                                                 ------------    ------------
  Total deferred tax assets                        27,702,887      45,937,862
  Valuation allowance for deferred tax assets     (27,143,345)    (45,406,913)
                                                 ------------    ------------
  Net of valuation allowance                          559,542         530,949
                                                 ------------    ------------
  Net deferred tax asset                         $         --    $         --
                                                 ============    ============

         At December 31, 1998, the Company had net operating loss carryforwards of approximately $87.4 million for United States income tax purposes, that expire in 2003 through 2018, which may be used to reduce future United States taxable income. The Tax Reform Act of 1986 imposes limitations on the use of net operating loss carryforwards if certain stock ownership changes occur. An ownership change occurred that will cause utilization of a portion of the Company's net operating losses to be limited to approximately $9.0 million in a given year.

         At December 31, 1998, ICT had net operating loss carryforwards for Canadian income tax purposes of approximately Cdn $0.3 million, expiring in 1999 through 2003, which may be used to reduce future Canadian taxable income of ICT. ICT also has available at December 31, 1998 investment tax credits totaling Cdn $0.8 million, expiring in 1999 through 2002. At December 31, 1998, ICT had net operating loss carryforwards for Ontario Provincial income tax purposes of approximately Cdn $0.1 million, expiring in 2002 through 2003, which may be used to reduce future Ontario taxable income of ICT.

         Certain transactions between ICT and its subsidiaries in March 1997 resulted in taxable income of approximately $7.0 million in the United States and Canada and the utilization of net operating losses in both countries in 1997. Certain transactions between ICT and its subsidiaries in 1998 resulted in utilization of approximately Cdn $4.0 million of Canadian net operating loss carryforwards.

12.      CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

         The Company performs ongoing credit evaluations of its customers and does not require collateral. Overall concentrations of credit risk with respect to receivables, except for the customers discussed below, are limited because of the large number of customers in the Company's customer base, the relatively small dollar amount of individual customer balances and their dispersion across many different industries and geographic areas. The Company maintains an allowance for doubtful accounts which was $0.4 million and $0.2 million as of December 31, 1998 and 1997, respectively, to reserve for potential credit losses, which have historically been within management's expectations.

         As of December 31, 1998 and 1997, balances due from BellSouth Advertising and Publishing represented 21% and 22%, respectively, of the Company's accounts receivable. No other customer represented more than 10% of the Company's accounts receivable as of December 31, 1998 or 1997.

         For the year ended December 31, 1998, a major customer accounted for 12% of monetary revenues. For the year ended December 31, 1997, a major customer accounted for 11% of the monetary revenues while another major customer accounted for 10% of monetary revenues. No other customer accounted for greater than 10% of monetary revenues for any of the three years ended December 31, 1998.

13.      MANAGEMENT PLANS

         The Company has reported a net loss of approximately $59.6 million for the year ended December 31, 1998, incurred accumulated losses from inception to December 31, 1998 aggregating to approximately $148.9 million, and reported negative cash flows from operations for the year ended December 31, 1998 of approximately $23.4 million and a capital deficiency of $71.5 million. The Company's 1999 operating plan contemplates focusing activities to expand revenues at the Company's IT Network division and successfully launch its VirtualModem(TM) and Interactive Channel products. Based on its plan, management expects to be able to meet its current maturing obligations through the end of 1999; however, there can be no assurance that the Company will be successful in its attempt to expand monetary revenues, successfully launch its VirtualModem(TM) and Interactive Channel products, secure additional financing, or consummate a strategic alternative. Since the development of the 1999 operating plan, the Company executed a Letter of Intent with Prevue. Management intends to finalize the Prevue transaction. If management's plans are not successful, management may not be able to secure additional financing or consummate a strategic alternative that would provide adequate working capital to meet the requirements of existing obligations beginning in 2000.

14.      SEGMENT REPORTING

         The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information:" ("SFAS 131") in the year ended December 31, 1998.

         In accordance with SFAS 131, the Company has identified two reportable operating segments, IT Network and Interactive TV, for disclosure purposes. These two segments are regularly reviewed by the Company's management for determination of the allocation of resources to these businesses.

         IT Network sells advertising and related support services to clients who sponsor a promotional message with interactive content supplied primarily by IT Network.

         Interactive TV has designed and is developing proprietary software and interactive programming services that can enable digital, two-way television systems equipped with digital (or advanced analog) set-top boxes to deliver two-way, interactive programming with the touch of a set-top remote or the use of a wireless keyboard.

         The total revenues, expenses and assets by reportable operating segments are used in the Company's operations and do not include general corporate overhead and assets not allocated to the operating units. These assets and expenses have been separately disclosed for reconciliation purposes.

         The following are operating results and certain other information by business segment:




                                                YEAR ENDED DECEMBER 31,
                                            1996         1997         1998
                                          ---------    ---------    ---------
                                                    (IN THOUSANDS)
         Monetary revenues:
               IT Network                 $   7,543    $  12,082    $  24,244
               Interactive TV                 1,032          305          107
                                          ---------    ---------    ---------
         Total monetary revenues          $   8,575    $  12,387    $  24,351
                                          =========    =========    =========

         Nonmonetary revenues:
               IT Network                 $   9,944    $   6,044    $   1,756
               Interactive TV                  --           --           --
                                          ---------    ---------    ---------
         Total nonmonetary revenues       $   9,944    $   6,044    $   1,756
                                          =========    =========    =========

         Net revenues:
               IT Network                 $  17,487    $  18,126    $  26,000
               Interactive TV                 1,032          305          107
                                          ---------    ---------    ---------
         Total net revenues               $  18,519    $  18,431    $  26,107
                                          =========    =========    =========
         Operating loss:
               IT Network                 $    (301)   $    (163)   $ (29,475)
               Interactive TV               (10,311)     (19,892)     (11,325)
               Corporate                     (3,407)      (4,435)      (7,960)
                                          ---------    ---------    ---------
         Total operating loss             $ (14,019)   $ (24,490)   $ (48,760)
                                          =========    =========    =========
         Identifiable assets:
               IT Network                 $   6,482    $  51,374    $  19,408
               Interactive TV                 4,166        9,959        8,401
               Corporate                      5,249       52,169       28,780
                                          ---------    ---------    ---------
         Total identifiable assets        $  15,897    $ 113,502    $  56,589
                                          =========    =========    =========
         Depreciation and amortization:
               IT Network                 $     361    $   2,835    $   5,684
               Interactive TV                 1,577        6,465        2,925
               Corporate                       --           --            251
                                          ---------    ---------    ---------
         Total depreciation and
               amortization               $   1,938    $   9,300    $   8,860
                                          =========    =========    =========
         Capital expenditures:
               IT Network                 $     591    $   2,838    $     993
               Interactive TV                 2,088        1,944          432
               Corporate                       --           --             85
                                          ---------    ---------    ---------
         Total capital expenditures       $   2,679    $   4,782    $   1,510
                                          =========    =========    =========

15.      SUBSEQUENT EVENTS

         On February 11, 1999, the Company and Prevue executed a Letter of Intent to enter into a joint venture, Newco. The Letter of Intent is subject to the execution of definitive documentation, including representations and warranties, covenants and conditions to closing. There can be no assurance that the Company, Prevue and United Video will be able to agree on the form of such definitive documents or that, if agreed upon, the transaction will be consummated. See discussion of contingencies related to the Letter of Intent in
Note 3 - Commitments and Contingencies.

                                INDEX TO EXHIBITS


 Exhibit
 Number             Description
 ------             -----------

3.1 Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1, as amended (No.
         33-97564), and incorporated herein by reference).


3.2      Bylaws (filed as Exhibit 3.2 to HBAC Registration Statement on Form
         S-1, as amended (No. 33-62606), and incorporated herein by reference).


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

10.1     Development and Licensing Agreement dated as of April 1, 1995 between
         IT Network, Inc., Source Media, Inc., ICT Inc., Cable Share
         International Inc., ICT (U.S.) Limited and ICT B.V. ("Development and
         Licensing Agreement") (filed as Exhibit 10.22 to the Company's Annual
         Report on Form 10-K for the Year Ended December 31, 1995, and incorporated herein by reference).

10.1.1   First Amendment to the Development and Licensing Agreement, dated
         October 31, 1996.

10.1.2   Second Amendment to the Development and Licensing Agreement dated
         March 17, 1997.

10.1.3   Third Amendment to the Development and Licensing Agreement, dated
         October 24, 1997.

10.2     Interactive Television License Agreement between IT Network, Inc., ICT
         (U.S.) Limited and ICT Inc., dated June 11, 1992 (filed as Exhibit
         10.40 to HBAC's Registration Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).


10.3 Interactive Channel Distribution Agreement dated November 16, 1995 between IT Network, Inc. and Cablevision Systems Corporation (filed as
         Exhibit 99.2 to the Company's Current Report on Form 8-K filed January
         30, 1996, and as amended on March 19, 1996, and incorporated herein by reference).


10.4     Interactive Cable Agreement between IT Network, Inc. and Marcus Cable
         Associates, L.P. (formerly known as Sammons Communications, Inc.), dated June 4, 1993 (filed as Exhibit 10.53 to HBAC's Registration
         Statement on Form S-4 (No. 33-90482), and incorporated herein by reference).


10.5     Contribution Agreement between National Research Council Canada and ICT
         Inc. (filed as Exhibit 10.54 to HBAC's Registration Statement on Form
         S-4 (No. 33-90482), and incorporated herein by reference).

10.6     Stock Purchase Warrant dated April 13, 1996 between Northstar Advantage
         High Total Return Fund and the Company (filed as Exhibit 10.3 to the
         Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31,
         1996, and incorporated herein by reference).


10.7     Registration Rights Agreement dated April 3, 1996 between Northstar
         Advantage High Total Return Fund and the Company (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended
         March 31, 1996, and incorporated herein by reference).


10.8     License Agreement dated June 6, 1996 between WinStar New Media Co.,
         Inc. and the Company (filed as Exhibit 10.2 to the Company's Quarterly
         Report on Form 10-Q for the Quarter Ended June 30, 1996, and incorporated herein by reference).


10.9     Charter Affiliation Agreement between Century Communications
         Corporation and the Company (filed as Exhibit 10.1 to the Company's
         Current Report on Form 8-K filed April 23, 1996, and incorporated herein by reference).


10.10    Arrangement Agreement dated November 13, 1996 between the Company and
         ICT. (filed as Exhibit 10.18 to the Company's Registration Statement on Form S-1, (No. 33-16883), subsequently withdrawn, and incorporated herein by reference).


10.11    Form of Plan of Arrangement. (filed as Exhibit 10.19 to the Company's
         Registration Statement on Form S-1 (No. 33-16883), subsequently withdrawn, and incorporated herein by reference).


10.12 Stock Purchase Warrant dated as of April 9, 1996 between the Company and Northstar (filed as Exhibit 10.29 to the Company's Annual Report on
         Form 10-K for the Year Ended December 31, 1996, and incorporated by reference herein).


10.13 Amended and Restated Stock Purchase Warrant dated as of April 9, 1997 between the Company and Northstar (filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the Year Ended December 31,
         1996, and incorporated by reference herein).


10.14    Amended and Restated Registration Rights Agreement dated as of April 9,
         1997 among the Company and Northstar, Zeneca, McConnell, ICI and
         Delaware (filed as Exhibit 10.35 to the Company's Annual Report on Form
         10-K for the Year Ended December 31, 1996, and incorporated by reference herein).


10.15 Management Lock-Up and Voting Agreement dated as of April 9, 1997 among each of the persons named on Schedule I thereto, the Company and Northstar, Zeneca, McConnell, ICI and Delaware (filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the Year Ended December
         31, 1996, and incorporated by reference herein).

10.16    Asset Purchase Agreement dated September 23, 1997 between IT Network,
         Inc. and Brite Voice Systems, Inc. (filed as Exhibit 2.1 to the
         Company's current report on Form 8-K dated October 30, 1997, and incorporated by reference herein).

10.17* 1995 Performance Equity Plan, as amended and restated effective as of June 10, 1998.


10.18* 1995 Nonqualified Stock Option Plan for Non-employee Directors (filed as Exhibit 10.32 to Source Media's Registration Statement on Form S-1,
         (No. 33-90482), and incorporated by reference herein).


10.19    Amendment dated October 7, 1997 between IT Network, Inc. and Brite
         Voice Systems, Inc. to Asset Purchase Agreement dated September 23,
         1997 between IT Network, Inc. and Brite Voice Systems, Inc. (filed as
         Exhibit 2.2 to the Company's current report on Form 8-K dated
         October 30, 1997, and incorporated by reference herein).


10.20    Asset Purchase Agreement dated September 30, 1997 between Source Media,
         Inc. and Voice News Network, Inc. (filed as Exhibit 2.3 to the
         Company's current report on Form 8-K dated October 30, 1997, and incorporated by reference herein).


10.21 Preferred Stock Registration Rights Agreement dated October 30, 1997 between Source Media, Inc. and Natwest Capital Markets Limited and
         Prudential Securities Incorporated (filed as Exhibit 10.2 to the
         Company's current report on Form 8-K dated October 30, 1997, and incorporated by reference herein).


10.22 Exchange and Registration Rights Agreement for Senior Secured Notes dated September 30, 1997 between Source Media, Inc. and Natwest Capital
         Markets Limited and Prudential Securities Incorporated (filed as
         Exhibit 10.1 to the Company's current report on Form 8-K dated
         October 30, 1997, and incorporated by reference herein).


10.23 Form of Guarantee for domestic subsidiaries (filed as Exhibit 10.29 to the Company's Registration Statement on Form S-4 (No. 333-42017), and incorporated by reference herein).


10.24 Form of Guarantee for foreign subsidiaries (filed as Exhibit 10.30 to the Company's Registration Statement on Form S-4 (No. 333-42017), and incorporated by reference herein).


21       Subsidiaries.


23       Consent of Ernst & Young LLP.


27       Financial Data Schedule.


*  Management contract or compensatory plan