Form 10-K405/A
period 1998-12-31
SOURCE MEDIA INC
filed 1999-04-30
CIK 900029

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

             For the transition period from __________ to __________

                         Commission File Number: 0-21894

                               SOURCE MEDIA, INC.
             (Exact Name of Registrant as Specified in its Charter)


               DELAWARE                                    13-3700438
        (State of incorporation)            (I.R.S. Employer Identification No.)

           5400 LBJ FREEWAY                                  75240
               SUITE 680                                   (Zip Code)
             DALLAS, TEXAS
(Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (972) 701-5400

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No

         Aggregate market value of Common Stock held by nonaffiliates as of March 31, 1999: $201,238,684

         Number of shares of Common Stock outstanding as of March 31, 1999:
13,141,689

                    DOCUMENTS INCORPORATED BY REFERENCE: None

         The following items of Source Media, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 are hereby amended. Each such item is set forth herein in its entirety, as amended.


                                                                               Page
                                                                               ----
                                    PART III

Item 10.  Directors and Executive Officers of the Company                       3

Item 11.  Executive Compensation                                                5

Item 12.  Security Ownership of Certain Beneficial Owners and Management        8

Item 13.  Certain Relationships and Related Transactions                        9

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Certain information with respect to persons who are executive officers of the Company is set forth under the caption "Executive Officers of the Company" in Part I of this report.

         The directors of the Company are as follows:

         Timothy P. Peters, age 41, has served as a director and officer of the Company since its inception in 1988, as President from inception through May 1996, as Chief Executive Officer from December 1992 through March 1999 and was elected Chairman of the Board in August 1994. In 1986, Mr. Peters founded Information Express, Co., an operator-assisted Yellow Pages company that served the Denver area, where he acted as a Vice President from 1986 to 1988. From 1979 to 1986 Mr. Peters served as Regional Manager for Penn Central Telecommunications Company.

         John J. Reed, age 41, has served as a director and officer of the Company since its inception in 1988 and as President since 1996. Mr. Reed was Chairman of the Board of Interactive Channel Technologies, Inc. from November 1991 to October 1993, and President of Interactive Channel from 1994 to 1996. From 1986 to 1989, Mr. Reed was President of Reed & Associates, a Dallas-based real estate brokerage and professional services firm, of which he is the sole shareholder. Mr. Reed has conducted business through this firm from time to time since 1989.

         Michael J. Marocco, age 40, has served as a director of the Company since May 1996. Mr. Marocco is a Managing Director of Sandler Capital Management ("Sandler") and has been associated with Sandler since April 1989. Prior to that, Mr. Marocco was a vice president at Morgan Stanley & Co., Inc. where he was involved in raising capital and merger and acquisition transactions. Mr. Marocco serves as a director of numerous private companies involved in cable television, advertising and cellular telephone industries.

         James L. Greenwald, age 72, has served as a director of the Company since May 1996. Mr. Greenwald has served as chairman emeritus of Katz Media Corporation ("Katz"), a communications representative firm, since August 1995. Mr. Greenwald joined Katz in 1956 and has held various positions, including President of the radio division from 1965 through 1970, Executive Vice President from 1970 through 1975, President from 1975 through 1982 and Chairman of the Board of Directors and Chief Executive Officer from 1975 through 1994. Mr. Greenwald is a director of Granite Broadcasting Company, Paxon Communications and an honorary trustee of the Foundation of American Women in Radio and Television, a past President of the International Radio and Television Foundation and the Station Representatives Association and a Director of the Touchdown Club.

         Robert H. Alter, age 70, has served as a director of the Company since May 1997. Mr. Alter has served as the President of Alter Associates, Inc., a domestic and international television consulting firm, since its founding in 1992. Mr. Alter is currently vice-chairman of Cabletelevision Advertising Bureau, Inc., with which he held the position of founding president and chief executive officer from 1981 to 1991. From November 1991 through December 1992, he was a senior advisor to the Board of Star TV in Hong Kong. From 1958 through 1981, he was employed with the Radio Advertising Bureau, where his last position was that of Executive Vice President. Mr. Alter is a director of Video Services Corporation and AdCom, Inc.

         Barry Rubenstein, age 55, has served as a director of the Company since September 1997. Since October 1988, Mr. Rubenstein has served as Chairman of Care Management Group, a non-public organization. Mr. Rubenstein has been a principal in Wheatley Partners, L.P. since 1996. In 1994, Mr. Rubenstein co-founded the 21st Century partnerships, of which he is presently a principal. In 1992, Mr. Rubenstein co-founded Applewood Associates, L.P., of which he is presently a principal. Prior to 1992, Mr. Rubenstein was a founder of, or founding consultant to, Applied Digital Data Systems, Inc., Novell, Inc., and Cheyenne Software, Inc. From 1983 to 1987, Mr. Rubenstein held various positions with Cheyenne Software, Inc., including President, Chief Executive Officer, Director and Chairman of the Board. Mr. Rubenstein is a director of, or advisor to, Infonautics Corporation, Millbrook Press, Network-1 Security Solutions, Inc., US Web Corp. and several private technology companies.

         Michael S. Willner, age 47, has served as a director of the Company since April 1998. Mr. Willner is President and Chief Executive Officer of ICI Communications, Inc., a company he co-founded in 1985.

Mr. Willner presently serves on the boards of NTL Incorporated, the National Cable Television Association and C-SPAN.

         The following are executive officers of the Company, not already included in the directors table:

         Stephen W. Palley, age 54, joined the Company in April 1999 as Chief Executive Officer. Mr. Palley was Chief Operating Officer of King World Productions, Inc., from 1986 to 1996. Mr. Palley's background includes entertainment, music and television and securities law. He is a member of the New York State Bar and the Museum of Radio and Television Council.

         F. Paul Tigh, age 46, has served as Chief Financial Officer and Treasurer since July 1998. Mr. Tigh joined the Company in April 1998 as Vice President and Corporate Controller. Prior to joining Source Media, Mr. Tigh was Chief Financial Officer for Advanced Telemarketing Corporation. His previous employment includes increasingly responsible positions with Scientific Atlanta, Inc., Allied Signal, Inc. and Bendix Corporation.

         Maryann Walsh, age 51, has served as General Counsel of the Company since January 1995 and Secretary of the Company since March 1995. Together with Mr. Peters, she founded Information Express Co. and served as its Corporate Counsel and Secretary. In 1981, she worked for a law firm in London, England and from 1989 through 1994, she was with a law firm in Jakarta, Indonesia. She was also a counsel with Mobil Oil Corporation in New York City and Denver and handled U. S. Supreme Court and Federal Court matters for the U.S. Department of Justice.

         Daniel D. Maitland, age 48, has served as President of IT Network since October 1997. He had served as President of the Company's telephone division since November 1996 and as an Executive Vice President of the Company since September 1997. In 1986, Mr. Maitland founded BDR Audiotex, Inc., a telephone information services company. In 1990, that company merged with Perception Technology, and Mr. Maitland became the Executive Vice President and General Manager of Perception Electronic Publishing . In 1993, Perception Technology merged with Brite Voice Systems.

         W. Thomas Oliver, age 56, has served as President of the Interactive Channel since October 1997, prior to which he had served as President of the Company's television division since June 1996 and as an Executive Vice President of the Company since September 1997. Mr. Oliver was Executive Vice President of DMX from 1994 to 1995; President and Chief Executive Officer of International Cablecasting Technologies from 1987 to 1994; and a Senior Vice President of Home Box Office from 1973 to 1987.

         Victoria Hamilton, age 45, has served as a consultant to the Company since January 1999 and as Interim Chief Operating Officer since March 1999. Prior to that time she was Chief Operating Officer of General American Investors, a closed end investment fund which trades on the NYSE. Prior to her seven years at General American Investors, Ms. Hamilton was in venture capital for a decade with SRK Management Company.


             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires directors and officers of the Company, and persons who own more than ten percent of the Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the Common Stock. Directors, officers and more than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 1998, all directors, officers and more than ten percent beneficial owners were in compliance with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following summary compensation table sets forth the annual compensation paid or accrued, together with the number of shares covered by options granted, to the Company's Chief Executive Officer and the four other highest paid executive officers in 1998 (the "named executive officers") for the years indicated:



                                                                                     LONG TERM
                                                 ANNUAL COMPENSATION                COMPENSATION
                                         ----------------------------------      ------------------
                                                                                   COMMON STOCK
NAME AND PRINCIPAL POSITION              YEAR      SALARY          BONUS          UNDERLYING OPTIONS
---------------------------              ----   -----------    ------------      ------------------


Timothy P. Peters                        1998   $    225,000   $          0           212,500
Chairman of the Board and                1997        225,000        132,656            12,500
Chief Executive Officer                  1996        200,580         27,323            75,000

John J. Reed                             1998   $    210,000   $      2,363            70,000
President                                1997        210,000         44,012            38,000
                                         1996        189,330         21,210            70,000

W. Scott Bedford(1)                      1998   $    210,000   $      1,181           110,000
Chief Financial Officer                  1997        210,000        107,120            10,000
and Treasurer                            1996        189,330         23,607            70,000

Daniel D. Maitland(2)                    1998   $    170,000   $      3,974           100,000
Executive Vice President                 1997        170,000        105,002             5,000
                                         1996             --             --            60,000(3)

W. Thomas Oliver(4)                      1998   $    250,000   $      1,910            60,000
Executive Vice President                 1997        250,000         37,856            25,000
                                         1996        140,224         12,375           225,000


-----------------------------

(1)   Mr. Bedford resigned effective January 6, 1999.

(2) Mr. Maitland was elected as an Executive Vice President of the Company in September 1997. Mr. Maitland agreed in November 1996 to become President of IT Network and began serving as such in January 1997. During 1996, Mr. Maitland served as a consultant to the Company, for which he was paid $88,125 in compensation.

(3) Mr. Maitland was awarded these options in November 1996 in connection with his acceptance of full-time employment with the Company.

(4) Mr. Oliver was elected as an Executive Vice President of the Company in September 1997. Mr. Oliver became employed by the Company in June 1996, as President of its Interactive TV division.

OPTIONS GRANTS IN LAST FISCAL YEAR

       The following table sets forth information with respect to all options granted during the Company's 1998 fiscal year to each of the Company's named executive officers.





                                               PERCENT OF                                 POTENTIAL REALIZED VALUE
                                                 TOTAL                                        AT ASSUMED ANNUAL
                               NUMBER           OPTIONS                                         RATES OF STOCK
                              OF SHARES       GRANTED TO       EXERCISE                      PRICE APPRECIATION
                             UNDERLYING       EMPLOYEES         PRICE                        FOR OPTION TERMS(2)
                              OPTIONS          IN 1998           PER      EXPIRATION      -------------------------
NAME                          GRANTED         FISCAL YEAR      SHARE(1)      DATE             5%             10%
----                         ----------       -----------      --------   ----------      ---------      ----------
Timothy P. Peters              12,500            1.2%          $9.30       01/01/08          60,689         165,495
                              200,000           18.7%          $8.69       01/02/08       1,093,519       2,770,424

John J. Reed                   10,000            0.9%          $9.30       01/01/08          48,551         132,396
                               60,000            5.6%          $8.69       01/02/08         328,056         831,127

W. Scott Bedford               10,000            0.9%          $9.30       01/01/08          48,551         132,396
                              100,000            9.4%          $8.69       01/02/08         546,759       1,385,212

Daniel D. Maitland            100,000            9.4%          $8.69       01/02/08         546,759       1,385,212

W. Thomas Oliver               60,000            5.6%          $8.69       01/02/08         328,056         831,127



(1) All options were granted at or above fair market value on the date of grant.

(2) The assumed 5% and 10% rates of stock price appreciation are specified by the proxy rules and do not reflect expected appreciation. The amount shown represents the assumed value of the stock options (less exercise price) at the end of the ten year period beginning on the date of grant and ending on the option expiration date. For a ten-year period beginning January 2, 1998, based on the closing price on The Nasdaq Stock Market's National Market of the Common Stock of $8.69 on such date, a share of the Company's Common Stock would have a value on January 2, 2008 of approximately $14.16 at an assumed appreciation rate of 5% and approximately $22.54 at an assumed appreciation rate of 10%.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

       The following table sets forth for each of the named executive officers of the Company information concerning exercised and unexercised options.


                                                                   NUMBER OF SHARES               VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED OPTIONS    IN-THE-MONEY OPTIONS AT
                                   SHARES                           AT DECEMBER 31, 1998            DECEMBER 31, 1998
                                  ACQUIRED         VALUE      -----------------------------   ---------------------------
      NAME                       ON EXERCISE      REALIZED     EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
-----------------------         -------------    -----------  -------------  --------------   -----------   -------------

Timothy P. Peters                          --             --         69,403        240,167   $    664,769   $  2,276,469

John J. Reed                               --             --         56,447        127,666        549,037      1,211,834

W. Scott Bedford                           --             --         41,447        157,666        397,467      1,493,099

Daniel D. Maitland                         --             --         70,999         94,001        678,526        877,119

W. Thomas Oliver                           --             --        190,000        120,000      1,520,408        989,123




DIRECTOR COMPENSATION

         Directors of the Company who are not full-time employees are paid a retainer of $2,500 per fiscal quarter and $1,000 for each meeting of the Board of Directors and of any Committee thereof that they attend (so long as the Committee meeting is not on the same day as a Board of Directors meeting), or $500 for each telephonic meeting in which they participate and are reimbursed for travel and related expenses incurred in connection with attendance at Board and Committee meetings. Pursuant to the 1995 Nonqualified Stock Option Plan for

Non-Employee Directors, during 1998 each non-employee director of the Company was granted an option to purchase 3,000 shares of Common Stock, with an exercise price of $22.84, the fair market value of a share of Common stock on the date of grant (based on a trailing five-day average).

         In certain instances, directors of the Company who are not full-time employees may be engaged by the Board of Directors to participate in projects for the benefit of the Company. In such instances, the Board of Directors has authorized payment to those directors at a rate of $125 per hour, up to a maximum of $1,000 per day, in addition to reimbursement of expenses incurred in the performance of services.

EMPLOYMENT CONTRACTS

         The Company has entered into an employment agreement with Stephen W. Palley dated March 29, 1999 pursuant to which Mr. Palley is employed for three years as Chief Executive Officer at a base salary of $200,000 per year plus a bonus, the timing and amount of such bonus to be determined in the discretion of the Board. In addition, Mr. Palley is entitled to benefits generally available to other senior management employees of the Company. At the time Mr. Palley entered into his employment agreement, the Company granted him stock options to purchase 500,000 shares of common stock at $15.31 per share, vesting in equal amounts (125,000 per year) on March 29, 1999, 2000, 2001 and 2002. If the
Company terminates Mr. Palley's employment, other than for cause, death or disability, or if Mr. Palley resigns within a 60-day period beginning six months after a "change of control" (as defined in the agreement), the Company has agreed to continue making monthly base salary payments for the remainder of the agreement's term or until Mr. Palley obtains other employment, whichever comes first, and to continue to provide insurance coverage until Mr. Palley obtains other employment.

         In 1996, the Company entered into an agreement with W. Thomas Oliver which provides that Mr. Oliver will serve as the President and Chief Operating Officer of the Interactive Channel division at an annual base salary of $250,000 per year, subject to normal merit increases, and employee benefits similar to those given to senior executive officers of the Company. Upon execution of the agreement, Mr. Oliver was granted stock options to purchase 200,000 shares of common stock at $10.50 per share pursuant to the 1995 Performance Equity Plan. Mr. Oliver's employment agreement provides for certain protections in the event his employment is terminated by the Company "without cause" (as defined in his employment agreement). Specifically, in the event Mr. Oliver's employment is terminated without cause, the Company shall make a lump sum severance payment in an amount equal to the sum of (a) the greater of (i) Mr. Oliver's then current annual base salary or (ii) his base salary to be paid through June 9, 1999 and
(b) all accrued but unpaid bonuses. Additionally, upon an assignment by the Company of Mr. Oliver's employment agreement or in the event of a transfer of control of the Company (defined as a transfer or sale of 25% or more of the issued and outstanding stock) all of Mr. Oliver's stock options become immediately exercisable. Mr. Oliver's employment agreement is for a term of three years, expiring on June 9, 1999.

         The Company has also entered into an employment agreement with Victoria Hamilton effective as of March 11, 1999 which expires upon the earlier of August 10, 1999 or the closing of the transaction with Prevue contemplated by the Letter of Intent dated February 11, 1999 (or a transaction similar in scope and significance). Ms. Hamilton serves as the Interim Chief Operating Officer at a base salary of $50,000 per month. In addition, on March 29, 1999, Ms. Hamilton was granted stock options to purchase 100,000 shares of common stock at $15.31 per share pursuant to the 1995 Performance Equity Plan which become exercisable at the rate of 20,000 shares per month beginning March 29, 1999 and ending July 29, 1999 at which time, the stock options will be fully exercisable. Upon the termination of Ms. Hamilton's employment with the Company, other than for cause, death or disability, she will be paid an additional $50,000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Compensation Committee of the Board of Directors (the "Compensation Committee") are currently Robert H. Alter, James L. Greenwald and Michael J. Marocco. Mr. Alter and Mr. Greenwald became members of the Compensation Committee on May 21, 1997. Mr. Marocco joined the Committee on July 28, 1998. None of these members is or has been an officer of the Company, nor has any been involved in related transactions with the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of the Company's common stock as of March 31, 1999 by (i) each director of the Company, (ii) each person known by the Company to own beneficially 5% or more of the Company's common stock, (iii) each named executive officer and (iv) all directors and executive officers as a group:


                                                                 SHARES              PERCENT OF
NAME                                                      BENEFICIALLY OWNED(1)        CLASS
----                                                     ----------------------      ----------

Timothy P. Peters(2)                                              789,064               5.9%
   5400 LBJ Freeway, Suite 680
   Dallas, Texas 75240

John J. Reed(3)                                                   302,928               2.3%

Michael J. Marocco(4)                                             968,726               6.9%

James L. Greenwald(5)                                               9,000                 *

Robert H. Alter(6)                                                  6,000                 *

Barry Rubenstein(7)                                             1,132,627               8.0%

Michael S. Willner(8)                                              18,000                 *

W. Scott Bedford(9)                                               566,329               4.3%

Daniel D. Maitland(10)                                             89,665                 *

W. Thomas Oliver(11)                                              200,000               1.5%

Tudor Investment Corporation(12)                                  989,500               7.5%
600 Steamboat Road
Greenwich, CT 06830

E B Investor (Jersey) Limited(13)                                 720,000               5.5%
c/o A&A Early Bird AG
Innere Guterstrasse 4
6304 Zug
Switzerland

All current directors and executive
  officers as a group (14 persons)                              3,541,318             23.40%


(1) Includes shares underlying currently exercisable options and warrants as well as those options and warrants which will become exercisable within 60 days. Except as otherwise indicated, the named persons herein have sole voting and dispositive power with respect to beneficially owned shares.

(2)   Includes 145,237 shares of Common Stock issuable upon exercise of options.

(3)   Includes 104,447 shares of Common Stock issuable upon exercise of options.

(4) Includes (i) 9,675 shares of Common Stock issuable upon exercise of exercisable warrants and (ii) 9,000 shares of Common Stock issuable upon exercise of options. Through an affiliate, Mr. Marocco is a general partner of Sandler Capital Management, which through an affiliate is managing general partner of 21st Century Communications Partners, L.P., 21st Century Communications T-E Partners, L.P. and 21st Century Communications Foreign Partners, L.P. Accordingly, also includes (iii) 635,949 shares of Common Stock issuable upon exercise of exercisable warrants held by 21st Century Communications Partners, L.P., (iv) 216,374 shares of Common Stock issuable upon exercise of exercisable warrants held by 21st Century Communications T-E Partners, L.P., and (v) 85,615 shares of Common Stock issuable upon exercise of exercisable warrants held by 21st Century Communications Foreign Partners, L.P. Mr. Marocco disclaims beneficial ownership to all of the preceding shares except to the extent of his pecuniary interest.

(5)   Includes 9,000 shares of Common Stock issuable upon exercise of options.

(6)   Includes 6,000 shares of Common Stock issuable upon exercise of options.

(7) Includes (i) 16,125 shares of Common Stock issuable upon exercise of exercisable warrants. Mr. Rubenstein is a general partner of Applewood Associates, L.P. and Woodland Partners, L.P. Accordingly, also includes
      (ii) 50,000 shares of Common Stock beneficially owned by Applewood Associates, L.P. and (iii) 101,875 shares of Common Stock issuable upon exercise of exercisable warrants held by Woodland Partners, L.P. as to which he disclaims beneficial ownership except to the extent of his pecuniary interest. Mr. Rubenstein is an officer and shareholder of Infomedia Associates, Ltd. which is one of the general partners of 21st Century Communications Partners, L.P., 21st Century Communications T-E Partners, L.P. and 21st Century Communications Foreign Partners, L.P. Accordingly, also includes (iv) 635,949 shares of Common Stock issuable upon exercise of exercisable warrants held by 21st Century Communications Partners, L.P., (v) 216,374 shares of Common Stock issuable upon exercise of exercisable warrants held by 21st Century Communications T-E Partners, L.P., (vi) 85,615 shares of Common Stock issuable upon exercise of exercisable warrants held by 21st Century Communications Foreign Partners, L.P., and (vii) 3,000 shares of Common Stock issuable upon exercise of options.

(8)   Includes 18,000 shares of Common Stock issuable upon exercise of options.

(9)   Includes 96,113 shares of Common Stock issuable upon exercise of options.

(10)  Includes 87,665 shares of Common Stock issuable upon exercise of options.

(11)  Includes 200,000 shares of Common Stock issuable upon exercise of options.

(12) Based on a Report on Schedule 13G dated April 16, 1999, which was jointly filed with the Commission by Tudor Investment Corporation, Paul Tudor Jones, II, The Raptor Global Fund Ltd., The Raptor Global Fund L.P., Tudor Proprietary Trading, L.L.C., Tudor BVI Futures, Ltd., and The Upper Mill Capital Appreciation Fund Ltd,. Tudor Investment Corporation reported beneficial ownership of and shared dispositive power with respect to 927,700 shares. Paul Tudor Jones, II reported beneficial ownership of and shared dispositive power with respect to 989,500 shares. Tudor BVI Futures, Ltd. reported beneficial ownership of and shared dispositive power with respect to 249,300 shares. Tudor Proprietary Trading, L.L.C. reported beneficial ownership of and shared dispositive power with respect to 61,800 shares. The Raptor Global Fund L.P. reported beneficial ownership of and shared dispositive power with respect to 130,800 shares. The Raptor Global Fund Ltd. reported beneficial ownership of and shared dispositive power with respect to 489,100 shares. The Upper Mill Capital Appreciation Fund Ltd. reported beneficial ownership of and shared dispositive power with respect to 58,500 shares. Tudor Investment Corporation and Mr. Jones expressly disclaim such beneficial ownership.

(13) Based on a Report on Schedule 13G dated February 23, 1999 stating shares were acquired on January 5, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In June 1993, John Reed, President and a director of the Company, exercised an option he had received in 1989 to purchase an aggregate of 70,546 shares of common Stock at an aggregate price of $50,000, or approximately $0.71 per share. Mr. Reed paid for the shares by delivering to the company a nonrecourse promissory note in the original principal amount of $50,000, bearing interest at a rate of 10% per annum with all principal and interest payable in May 1995. This note was cancelled and replaced by a similar note dated December 1, 1993 in the principal amount of $52,083, and the shares of Common Stock were reissued as of such date. As of May 1995, the repayment date was extended to May 31, 1997. Effective May 15, 1997, the repayment date was extended to May 31, 1999. On February 20, 1998, the note was amended to prohibit prepayment and to add certain other provisions. As of March 31, 1999, the aggregate principal and accrued interest outstanding was $78,759.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SOURCE MEDIA, INC.



Date: April 30, 1999                        By:  /s/ Timothy P. Peters
                                               ---------------------------------
                                                 Chairman of the Board