Form 10-Q
period 1999-03-31
SOURCE MEDIA INC
filed 1999-05-17
CIK 900029

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 March 31, 1999

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

             Yes   [X]                                    No    [ ]


    Number of shares of Common Stock outstanding at May 7, 1999: 13,354,018

                               SOURCE MEDIA, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999

PART I.  FINANCIAL INFORMATION
                                                                                                   Page Number

Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets (Unaudited)
                  December 31, 1998 and March 31, 1999                                                   3-4

                  Consolidated Statements of Operations (Unaudited)
                  Three months ended March 31, 1998 and 1999                                               5

                  Consolidated Statements of Cash Flows (Unaudited)
                  Three months ended March 31, 1998 and 1999                                               6

                  Notes to Consolidated Financial Statements (Unaudited)                                7-13

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                  14-20

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                              20

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings                                                                    20-22

Item 2.           Changes in Securities and Use of Proceeds                                              N/A

Item 3.           Defaults Upon Senior Securities                                                        N/A

Item 4.           Submission of Matters to a Vote of Security Holders                                    N/A

Item 5.           Other Information                                                                      N/A

Item 6.           Exhibits and Reports on Form 8-K                                                        22

PART I - FINANCIAL INFORMATION

                               SOURCE MEDIA, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                  DECEMBER 31,  MARCH 31,
                                                      1998        1999
                                                  -----------   ---------
ASSETS
Current assets:
   Cash and cash equivalents                         $11,662    $ 9,336
   Restricted investments                             11,716     11,870
   Trade accounts receivable, less allowance
     for doubtful accounts of $387 and $173
     in 1998 and 1999, respectively                    3,596      3,062
   Deferred expenses                                     447        304
   Prepaid expenses and other current assets             937      1,154
                                                     -------    -------
Total current assets                                  28,358     25,726

Property and equipment:
   Production equipment                                6,050      6,123
   Computer equipment                                  3,273      3,298
   Other equipment                                     1,150      1,256
   Furniture and fixtures                                660        660
                                                     -------    -------
                                                      11,133     11,337

Accumulated depreciation                               6,733      7,402
                                                     -------    -------

Net property and equipment                             4,400      3,935

Intangible assets:
   Patents                                            14,945     14,945
   Goodwill                                            6,698      6,698
   Contract rights                                    11,933     11,933
                                                     -------    -------
                                                      33,576     33,576

Accumulated amortization                              14,557     15,793
                                                     -------    -------

Net intangible assets                                 19,019     17,783

Other non-current assets                               4,812      4,606
                                                     -------    -------

Total assets                                         $56,589    $52,050
                                                     =======    =======

                               SOURCE MEDIA, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                         DECEMBER 31,       MARCH 31,
                                                                            1998              1999
                                                                         -----------        ---------

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Current liabilities:
    Trade accounts payable                                               $   2,501         $   1,326
    Accrued interest                                                         2,000             5,000
    Accrued payroll                                                            540               757
    Other accrued liabilities                                                1,619             1,621
    Unearned income                                                          1,750             1,796
                                                                         ---------         ---------
Total current liabilities                                                    8,410            10,500

Long-term debt                                                             100,000           100,000

Minority interests in consolidated subsidiaries                              3,840             3,840
Note receivable and accrued interest from minority
    stockholder, net of discount of $53 and
    $43 in 1998 and 1999, respectively                                        (780)             (794)
                                                                         ---------         ---------
                                                                             3,060             3,046

Senior redeemable payment-in-kind (PIK) preferred stock,
    $25 liquidation preference, $.001 par value, net of
    discount
    Authorized shares - 1,712; Issued and outstanding
    shares 914 and 944 in 1998 and 1999, respectively                       16,628            17,344

Stockholders' equity (capital deficiency):
  Common stock, $.001 par value:
    Authorized shares - 50,000
    Issued shares - 13,021 and 13,422 in 1998
      and 1999, respectively                                                    13                13
    Less treasury stock, at cost - 280 and 280 in 1998
      and 1999, respectively                                                (2,770)           (2,770)
    Capital in excess of par value                                          80,269            81,234
    Accumulated deficit                                                   (148,943)         (157,238)
    Notes receivable and accrued interest
      from stockholders                                                        (78)              (79)
                                                                         ---------         ---------
Total stockholders' equity (capital deficiency)                            (71,509)          (78,840)
                                                                         ---------         ---------

Total liabilities and stockholders' equity (capital deficiency)          $  56,589         $  52,050
                                                                         =========         =========

See accompanying notes.

                      SOURCE MEDIA, INC.
            CONSOLIDATED STATEMENTS OF OPERATIONS
           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                         (UNAUDITED)


                                                               THREE MONTHS      THREE MONTHS
                                                                  ENDED             ENDED
                                                                 MARCH 31,         MARCH 31,
                                                                   1998              1999
                                                               ------------------------------

Monetary revenues                                               $  5,191           $  4,943
Nonmonetary revenues                                                 675                409
                                                                --------           --------
    Total revenues                                                 5,866              5,352

Monetary cost of sales                                             2,305              2,697
Nonmonetary cost of sales                                            675                409
                                                                --------           --------
    Total cost of sales                                            2,980              3,106
                                                                --------           --------

Gross profit                                                       2,886              2,246

Selling, general and administrative expenses                       5,618              5,550
Amortization of intangible assets                                  2,621              1,236
Research and development expenses                                    754                830
                                                                --------           --------
                                                                   8,993              7,616
                                                                --------           --------

Operating loss                                                    (6,107)            (5,370)

Interest expense                                                   3,241              3,209
Interest income                                                     (628)              (282)
Other (income) expense                                               (21)                (2)
                                                                --------           --------

Net loss                                                        ($ 8,699)          ($ 8,295)

Preferred stock dividends                                            766                716
                                                                --------           --------

Net loss attributable to common stockholders                      (9,465)            (9,011)
                                                                ========           ========

Basic and diluted net  loss per common share                    ($  0.79)          ($  0.70)
                                                                ========           ========

Weighted average common shares outstanding                        11,983             12,830
                                                                ========           ========

See accompanying notes.

                               SOURCE MEDIA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                        THREE MONTHS ENDED MARCH 31,
                                                                           1998              1999
                                                                         --------          --------

OPERATING ACTIVITIES
Net loss                                                                ($ 8,699)         ($ 8,295)
Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation                                                          610               669
       Amortization of intangible assets                                   2,621             1,236
       Stock based compensation                                              233               408
       Non-cash interest expense                                             238               206
       Non-cash interest income                                             (317)             (154)
       Provision for losses on accounts receivable                           211               150
       Other, net                                                            (15)              (15)
Changes in operating assets and liabilities:
       Trade accounts receivable                                          (1,796)              384
       Prepaid expenses and other assets                                     (72)             (217)
       Deferred expenses                                                     (19)              143
       Trade accounts payable and accrued liabilities                      2,811             2,044
       Unearned income                                                       292                46
                                                                        --------          --------
Net cash used in operating activities                                     (3,902)           (3,395)

INVESTING ACTIVITIES
       Capital expenditures                                                 (569)             (204)
       Redemption of short-term investments                                2,302                --
       Capitalized acquisition costs                                          (2)               --
                                                                        --------          --------
Net cash provided by (used in)  investing activities                       1,731              (204)

FINANCING ACTIVITIES
       Payments of financing fees and expenses                              (168)               --
       Proceeds from issuance of common stock upon exercise
           of stock options and warrants                                     194             1,273
       Other                                                                  27                --
                                                                        --------          --------
Net cash provided by financing activities                                     53             1,273

Net decrease in cash and cash equivalents                                 (2,118)           (2,326)
Cash and cash equivalents at beginning of period                           8,431            11,662
                                                                        --------          --------

Cash and cash equivalents at end of period                              $  6,313          $  9,336
                                                                        ========          ========


See accompanying notes.

                               SOURCE MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Unless the context otherwise requires, all references to the "Company" or "Source" include Source Media, Inc. and its wholly-owned subsidiaries, IT Network, Inc. ("IT Network"), Interactive Channel, Inc. ("Interactive Channel"), SMI Holdings, Inc. ("Holdings"), and Interactive Channel Technologies, Inc., marketed under the name of VirtualModem(TM) ("ICT" formerly known as Cableshare, Inc.).

1.  Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries for the periods indicated. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The balance sheet at December 31, 1998, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.  Computation of Net Loss Per Common Share

         Net loss per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Dilutive earnings per share has not been presented because the options and warrants are anti-dilutive.

3.  Translation of Foreign Currencies

         The financial positions and results of operations of ICT and the numbered company, 997758 Ontario, Inc. are measured using local currency (Canadian dollar) as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each balance sheet date. Statement of operations accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments and foreign currency gains and losses have not been significant and accordingly, have not been separately presented.

4.  Commitments and Contingencies

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

         On January 11, 1999, Brite Voice Systems, Inc. ("Brite") filed a lawsuit against IT Network, Inc. and Source Media, Inc. (together with IT Network, the "Defendants") in the United States District Court for the District of Kansas. Brite alleged three claims against Defendants: (1) breach of a September 23, 1997 Asset Purchase Agreement for which Brite seeks recovery of alleged damages in an amount in excess of $111,950.18; (2) breach of an October 30, 1997 Lease and Service Agreement in connection with the September 23, 1997 Asset Purchase Agreement, for which Brite seeks recovery of alleged damages in the amount of $30,472.53; and (3) declaratory judgment pursuant to which Brite seeks a declaration of rights in connection with all indemnity claims of which IT Network has provided Brite written notice pursuant to the September 23, 1997 Asset Purchase Agreement. On April 23, 1999, the Company and Brite executed a Settlement Agreement resulting in Brite voluntarily dismissing the case with prejudice. The terms of the settlement are confidential, but do not adversely affect the Company's results of operations or its financial condition.

         A total of fourteen class action complaints were filed against Source Media, Inc. and certain of its officers and directors in the United States District Court for the Northern District of Texas asserting violations of sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 of the accompanying regulations. The fourteen complaints were consolidated by Judge Buchmeyer into the first filed case, Hartsell, et al. v. Source Media, Inc., et al., Civil Action No. 398-CV-1980-R (filed August 21, 1998), on October 9, 1998.

         Plaintiffs filed a motion for the appointment of lead plaintiff and lead plaintiffs' lead counsel on October 20, 1998. Plaintiff proposed the appointment of three law firms to serve as "Co-Lead Counsel," Weiss & Yourman, Abbey, Gardy & Squitieri, and Milberg Weiss Bershad Hynes & Lerach, LLC. On November 12, 1998, defendants filed a statement of non-opposition to plaintiffs' motion. The Court granted plaintiffs' motion on January 5, 1999.

         Plaintiffs filed a consolidated amended complaint on March 3, 1999. Defendants filed a motion to dismiss the consolidated amended complaint on April 19, 1999. Plaintiffs' opposition to the motion is due on May 24, 1999, and defendants' reply brief is due on June 14, 1999. The Court has not yet set a hearing date for the motion. A trial date is expected to be set sometime during the first half of 2000.

         On July 17, 1998, IT Network, Inc. filed a lawsuit against a former employee of Brite Voice Systems, Inc., Michael Shell ("Shell"), the two companies he founded, Interactive Media Services, Inc. ("IMS") and Interactive Information Services, LLC ("IIS"), and a third company called Talking Directories, Inc. ("TDI"). The lawsuit was filed in the Western District of Michigan and alleged two causes of action, one for copyright infringement against all of the defendants arising out of the defendants' alleged use of IT Network's 1997 BDR Audio Guide (the "Catalogue") and the thousands of narrative scripts that correspond to the subject matter categories contained in the Catalogue (the "Scripts"), and a second for breach of contract against TDI arising out of TDI's alleged wrongful termination of its information services contract with IT Network. IT Network moved for a preliminary injunction on July 17, 1998. The Court granted IT Network's motion on August 14, 1998, preliminarily enjoining the defendants from further infringing IT Network's Catalogue and Scripts. On December 4, 1998, the defendants moved to set aside the preliminary injunction as to the Catalogue on the ground that they had new evidence that IT Network did not own the Catalogue and therefore could not enforce a copyright in it. IT Network filed an opposition to defendants' motion on January 8, 1999. To date, there has been no ruling on the motion.

         On December 3, 1998, IT Network filed a First Amended Complaint which added a new claim against Shell, IMS and IIS for copyright infringement of certain proprietary satellite broadcast software IT Network acquired from Brite. IT Network moved for a preliminary injunction on the software on December 28, 1998. Defendants filed an opposition to the motion on January 27, 1999, and IT Network filed a reply brief on March 1, 1999. Oral argument has not yet been scheduled. On April 21, 1999, TDI filed a motion to compel arbitration of the breach of contract claim. By stipulation of the parties, IT Network's opposition to that motion is due on June 7, 1999. Discovery in the case is underway, and a trial date has been set for November, 8, 1999.

         On October 6, 1998, Advanced Interactive, Inc. filed a complaint in U.S. District Court for the Northern District of Illinois, Eastern Division, against ICT and the following companies: Matsushita Electric Corporation, Matsushita Electric Industrial Co., Ltd., Sharp Electronics Corp., Sharp Corp., Thomson Consumer Electronics, Toshiba Consumer Products, Inc., Toshiba America, Inc., Toshiba Corporation, General Instruments Corp., Scientific Atlanta, Inc., ATI Technologies, Inc., ADS Technologies Inc., Gateway 2000, Inc., STB Systems, Inc., Hauppauge Computer Works, Inc., WebTV Networks, Inc. and WorldGate Communications, Inc. (collectively the "Defendants"). Advanced Interactive alleges that ICT infringed two claims of one of its patents by manufacturing, using and/or selling or offering to sell "Sourceware(TM) ChannelLink(TM)". The same allegation is made against each Defendant for its particular product or service. The Plaintiff seeks damages, but makes no claims against the patents of ICT or any other Defendant. ICT, and each of the Defendants, have filed an Answer and have collectively joined the Motion for Partial Summary Judgment submitted by Matsushita Electric Corporation of America, Sharp Electronics Corp., Sharp Corp. and the Toshiba Defendants. The court has not yet considered the Defendant's collective Motion for Partial Summary Judgment. The Company believes this case is totally without merit and intends to vigorously defend itself.

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

         The Company has employment agreements with three executives. The agreements provide that the Company will pay a base salary amount and grant stock options over a set term to the employees. In the event of a termination without cause, the Company remains obligated to make certain payments as defined in the agreements. Two contracts terminate in 1999 and the third in 2002.

         On February 11, 1999, the Company signed a Letter of Intent with Prevue Ventures, Inc. to enter into a joint venture. The Letter of Intent requires that the parties negotiate the definitive documents in good faith, with commercially reasonable efforts, and exclusively with each other for 90 days. If either the Company or Prevue fails to use its good faith commercially reasonable efforts as such, the other has agreed to pay as liquidated damages $3.0 million plus out-of-pocket costs and expenses associated with due diligence and negotiation. In addition, the Company has agreed to pay such liquidated damages and costs and expenses if it breaches the exclusivity agreement prior to execution of definitive documents and, within 240 days after the execution of the Letter of Intent, enters into a significant transaction with a third party.

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

5.  Long-Term Debt

         On October 30, 1997, the Company issued Senior Secured Notes (the "Senior Secured Notes", or the "Notes"), in the principal amount of $100 million, which bear interest at the rate of 12% per annum through November 1, 2004. Interest on the Notes is payable semi-annually on May 1 and November 1 of each year commencing on May 1, 1998, to holders of record at the close of business on April 15th or October 15th immediately preceding the interest payment date. The Company placed approximately $22.6 million of the net proceeds from the offering, representing funds sufficient, together with interest thereon, to pay the first four interest payments on the Notes, into an escrow account. At March 31, 1999, $11.9 million remains in escrow to pay the interest due in 1999.

         The Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company's subsidiaries (the "Subsidiary Guarantors"). The guarantees are senior obligations of the Subsidiary Guarantors and are secured by substantially all of the assets of the Subsidiary Guarantors. The guarantees rank pari passu in right of payment with all existing and future senior indebtedness of the Subsidiary Guarantors and rank senior in right of payment to all existing and future subordinated obligations of the Subsidiary Guarantors. The guarantees may be released upon the occurrence of certain events. The guarantee executed by IT Network contains a covenant that restricts payments of dividends on its capital stock to an amount sufficient to cover debt service on the Notes, redemptions or repurchases of the Notes or the Senior Preferred Stock (the "Preferred Stock"), dividends on the Preferred Stock and corporate overhead. The assets of Source consist solely of investments in its subsidiaries and invested proceeds from the Notes and the Senior PIK Preferred Stock and related warrants. Financial statements for the Subsidiary Guarantors and the parent, Source Media, Inc., are not presented because management has determined that they would not be material to investors.

         Except as described below, the Company may not redeem the Notes prior to November 1, 2001. On or after such date, the Company may redeem the Notes, in whole or in part, at any time, at various redemption prices set forth in the indenture governing the sale of the Notes, together with accrued and unpaid interest, if any, to the date of redemption. In addition, at any time and from time to time on or prior to November 1, 2000, the Company may, subject to certain requirements, redeem up to 35% of the aggregate principal amount of the Notes with the cash proceeds of one or more equity offerings at a redemption price equal to 112% of the principal amount to be redeemed, together with accrued and unpaid interest, if any, to the date of redemption, provided, that, at least $65.0 million of the aggregate principal amount of the Notes remain outstanding immediately after each such redemption. The Notes are not subject to any sinking fund requirement. Upon the occurrence of a change in control, the Company will be required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of the repurchase. The indenture contains certain covenants including, but not limited to, limitations on indebtedness, restricted payments, liens, restrictions on distributions from restricted subsidiaries, sales of assets and subsidiary stock, affiliate transactions, issuances of capital stock of restricted subsidiaries and sale/leaseback transactions. As of March 31, 1999, the dealer quoted value of a Note was $0.75 per dollar resulting in an aggregate fair market value of approximately $75.0 million.

6.  Senior PIK Preferred Stock

         On October 30, 1997, the Company issued 800 units (the Units) for an aggregate purchase price of $20 million, each Unit consisting of 1,000 shares of non-voting Preferred Stock with a liquidation preference of $25.00 per share and 558.75 warrants (the "October 1997 Warrants") to purchase one share of the Company's common stock at a purchase price of $0.01 per share. In the aggregate, the October 1997 Warrants represent the right to purchase 447,000 shares of common stock. The Units were sold in connection with the Company's acquisitions of certain assets.

         Dividends on the Preferred Stock are payable quarterly on each February 1, May 1, August 1 and November 1, commencing February 1, 1998, at an annual rate of 13 1/2% of the liquidation preference per share. At the Company's option, on any dividend payment date occurring on or prior to November 1, 2002 dividends may be paid either in cash or by the issuance of additional shares of Preferred Stock with a liquidation preference equal to the amount of such dividends; thereafter, dividends will be paid in cash. The certificate of designation governing the sale of the Units limits the amount of cash dividends that may be paid on the Preferred Stock. At any time and from time to time on or prior to November 1, 2000, the Company may, subject to certain requirements, redeem up to 35% of the aggregate liquidation value of the Preferred Stock with the cash proceeds of one or more equity offerings at a redemption price equal to 113 1/2% of the liquidation preference thereof, plus accumulated dividends, on the date of redemption. After November 1, 2000 and prior to November 1, 2002, the Preferred Stock is not redeemable. On or after November 1, 2002, the Company may redeem the Preferred Stock, in whole or in part, at any time, at various redemption prices, plus accumulated and unpaid dividends, to the date of redemption. Upon the occurrence of a change in control, the Company will be required to make an offer to purchase the outstanding shares of the Preferred Stock at a price equal to 101% of the liquidation preference thereof, plus accumulated and unpaid dividends, to the date of purchase. The Preferred Stock will be subject to mandatory redemption in whole on November 1, 2007, at a price equal to 100% of the then effective liquidation preference thereof, plus, without duplication, all accrued and unpaid dividends to the date of redemption. The certificate of designation contains certain covenants including, but not limited to, limitations on indebtedness, restricted payments, affiliate transactions, issuances of capital stock of restricted subsidiaries and sale/leaseback transactions.

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

         The estimated fair market value of the October 1997 Warrants, which was estimated to be approximately $5.5 million, was credited to capital in excess of par value and the Preferred Stock was recorded at a corresponding discount. Additionally, $1.2 million of issuance costs were recorded on the Preferred Stock. The discount and issuance costs on the Preferred Stock are being accreted as additional preferred stock dividends using the effective dividend rate method over a ten year period, resulting in an effective dividend rate of 19.9%. As of March 31, 1999 the dealer quoted fair market value of the preferred stock was $17.50 per share for an aggregate value of $16.5 million.

         On February 1, 1998 and 1999, the quarterly dividends due on the Preferred Stock were paid through the issuance of additional Preferred Stock having a liquidation preference of $0.7 million and $0.8 million, respectively, with terms identical to those of the Preferred Stock. The estimated fair market value of the stock issued in lieu of a cash payment on February 1, 1998 and 1999 was approximately $0.5 million and $0.6 million, respectively, which was recorded as preferred stock dividends.

8.  Stock Based Compensation

         The Company has granted stock options to employees in excess of shares authorized by the shareholders at the date of grant. The portion of unauthorized options are treated as a variable compensation plan through the date the shares are authorized by shareholders. The Company recognizes stock compensation expense over the vesting period of the related options. Total non-cash stock based compensation for the three months ended March 31, 1998 and 1999 amounted to $0.2 million and $0.4 million, respectively.

9.   Segment Reporting

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in the year ended December 31, 1998.

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


                                             Three Months Ended March 31,
                                                1998            1999
                                                ----            ----
                                                  (IN THOUSANDS)

Monetary revenues:
         IT Network                         $  5,110           $  4,901
         Interactive TV                           81                 42
                                            --------           --------
Total monetary revenues                     $  5,191           $  4,943
                                            ========           ========
Nonmonetary revenues:
         IT Network                         $    675           $    409
         Interactive TV                           --                 --
                                            --------           --------
Total nonmonetary revenues                  $    675           $    409
                                            ========           ========
Net revenues:
         IT Network                         $  5,785           $  5,310
         Interactive TV                           81                 42
                                            --------           --------
Total net revenues                          $  5,866           $  5,352
                                            ========           ========
Operating Loss:
         IT Network                         $ (2,168)          $   (976)
         Interactive TV                       (2,835)            (2,685)
         Corporate                            (1,104)            (1,709)
                                            --------           --------
Total operating loss                        $ (6,107)          $ (5,370)
                                            ========           ========

                                       December 31, 1998    March 31, 1999
                                       -----------------    --------------

Identifiable assets:
         IT Network                         $ 19,408           $ 19,203
         Interactive TV                        8,401              7,276
         Corporate                            28,780             25,571
                                            --------           --------
Total identifiable assets                   $ 56,589           $ 52,050
                                            ========           ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Unless the context otherwise requires, all references to the "Company" or "Source" include Source Media, Inc. and its wholly-owned subsidiaries, IT Network, Inc. ("IT Network"), Interactive Channel, Inc. ("Interactive Channel"), SMI Holdings, Inc. ("Holdings"), and Interactive Channel Technologies, Inc., marketed under the name of VirtualModem(TM) ("ICT" formerly known as Cableshare, Inc.).

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

         Among the factors that could cause actual results to differ materially from the Company's expectations are the Company's high degree of leverage and its ability to service debt, the need for additional financing, the Company may not have sufficient collateral to repay its indebtedness in full, the potential for a change of control that would require the Company to purchase their notes and preferred stock, historical and projected losses, risks related to the proposed transaction with Prevue, access to channels on cable systems and uncertainty of subscriber acceptance, the uncertainty of a market for interactive television, the availability of programming, our reliance on proprietary technology, the further technical development needed to improve the economics of deploying interactive television to multiple cable systems, a delay in digital roll-out, the integration of technology with digital set-top boxes, competition within the industry, the evolving nature of business, anti-takeover effects of a shareholder rights plan, stock volatility, the market price of the Company's common stock, the Company's ability to resolve Year 2000 issues in a timely manner, reliance on key personnel, government regulation and other factors discussed from time to time in the Company's Annual Report on Form 10-K and other Securities and Exchange Commission filings.

GENERAL

         Source Media, Inc. operates through its subsidiaries SMI Holdings, Inc., IT Network, Inc. Interactive Channel, Inc., and Interactive Channel Technologies Inc. in two business segments: IT Network and Interactive TV.

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

         On February 11, 1999 the Company and Prevue Ventures, Inc. and its parent, UV Ventures, Inc. (collectively, "Prevue") executed a Letter of Intent to form a joint venture ("Newco") to exploit the Company's Interactive TV line of business. The Letter of Intent is subject to the execution of definitive documentation, including representations and warranties, covenants and conditions to closing. There can be no assurance that the Company and Prevue will be able to agree on the form of such definitive documents or that, if agreed upon, the transaction will be consummated. See further discussion in the Company's Form 10-K, Item 1 - Business.

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

         Monetary revenues decreased 5% to $4.9 million for the three months ended March 31, 1999 from $5.2 million for the same period in 1998. This decrease is primarily due to decreases of $0.9 million in system management and information services offset by an increase of $0.6 million in advertising sales. The decrease in system management and information services is attributable to increased industry competition, customers migrating to their own systems and year 2000 hardware issues at customers. Advertising sales increased primarily from sales under certain new advertising agreements in 1999 under which revenue is earned at the time of the directory distribution.

         Monetary cost of sales increased 17% to $2.7 million for the three months ended March 31, 1999 from $2.3 million for the same period in 1998 as a result of $0.6 million of communications, content and page costs related to the increased advertising sales partially offset by $0.2 million of cost savings in Interactive TV in 1999 due to the completion of the Colorado Springs analog pilot in the first quarter of 1998.

         Nonmonetary revenues and nonmonetary cost of sales declined 39% to $0.4 million for the three months ended March 31, 1999 from $0.7 million for three months ended March 31, 1998 as the Company continues to reevaluate its focus on barter business. Nonmonetary sales account for 8% of revenues for the three months ended March 31, 1999 compared to 12% of revenues for the same period in 1998.

         SG&A expenses remained unchanged at $5.6 million for the three months ended March 31, 1999 and 1998. Increased expenses of $0.2 million of non-cash variable compensation expense for certain stock options granted to employees in excess of shares authorized and increased legal fees of $0.2 million, were offset by the elimination of transition costs reported in the year earlier period for the integration of acquired businesses.

         Amortization of intangible assets declined by 53% to $1.2 million for the three months ended March 31, 1999 from $2.6 million for the same period in 1998 due to a lower intangible asset balance resulting from the write-off in second quarter 1998 of certain intangible assets related to the Brite acquisition described in the Company's Form 10-K.

         Research and development expenses increased 10% from $0.7 million for the three months ended 1998 to $0.8 million for the same period in 1998 as a result of license fees and the development of the Company's Internet products.

         Interest expense remained essentially unchanged at $3.2 million for the three months ended March 31, 1999 and 1998. This expense is associated with a $100 million debt financing completed by the Company in October 1997 and described in detail in the Notes to Consolidated Financial Statements.

         Interest income decreased 55% to $0.3 million for the three months ended March 31, 1999 from $0.6 million for the same period in 1998 due to lower cash balances as a result of debt interest payments and normal operating expenditures.

         PIK preferred stock dividends of $0.7 million and $0.8 million for the three months ended March 31, 1999 and 1998, respectively, relate to a $20 million PIK preferred stock financing completed by the Company in October 1997 and described in detail in the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has experienced substantial operating losses and net losses as a result of its efforts to develop, deploy and support IT Network and develop, conduct trials and commercially launch Interactive TV. As of March 31, 1999, the Company had an accumulated deficit of $157.2 million and had used cumulative net cash in operations of $79.4 million. The difference at March 31, 1999, between the accumulated deficit and cumulative net cash used in operations since inception was attributable primarily to nonmonetary charges related to financing incentives and extinguishment of debt, variable compensation expense, write-downs of analog set-top boxes and intangible assets, depreciation and amortization and other non-cash expenses. The effect of the lost customers associated with the Brite acquisition will continue to have a negative impact on the Company's revenues and profitability. The Company will continue to incur operating losses at least through 1999, although it expects that cash generated in IT Network operations excluding related interest expense will be sufficient to meet IT Network's operating requirements. Any launch of the Company's television products and services may require additional expenditures, which may require the Company to raise additional capital.

         Closing the joint venture with Prevue under the terms contained in the letter of intent, would provide both immediate and long-term liquidity benefits and potential liquidity risks to the Company: (i) at closing, the Interactive TV research and development costs and certain other costs would become costs of Newco; (ii) at closing, Prevue would pay the Company $12.0 million cash for 842,105 shares of common stock; (iii) at closing, Prevue would receive warrants which they could exercise at any time within five years to buy approximately
14.2 million shares of the Company common stock at $14.25 per share, which if fully exercised, would result in proceeds of approximately $200 million and give Prevue an approximate 40% ownership of the Company; and (iv) the Company could face capital calls for Newco and would have committed to a proportionate share of the second $10.0 million of funding and could face dilution for capital calls it did not meet. Also, in connection with the proposed transaction with Prevue, the Company could face liquidated damages upon the occurrence of certain events. There can be no assurance that the joint venture with Prevue can be consummated.

         Since its inception, the Company has financed its operations primarily through an aggregate $156.6 million raised from various financing activities, including the incurrence of debt and issuance of the Company's common stock and preferred stock. In October 1997, the Company issued $100.0 million of Senior Secured Notes (the "Notes") and $20.0 million of preferred stock. The interest escrow account created pursuant to the indenture has been and will be used to fund the first four interest payments on the Notes. Interest payments from the interest escrow account were made on May 1, 1998, November 1, 1998 and May 1, 1999. The Company's primary source of liquidity is its cash, cash equivalents and short-term investments, which totaled $21.2 million at March 31, 1999. This cash position consisted of $11.9 million held in escrow for interest payments, (a portion of which was used for the May 1, 1999 interest payment) and $9.3 million of operating cash. The Company's first interest payment not currently held in escrow is due May 1, 2000.

         The Company has received approximately $1.1 million in cash in the three months ended March 31, 1999 from the exercise of certain warrants. In addition, in April 1999, an additional $1.0 million has been received from the exercise of warrants and stock options.

         The Company currently believes its resources will be sufficient to meet the Company's anticipated cash needs for working capital and other capital expenditures related to the further development of the Interactive Channel, ICT, and IT Network through the fourth quarter of 1999.

         The Company's future capital requirements will depend on many factors, including, but not limited to the following factors, some of which are outside the Company's control: (i) the operating results of IT Network, including the Company's ability to successfully integrate its acquired businesses into its existing business, and to retain and grow its customer base, (ii) the success and timing of the development, introduction and deployment of the Interactive Channel, (iii) the extent to which the Company is able to generate revenues from licensing its proprietary technology, (iv) the number of file servers and other equipment which the Company purchases in support of the Interactive Channel, (v) the levels of advertising expenditures necessary to increase awareness of the Interactive Channel, (vi) the extent of market acceptance of the Company's products, (vii) potential acquisitions or asset purchases, (viii) the deployment of digital set-top boxes incorporating the Company's technology,
(ix) the capital required to address the Company's Year 2000 issue; (x) the proposed transaction with Prevue and (xi) competitive factors.

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

         Regarding its information technology, the Company is approximately 85% complete on the remediation phase and expects to complete software reprogramming and replacement for all systems no later than October 31, 1999. Once software is reprogrammed or replaced for a system, the Company will begin testing and implementation. These phases run concurrently for different systems. To date, the Company has completed approximately 90% of its testing and has implemented approximately 45% of its remediated systems. Completion of the testing phase for all significant systems is expected by July 31, 1999, with all remediated systems fully tested and implemented by October 31, 1999.

         The Company has initiated the remediation phase of its operating equipment. The remediation of operating equipment is significantly more difficult than the remediation of the information technology systems because some of the software operating systems are no longer supported by the manufacturers of that equipment. Testing of this equipment is also more difficult than the testing of the information technology systems; the Company is approximately 50% complete with the testing of its remediated operating equipment. Once testing is complete, the operating equipment will be ready for immediate use. The Company expects to complete its remediation of operating equipment by July 31, 1999. Testing and implementation of affected equipment is expected to be completed by October 31, 1999.

         The Company is in the process of working with third party vendors to ensure that the Company's systems that interface directly with third parties are Year 2000 compliant by December 31, 1999. The Company has completed approximately 90% of its remediation efforts on these systems and is approximately 70% complete with the testing phase. Testing of all significant systems is expected no later than July 31, 1999. Implementation is approximately 60% complete and is expected to be completed by June 30, 1999.

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

         Additionally, the Company is exposed to the risk that customers may elect to discontinue receiving telephone information services due to the customer's equipment not being upgraded to address Year 2000 problems, although various hardware and software solutions exist. This could result in a loss of revenues to the Company.

         The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $1.2 million and is being funded through operating cash flows. To date, the Company has incurred approximately $0.3 million, related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.8 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.1 million relates to repair of hardware and software that will be expensed as incurred.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to changes in interest rates related primarily to its Notes and Preferred Stock arrangements. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. At March 31, 1999, the Company had Notes outstanding of $100.0 million, due November 1, 2004, which bear interest at a fixed rate of 12% and Preferred Stock outstanding of $23.6 million due November 1, 2007, which bears interest at a fixed rate of 13 1/2%. The fair value of the Notes and Preferred Stock at December 31, 1998 was approximately $75.0 million and $16.5 million, respectively, based upon dealer quoted market prices.



PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

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


         On January 11, 1999, Brite Voice Systems, Inc. ("Brite") filed a lawsuit against IT Network, Inc. and Source Media, Inc. (together with IT Network, the "Defendants") in the United States District Court for the District of Kansas. Brite alleged three claims against Defendants: (1) breach of a September 23, 1997 Asset Purchase Agreement for which Brite seeks recovery of alleged damages in an amount in excess of $111,950.18; (2) breach of an October 30, 1997 Lease and Service Agreement in connection with the September 23, 1997 Asset Purchase Agreement, for which Brite seeks recovery of alleged damages in the amount of $30,472.53; and (3) declaratory judgment pursuant to which Brite seeks a declaration of rights in connection with all indemnity claims of which IT Network has provided Brite written notice pursuant to the September 23, 1997 Asset Purchase Agreement. On April 23, 1999, the Company and Brite executed a Settlement Agreement resulting in Brite voluntarily dismissing the case with prejudice. The terms of the settlement are confidential, but do not adversely affect the Company's results of operations or its financial condition.

         A total of fourteen class action complaints were filed against Source Media, Inc. and certain of its officers and directors in the United States District Court for the Northern District of Texas asserting violations of sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 of the accompanying regulations. The fourteen complaints were consolidated by Judge Buchmeyer into the first filed case, Hartsell, et al. v. Source Media, Inc., et al., Civil Action No. 398-CV-1980-R (filed August 21, 1998), on October 9, 1998.

         Plaintiffs filed a motion for the appointment of lead plaintiff and lead plaintiffs' lead counsel on October 20, 1998. Plaintiff proposed the appointment of three law firms to serve as "Co-Lead Counsel," Weiss & Yourman, Abbey, Gardy & Squitieri, and Milberg Weiss Bershad Hynes & Lerach, LLC. On November 12, 1998, defendants filed a statement of non-opposition to plaintiffs' motion. The Court granted plaintiffs' motion on January 5, 1999.

         Plaintiffs filed a consolidated amended complaint on March 3, 1999. Defendants filed a motion to dismiss the consolidated amended complaint on April 19, 1999. Plaintiffs' opposition to the motion is due on May 24, 1999, and defendants' reply brief is due on June 14, 1999. The Court has not yet set a hearing date for the motion. A trial date is expected to be set sometime during the first half of 2000.

         On July 17, 1998, IT Network, Inc. filed a lawsuit against a former employee of Brite Voice Systems, Inc., Michael Shell ("Shell"), the two companies he founded, Interactive Media Services, Inc. ("IMS") and Interactive Information Services, LLC ("IIS"), and a third company called Talking Directories, Inc. ("TDI"). The lawsuit was filed in the Western District of Michigan and alleged two causes of action, one for copyright infringement against all of the defendants arising out of the defendants' alleged use of IT Network's 1997 BDR Audio Guide (the "Catalogue") and the thousands of narrative scripts that correspond to the subject matter categories contained in the Catalogue (the "Scripts"), and a second for breach of contract against TDI arising out of TDI's alleged wrongful termination of its information services contract with IT Network. IT Network moved for a preliminary injunction on July 17, 1998. The Court granted IT Network's motion on August 14, 1998, preliminarily enjoining the defendants from further infringing IT Network's Catalogue and Scripts. On December 4, 1998, the defendants moved to set aside the preliminary injunction as to the Catalogue on the ground that they had new evidence that IT Network did not own the Catalogue and therefore could not enforce a copyright in it. IT Network filed an opposition to defendants' motion on January 8, 1999. To date, there has been no ruling on the motion.

         On December 3, 1998, IT Network filed a First Amended Complaint which added a new claim against Shell, IMS and IIS for copyright infringement of certain proprietary satellite broadcast software IT Network acquired from Brite. IT Network moved for a preliminary injunction on the software on December 28,1998. Defendants filed an opposition to the motion on January 27, 1999, and IT Network filed a reply brief on March 1, 1999. Oral argument has not yet been scheduled. On April 21, 1999, TDI filed a motion to compel arbitration of the breach of contract claim. By stipulation of the parties, IT Network's opposition to that motion is due on June 7, 1999. Discovery in the case is underway, and a trial date has been set for November, 8, 1999.

         On October 6, 1998, Advanced Interactive, Inc. filed a complaint in U.S. District Court for the Northern District of Illinois, Eastern Division, against ICT and the following other companies: Matsushita Electric Corporation, Matsushita Electric Industrial Co., Ltd., Sharp Electronics Corp., Sharp Corp., Thomson Consumer Electronics, Toshiba Consumer Products, Inc., Toshiba America, Inc., Toshiba Corporation, General Instruments Corp., Scientific Atlanta, Inc., ATI Technologies, Inc., ADS Technologies Inc., Gateway 2000, Inc., STB Systems, Inc., Hauppauge Computer Works, Inc., WebTV Networks, Inc. and WorldGate Communications, Inc. (collectively the "Defendants"). Advanced Interactive alleges that ICT infringed two claims of one of its patents by manufacturing, using and/or selling or offering to sell "Sourceware(TM) ChannelLink(TM)". The same allegation is made against each Defendant for its particular product or service. The Plaintiff seeks damages, but makes no claims against the patents of ICT or any other Defendant. ICT, and each of the Defendants, have filed an Answer and have collectively joined the Motion for Partial Summary Judgment submitted by Matsushita Electric Corporation of America, Sharp Electronics Corp., Sharp Corp. and the Toshiba Defendants. The court has not yet considered the Defendant's collective Motion for Partial Summary Judgment. The Company believes this case is totally without merit and intends to vigorously defend itself.

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

Item 2 - Changes in Securities and Use of Proceeds  - not applicable

Item 3 - Defaults Upon Senior Securities - not applicable

Item 4 - Submission of Matters to a Vote of Security Holders - not applicable

Item 5 - Other Information - not applicable

Item 6 - Exhibits and Reports on Form 8-K

        (a)   Exhibits

              Exhibit 10.1 - Employment agreement with Victoria Hamilton.

              Exhibit 10.2 - Employment agreement with Stephen Pulley.

              Exhibit 10.3 - Employment agreement with W. Thomas Oliver.

              Exhibit 27   - Financial Data Schedule

        (b)   Reports on Form 8-K during the three months ended March 31, 1999.

              Form 8-K (Date of Event February 11, 1999) filed on February 16, 1999, announcing the Company executing a Letter of Intent to enter into a joint venture to establish a new business entity with Prevue Ventures, Inc., a subsidiary of United Video Satellite Group, Inc.

              Form 8-K amendment filed on March 16, 1999 updated Form 8-K filed on February 16, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SOURCE MEDIA, INC.
                                       (Registrant)

  Date: May 14, 1999                By: /s/ PAUL TIGH
                                        --------------------------------------
                                        Paul Tigh
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial Officer and Duly
                                        Authorized Officer)

                                 EXHIBIT INDEX

Exhibit
Number                     Description
-------                    -----------
10.1                       Employment agreement with Victoria Hamilton.

10.2                       Employment agreement with Stephen Pulley.

10.3                       Employment agreement with W. Thomas Oliver.

27                         Financial Data Schedule
