Form 10-Q
period 1999-06-30
SOURCE MEDIA INC
filed 1999-08-16
CIK 900029

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 1999


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

                                 (972) 701-5400
                         (REGISTRANT'S TELEPHONE NUMBER)

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

   NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT AUGUST 9, 1999: 13,540,639

                               SOURCE MEDIA, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999

PART I.  FINANCIAL INFORMATION
                                                                    Page Number
                                                                    -----------
Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets (Unaudited)
          DECEMBER 31, 1998 and JUNE 30, 1999                             3-4

          Consolidated Statements of Operations (Unaudited)
          Three and six month periods ended JUNE 30, 1998 AND 1999          5

          Consolidated Statements of Cash Flows (Unaudited)
          Six months ended JUNE 30, 1998 AND 1999                           6

          Notes to Consolidated Financial Statements (Unaudited)         7-14

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           15-22

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       22

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                             22-24

Item 2.   Changes in Securities and Use of Proceeds                       N/A

Item 3.   Defaults Upon Senior Securities                                 N/A

Item 4.   Submission of Matters to a Vote of Security Holders             N/A

Item 5.   Other Information                                             24-26

Item 6.   Exhibits and Reports on Form 8-K                                 27

PART I - FINANCIAL INFORMATION

                               SOURCE MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         DECEMBER 31,   JUNE 30,
                                                              1998        1999
                                                         ------------   ---------
ASSETS
Current assets:
         Cash and cash equivalents                          $11,662      $ 7,939
         Restricted investments                              11,716        5,961
         Trade accounts receivable, less allowance
            for doubtful accounts of $387 and $647
            in 1998 and 1999, respectively                    3,596        2,716
         Deferred expenses                                      447          439
         Prepaid expenses and other current assets              937          955
                                                            -------      -------
Total current assets                                         28,358       18,010

Property and equipment:
         Production equipment                                 6,050        6,530
         Computer equipment                                   3,273        3,384
         Other equipment                                      1,150        1,350
         Furniture and fixtures                                 660          657
                                                            -------      -------
                                                             11,133       11,921

Accumulated depreciation                                      6,733        8,095
                                                            -------      -------

Net property and equipment                                    4,400        3,826

Intangible assets:
         Patents                                             14,945       14,945
         Goodwill                                             6,698        6,698
         Contract rights                                     11,933       11,933
                                                            -------      -------
                                                             33,576       33,576

Accumulated amortization                                     14,557       17,030
                                                            -------      -------

Net intangible assets                                        19,019       16,546

Other non-current assets                                      4,812        4,400
                                                            -------      -------

Total assets                                                $56,589      $42,782
                                                            =======      =======

                               SOURCE MEDIA, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  DECEMBER 31,     JUNE 30,
                                                                      1998            1999
                                                                  ------------     ---------
LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Current liabilities:
         Trade accounts payable                                     $   2,501      $   1,027
         Accrued interest                                               2,000          2,000
         Accrued payroll                                                  540          1,359
         Other accrued liabilities                                      1,619          3,777
         Unearned income                                                1,750          2,421
                                                                    ---------      ---------
Total current liabilities                                               8,410         10,584

Long-term debt                                                        100,000        100,000

Minority interests in consolidated subsidiaries                         3,840          3,840
Note receivable and accrued interest from minority
         stockholder, net of discount of $53 and
         $32 in 1998 and 1999, respectively                              (780)          (808)
                                                                    ---------      ---------
                                                                        3,060          3,032

Senior redeemable payment-in-kind (PIK) preferred stock,
         $25 liquidation preference, $.001 par value, net of
         discount
         Authorized shares - 1,712; Issued and outstanding
             shares 914 and 976 in 1998 and 1999, respectively         16,628         18,057

Stockholders' equity (capital deficiency):
     Common stock, $.001 par value:
         Authorized shares - 50,000
         Issued shares - 13,021 and 13,748 in 1998
            and 1999, respectively                                         13             14
     Less treasury stock, at cost - 280 and 275 in 1998
            and 1999, respectively                                     (2,770)        (2,716)
     Capital in excess of par value                                    80,269         84,114
     Accumulated deficit                                             (148,943)      (170,303)
     Notes receivable and accrued interest
      from stockholders                                                   (78)             0
                                                                    ---------      ---------
Total stockholders' equity (capital deficiency)                       (71,509)       (88,891)
                                                                    ---------      ---------

Total liabilities and stockholders' equity (capital deficiency)     $  56,589      $  42,782
                                                                    =========      =========

See accompanying notes.

                               SOURCE MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                 QUARTER       QUARTER      SIX MONTHS    SIX MONTHS
                                                  ENDED         ENDED         ENDED          ENDED
                                                 JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
                                                   1998          1999          1998          1999
                                                 --------      --------      --------      --------
Monetary revenues                                $  5,801      $  4,406      $ 10,991      $  9,349
Nonmonetary revenues                                  438           473         1,113           882
                                                 --------      --------      --------      --------
       Total revenues                               6,239         4,879        12,104        10,231

Monetary cost of sales                              2,999         4,044         5,304         6,741
Nonmonetary cost of sales                             438           473         1,113           882
                                                 --------      --------      --------      --------
       Total cost of sales                          3,437         4,517         6,417         7,623
                                                 --------      --------      --------      --------

Gross profit                                        2,802           362         5,687         2,608

Selling, general and administrative expenses        5,965         8,551        11,584        14,101
Impairment of intangible assets                    25,936             0        25,936             0
Amortization of intangible assets                   1,226         1,237         3,847         2,473
Research and development expenses                     695           689         1,448         1,519
                                                 --------      --------      --------      --------
                                                   33,822        10,477        42,815        18,093
                                                 --------      --------      --------      --------

Operating loss                                    (31,020)      (10,115)      (37,128)      (15,485)

Interest expense                                    3,168         3,204         6,409         6,413
Interest income                                      (513)         (254)       (1,141)         (536)
Other (income) expense                                (19)            0           (40)           (2)

Net loss                                         $(33,656)     $(13,065)     $(42,356)     $(21,360)
                                                 ========      ========      ========      ========

Preferred stock dividends                             814           713         1,580         1,429

Net loss attributable to common stockholders      (34,470)      (13,778)      (43,936)      (22,789)
                                                 ========      ========      ========      ========

Basic and diluted net  loss per common share     $  (2.97)     $  (1.03)     $  (3.79)     $  (1.74)
                                                 ========      ========      ========      ========

Weighted average common shares outstanding         11,604        13,353        11,588        13,093
                                                 ========      ========      ========      ========

See accompanying notes.

                               SOURCE MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                SIX MONTHS ENDED JUNE 30,
                                                                   1998           1999
                                                                ---------      ---------
OPERATING ACTIVITIES
Net loss                                                         $(42,356)     $(21,360)
Adjustments to reconcile net loss to net cash used in
        operating activities:
        Impairment of intangible assets                            25,936            --
        Depreciation                                                1,252         1,361
        Amortization of intangible assets                           3,847         2,473
        Stock based compensation                                      670         1,208
        Non-cash interest expense                                     403           174
        Non-cash interest income                                     (579)         (245)
        Provision for losses on accounts receivable                  (195)          250
        Other, net                                                    (31)          (28)
Changes in operating assets and liabilities:
        Trade accounts receivable                                  (1,714)          630
        Prepaid expenses and other assets                             (81)          220
        Deferred expenses                                              54             8
        Trade accounts payable and accrued liabilities                 24         1,505
        Unearned income                                              (182)          670
                                                                 --------      --------
Net cash used in operating activities                             (12,952)      (13,134)

INVESTING ACTIVITIES
        Capital expenditures                                         (913)         (788)
        Redemption of short-term investments                       19,360         6,000
                                                                 --------      --------
Net cash provided by  investing activities                         18,447         5,212

FINANCING ACTIVITIES
        Payments of financing fees and expenses                      (168)           --
        Proceeds from issuance of common stock upon exercise
              of stock options and warrants                           480         4,044
        Other                                                          13           155
                                                                 --------      --------
Net cash provided by financing activities                             325         4,199

Net increase (decrease) in cash and cash equivalents                5,820        (3,723)
Cash and cash equivalents at beginning of period                    8,431        11,662
                                                                 --------      --------

Cash and cash equivalents at end of period                       $ 14,251      $  7,939
                                                                 ========      ========

See accompanying notes.

                               SOURCE MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Unless the context otherwise requires, all references to the "Company" or "Source Media" include Source Media, Inc. and its wholly-owned subsidiaries, IT Network, Inc. ("IT Network"), Interactive Channel, Inc. ("Interactive Channel"), SMI Holdings, Inc. ("Holdings"), and Interactive Channel Technologies, Inc., marketed under the name of VirtualModemTM ("ICT").

1.  Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries for the periods indicated. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The balance sheet at December 31, 1998, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         Since its inception, the Company has financed its operations primarily with $156.6 million raised from various financing activities, including the incurrence of debt and issuance of the Company's common stock and preferred stock. In October 1997, the Company issued $100.0 million of Senior Secured Notes (the "Notes") and $20.0 million of preferred stock. The interest escrow account created pursuant to the indenture has been and will be used to fund the first four interest payments on the Notes. Interest payments from the interest escrow account were made on May 1, 1998, November 1, 1998 and May 1, 1999. The Company's primary source of liquidity is its cash, cash equivalents and restricted investments, which totaled $13.9 million at June 30, 1999. This cash position consisted of $6.0 million held in escrow for the November 1, 1999 interest payment and $7.9 million of operating cash. The Company's first interest payment not currently held in escrow is due May 1, 2000.

         The Company currently believes its resources will be sufficient to meet the Company's anticipated cash needs for working capital and other capital expenditures related to the Company's business and operations into the fourth quarter of 1999. Upon the closing of a joint venture with a subsidiary of Insight Communications Company, Inc., the cost of the Interactive TV's operations will be funded by the joint venture. Additionally, the Company expects to receive $12.0 million cash from the sale of common stock related to the Insight transaction which is expected to adequately fund the Company through at least the first interest payment on its debt, due on May 1, 2000. If the Insight transaction is not approved the Company would be required to seek alternative financing. There can be no assurance that the Company will be able to obtain such financing.

2.  Computation of Net Loss Per Common Share

         Net loss per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Dilutive earnings per share has not been presented because the options and warrants are anti-dilutive.

3.  Translation of Foreign Currencies

         The financial positions and results of operations of ICT and related Canadian subsidiaries are measured using local currency (Canadian dollar) as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each balance sheet date. Statement of operations accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments and foreign currency gains and losses have not been significant and accordingly, have not been separately presented.

4.  Commitments and Contingencies

         On May 11, 1998, ICT and Holdings filed an action in U.S. District Court for the District of Delaware against WorldGate Communications, Inc. ("WorldGate") alleging that WorldGate has infringed four of the Company's patents. Each party has filed a Motion to Dismiss certain claims and discovery has been stayed until August 15, 1999. Trial is scheduled for November, 2000. The Company intends to aggressively defend its patents.

         On January 11, 1999, Brite Voice Systems, Inc. ("Brite") filed a lawsuit against IT Network and Source Media (together with IT Network, the
" Brite Defendants") in the United States District Court for the District of Kansas. Brite alleged three claims against the Brite Defendants: (1) breach of a September 23, 1997 Asset Purchase Agreement for which Brite seeks recovery of alleged damages in an amount in excess of $111,950.18; (2) breach of an October 30, 1997 Lease and Service Agreement in connection with the September 23, 1997 Asset Purchase Agreement, for which Brite seeks recovery of alleged damages in the amount of $30,472.53; and (3) declaratory judgment pursuant to which Brite seeks a declaration of rights in connection with all indemnity claims of which IT Network has provided Brite written notice pursuant to the September 23, 1997 Asset Purchase Agreement. On April 23, 1999, the Company and Brite executed a Settlement Agreement resulting in Brite voluntarily dismissing the case with prejudice. The terms of the settlement are confidential, but do not adversely affect the Company's results of operations or its financial condition.

         On July 17, 1998, IT Network filed a lawsuit against a former employee of Brite Voice Systems, Inc., Michael Shell ("Shell"), the two companies he founded, Interactive Media Services, Inc. ("IMS") and Interactive Information Services, LLC ("IIS"), and a third company called Talking Directories, Inc. ("TDI"). The lawsuit was filed in the Western District of Michigan and alleged two causes of action, one for copyright infringement against all of the defendants and a second for breach of contract against TDI. The Court granted IT Network's Motion for Preliminary Injunction against all Defendants on August 14, 1998, preliminarily enjoining the defendants from further infringing IT Network's catalogue and scripts. On December 3, 1998, IT Network filed a First Amended Complaint which added a new claim against Shell, IMS and IIS for copyright infringement of certain proprietary satellite broadcast software IT Network acquired from Brite. Related cases were filed in Kansas state and federal court by IT Network against Shell, IMS, IIS and certain former employees of IT Network. On June 8, 1999, Shell, IMS and IIS signed a Broadcast Software License Agreement with IT Network under which IT Network licensed certain IT Network broadcast software and satellite broadcast protocols in exchange for a monthly fee. All litigation in federal and state court in Michigan and Kansas was settled by all the parties.

         A total of fourteen class action complaints were filed against Source Media and certain of its officers and directors in the United States District Court for the Northern District of Texas asserting violations of sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 of the accompanying regulations. The fourteen complaints were consolidated by Judge Buchmeyer into the first filed case, Hartsell, et al. v. Source Media, Inc., et al., Civil Action No. 398-CV-1980-R (filed August 21, 1998), on October 9, 1998. Plaintiffs filed a Consolidated Amended Complaint on March 3, 1999. Defendants filed a motion to dismiss the Consolidated Amended Complaint on April 19, 1999. Judge Buchmeyer heard arguments on Defendants' Motion to Dismiss on July 14, 1999 and denied the Motion. Defendants filed a motion seeking to certify the order for immediate appeal by the Fifth Circuit Court of Appeals. Discovery is proceeding pending a decision on the application for immediate appeal. Trial has been set for June, 2000. The Company believes that all of these cases are without merit and will vigorously defend itself and its officers and directors.

         On October 6, 1998, Advanced Interactive, Inc. filed a complaint in U.S. District Court for the Northern District of Illinois, Eastern Division, against ICT and the following companies: Matsushita Electric Corporation, Matsushita Electric Industrial Co., Ltd., Sharp Electronics Corp., Sharp Corp., Thomson Consumer Electronics, Toshiba Consumer Products, Inc., Toshiba America, Inc., Toshiba Corporation, General Instruments Corp., Scientific Atlanta, Inc., ATI Technologies, Inc., ADS Technologies Inc., Gateway 2000, Inc., STB Systems, Inc., Hauppauge Computer Works, Inc., WebTV Networks, Inc. and WorldGate Communications, Inc. (collectively the "Advanced Interactive Defendants"). Advanced Interactive alleges that ICT infringed two claims of one of its patents by manufacturing, using and/or selling or offering to sell "Sourceware(TM) ChannelLink(TM)". The same allegation is made against each Advanced Interactive Defendant for its particular product or service. The Plaintiff seeks damages, but makes no claims against the patents of ICT or any other Advanced Interactive Defendant. ICT, and each of the Defendants, have filed an Answer and have collectively joined the Motion for Partial Summary Judgment submitted by Matsushita Electric Corporation of America, Sharp Electronics Corp., Sharp Corp. and the Toshiba Defendants. On May 12, 1999 the court denied Advanced Interactive's Motion for Summary Judgement of Infringement. The court has not yet considered the Advanced Interactive Defendant's collective Motion for Partial Summary Judgment. The Company believes this case is totally without merit and intends to vigorously defend itself.

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

         As part of the Company's review of its booking performance against customer sales guarantees, the Company anticipates a shortfall on several contracts. In connection with these guarantees, the Company has recorded $1.4 million of expense in the second quarter.

         The Company has employment agreements with three executives. The agreements provide that the Company will pay a base salary amount and grant stock options over a set term to the employees. In the event of a termination without cause, the Company remains obligated to make certain payments as defined in the agreements. One contract terminates in 1999, one in 2001 and the third in 2002.

         In the second quarter, the Company entered into severance agreements with certain executives that provide for salary continuation for up to six months and company payment of health insurance premiums.

5.  Long-Term Debt

         On October 30, 1997, the Company issued Senior Secured Notes (the "Notes"), in the principal amount of $100 million, which bear interest at the rate of 12% per annum through November 1, 2004. Interest on the Notes is payable semi-annually on May 1 and November 1 of each year commencing on May 1, 1998, to holders of record at the close of business on April 15th or October 15th immediately preceding the interest payment date. The Company placed into an escrow account approximately $22.6 million of the net proceeds from the offering, representing funds sufficient, together with interest thereon, to pay the first four interest payments on the Notes. At June 30, 1999, $6.0 million remains in escrow to pay the interest due November 1, 1999.

         The Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company's subsidiaries (the "Subsidiary Guarantors"). The guarantees are senior obligations of the Subsidiary Guarantors and are secured by substantially all of the assets of the Subsidiary Guarantors. The guarantees rank pari passu in right of payment with all existing and future senior indebtedness of the Subsidiary Guarantors and rank senior in right of payment to all existing and future subordinated obligations of the Subsidiary Guarantors. The guarantees may be released upon the occurrence of certain events. The guarantee executed by IT Network contains a covenant that restricts payments of dividends on its capital stock to an amount sufficient to cover debt service on the Notes, redemptions or repurchases of the Notes or the Company's Senior PIK Preferred Stock (the "Preferred Stock"), dividends on the Preferred Stock and corporate overhead. The assets of Source Media consist solely of investments in its subsidiaries and invested proceeds from the Notes and the Preferred Stock and related warrants. Financial statements for the Subsidiary Guarantors and the parent, Source Media, Inc., on an unconsolidated basis, are not presented because management has determined that they would not be material to investors.

         Except as described below, the Company may not redeem the Notes prior to November 1, 2001. On or after such date, the Company may redeem the Notes, in whole or in part, at any time, at various redemption prices set forth in the indenture governing the terms of the Notes, together with accrued and unpaid interest, if any, to the date of redemption. In addition, at any time and from time to time on or prior to November 1, 2000, the Company may, subject to certain requirements, redeem up to 35% of the aggregate principal amount of the Notes with the cash proceeds of one or more equity offerings at a redemption price equal to 112% of the principal amount to be redeemed, together with accrued and unpaid interest, if any, to the date of redemption, provided, that, at least $65.0 million of the aggregate principal amount of the Notes remain outstanding immediately after each such redemption. The Notes are not subject to any sinking fund requirement. Upon the occurrence of a change in control, the Company will be required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of the repurchase. The indenture contains certain covenants including, but not limited to, limitations on indebtedness, restricted payments, liens, restrictions on distributions from restricted subsidiaries, sales of assets and subsidiary stock, affiliate transactions, issuances of capital stock of restricted subsidiaries and sale/leaseback transactions. As of June 30, 1999, the dealer quoted value of a Note was $0.80 per dollar resulting in an aggregate fair market value of approximately $80.0 million.

6.  Senior PIK Preferred Stock

         On October 30, 1997, the Company issued 800 units (the Units) for an aggregate purchase price of $20 million, each Unit consisting of 1,000 shares of non-voting Preferred Stock with a liquidation preference of $25.00 per share and
558.75 warrants (the "October 1997 Warrants"). Each October 1997 Warrant entitles the holder to purchase one share of the Company's common stock at a purchase price of $0.01 per share. In the aggregate, the October 1997 Warrants represent the right to purchase 447,000 shares of common stock. The Units were sold in connection with the Company's acquisitions of certain assets.

         Dividends on the Preferred Stock are payable quarterly on each February 1, May 1, August 1 and November 1, commencing February 1, 1998, at an annual rate of 13 1/2% of the liquidation preference per share. At the Company's option, on any dividend payment date occurring on or prior to November 1, 2002 dividends may be paid either in cash or by the issuance of additional shares of Preferred Stock with a liquidation preference equal to the amount of such dividends; thereafter, dividends will be paid in cash. The certificate of designation governing the terms of the Preferred Stock limits the amount of cash dividends that may be paid on the Preferred Stock. At any time and from time to time on or prior to November 1, 2000, the Company may, subject to certain requirements, redeem up to 35% of the aggregate liquidation value of the Preferred Stock with the cash proceeds of one or more equity offerings at a redemption price equal to 113 1/2% of the liquidation preference thereof, plus accumulated dividends, on the date of redemption. After November 1, 2000 and prior to November 1, 2002, the Preferred Stock is not redeemable. On or after November 1, 2002, the Company may redeem the Preferred Stock, in whole or in part, at any time, at various redemption prices, plus accumulated and unpaid dividends, to the date of redemption. Upon the occurrence of a change in control, the Company will be required to make an offer to purchase the outstanding shares of the Preferred Stock at a price equal to 101% of the liquidation preference thereof, plus accumulated and unpaid dividends, to the date of purchase. The Preferred Stock will be subject to mandatory redemption in whole on November 1, 2007, at a price equal to 100% of the then effective liquidation preference thereof, plus, without duplication, all accrued and unpaid dividends to the date of redemption. The certificate of designation contains certain covenants including, but not limited to, limitations on indebtedness, restricted payments, affiliate transactions, issuances of capital stock of restricted subsidiaries and sale/leaseback transactions.

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

         The estimated fair market value of the October 1997 Warrants, which was estimated to be approximately $5.5 million, was credited to capital in excess of par value and the Preferred Stock was recorded at a corresponding discount. Additionally, $1.2 million of issuance costs were recorded on the Preferred Stock. The discount and issuance costs on the Preferred Stock are being accreted as additional preferred stock dividends using the effective dividend rate method over a ten-year period, resulting in an effective dividend rate of 19.9%. As of June 30, 1999 the dealer quoted fair market value of the preferred stock was $18.00 per share for an aggregate value of $17.6 million.

         On February 1 and May 1, 1999 the quarterly dividends due on the Preferred Stock were paid through the issuance of additional Preferred Stock having a liquidation preference of $0.8 million and $0.8 million, respectively, with terms identical to those of the Preferred Stock. The estimated fair market value of the stock issued in lieu of a cash payment on February 1, and May 1, 1999 was approximately $0.5 million and $0.6 million, respectively, which was recorded as preferred stock dividends.

8.  Stock Based Compensation

         The Company has granted stock options to employees in excess of shares reserved for issuance under the stock option plan at the date of grant. The portion of unauthorized options are treated as a variable compensation plan through the date an amendment to the stock option plan increasing the number of shares is approved by shareholders. The Company recognizes stock compensation expense over the vesting period of the related options. Total non-cash stock based compensation for the three month period ended June 30, 1998 and 1999 amounted to $0.4 million and $0.8 million, respectively and $0.7 million and $1.2 million, respectively for the six month period ended June 30, 1998 and 1999.

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

                             Three Months Ended June 30,  Six Months Ended June 30,
                                 1998          1999          1998           1999
                               --------      --------      --------      --------
                                   (IN THOUSANDS)              (IN THOUSANDS)
Monetary revenues:
         IT Network            $  5,795      $  4,406      $ 10,905      $  9,307
         Interactive TV               6            --            87            42
                               --------      --------      --------      --------
Total monetary revenues        $  5,801      $  4,406      $ 10,992      $  9,349
                               ========      ========      ========      ========

Nonmonetary revenues:
         IT Network            $    438      $    473      $  1,113      $    882
         Interactive TV              --            --            --            --
                               --------      --------      --------      --------
Total nonmonetary revenues     $    438      $    473      $  1,113      $    882
                               ========      ========      ========      ========

Net revenues:
         IT Network            $  6,233      $  4,879      $ 12,018      $ 10,189
         Interactive TV               6            --            87            42
                               --------      --------      --------      --------
Total net revenues             $  6,239      $  4,879      $ 12,105      $ 10,231
                               ========      ========      ========      ========

Operating Loss:
         IT Network            $(25,997)     $ (2,792)     $(28,165)     $ (3,755)
         Interactive TV          (3,134)       (2,755)       (5,968)       (5,455)
         Corporate             $ (1,887)       (4,568)       (2,991)       (6,275)
                               --------      --------      --------      --------
Total operating loss           $(31,018)     $(10,115)     $(37,124)     $(15,485)
                               ========      ========      ========      ========

                                       December 31, 1998    June 30, 1999
                                       -----------------    -------------
Identifiable assets:
         IT Network                         $19,408             $16,816
         Interactive TV                       8,401               7,213
         Corporate                           28,780              18,752
                                             ------             -------
Total identifiable assets                   $56,589             $42,782
                                            =======             =======

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

10.      Subsequent Events

         On February 11, 1999 the Company signed a letter of intent with Prevue Ventures, Inc. ("Prevue") to enter a joint venture, terms of which are included in the Company's Form 10K and first quarter's Form 10Q. Subsequent to June 30, 1999 the parties failed to reach definitive agreement. On August 3, 1999, the Company announced that it had filed an action in the District Court of Dallas County, Texas against TV Guide, Inc. (formerly Prevue) for breach of a Non-Disclosure Agreement entered into in September 1998. The petition seeks damages of approximately $60 million representing the decline in share value caused by improper statements made by TV Guide, Inc. and an injunction precluding TV Guide from any further violations of the Non-Disclosure Agreement.

         On July 29, 1999 the Company announced that it had signed definitive agreements to form a joint venture with a subsidiary of Insight Communications Company, Inc., ("Insight") subject to the parties' fulfillment of certain closing conditions. Under the terms of the transaction, Source Media will contribute its VirtualModem(TM) 2.5 software, the Interactive Channel's gridless, server-based navigator, SourceGuide(SM), Local Source(SM) television content and will manage the operations of the joint venture. Insight is providing $13 million in equity financing for the new venture. Source Media and Insight will each own 50% of the joint venture. In addition, Insight will purchase 842,105 shares of Source Media's common stock for $14.25 per share, representing approximately 6% of the issued and outstanding stock of the Company. Gross proceeds will be $12.0 million. Source Media will also issue to Insight warrants to purchase additional shares of Source Media's common stock at $20 per share, representing approximately 20% of Source Media's fully diluted equity. These warrants expire at the end of five years. At the close of the transaction, Insight will be given representation on Source Media's Board of Directors.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Unless the context otherwise requires, all references to the "Company" or "Source Media" include Source Media, Inc. and its wholly-owned subsidiaries, IT Network, Inc. ("IT Network"), Interactive Channel, Inc. ("Interactive Channel"), SMI Holdings, Inc. ("Holdings"), and Interactive Channel Technologies, Inc., marketed under the name of VirtualModemTM ("ICT").

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

         The Company cautions you that this list of factors does not describe all of the risks of an investment in its common stock. The Company operates in a rapidly changing business environment, and new risk factors continually emerge. The Company cannot predict every risk factor, nor can they assess the impact of all these risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ from those projected in any forward-looking statements. Accordingly, you should not rely upon forward-looking statements as a prediction of the Company's actual results.

         Among the factors that could cause actual results to differ materially from the Company's expectations are the Company's high degree of leverage and its ability to service debt, the need for additional financing, the Company may not have sufficient collateral to repay its indebtedness in full, the potential for a change of control that would require the Company to purchase its notes and preferred stock, historical and projected losses, risks related to the proposed transaction with Insight, access to channels on cable systems and uncertainty of subscriber acceptance, the uncertainty of a market for interactive television, the availability of programming, our reliance on proprietary technology, the further technical development needed to improve the economics of deploying interactive television to multiple cable systems, a delay in digital roll-out, the integration of technology with digital set-top boxes, competition within the industry, the evolving nature of business, anti-takeover effects of a shareholder rights plan, stock volatility, the market price of the Company's common stock, the Company's ability to resolve Year 2000 issues in a timely manner, reliance on key personnel, government regulation and other factors discussed from time to time in the Company's Annual Report on Form 10-K and other Securities and Exchange Commission filings.

GENERAL

         Source Media, Inc. operates through its subsidiaries Holdings, IT Network, Interactive Channel and ICT in two business segments: IT Network and Interactive TV.

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

         On July 29, 1999 the Company announced that it had signed definitive agreements to form a joint venture with a subsidiary of Insight Communications Company, Inc. See further discussion of this transaction in Part II - OTHER INFORMATION, Item 5 Other Information.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998.

         Monetary revenues decreased 15% to $9.3 million for the six months ended June 30, 1999 from $11.0 million for the same period in 1998. This decrease is primarily due to decreases of $1.4 million in system management and information services and $0.2 million in advertising sales. In addition, the 1998 period included $0.1 million of revenues associated with an Interactive Channel test market. There have been no such revenues in 1999. The decrease in system management and information services is attributable to increased industry competition, customers migrating to their own systems and Year 2000 hardware issues at customers. Advertising sales decreased primarily due to a reorganization of the sales department and delays in implementing new products in 1999.

         Monetary cost of sales increased 27% to $6.7 million for the six months ended June 30, 1999 from $5.3 million for the same period in 1998 as a result of $1.4 million of expense recognized for anticipated payments to customers for unmet sales guarantees on various advertising contracts and $0.2 million of cost related to new products in 1999 partially offset by savings of $0.2 million in page costs related to decreased advertising sales.

         Nonmonetary revenues and nonmonetary cost of sales decreased 21% to $0.9 million for the six months ended June 30, 1999. Nonmonetary sales accounted for 9% of revenues for the six months ended June 30, 1999 and 1998.

         SG&A expenses increased 22% for the six months ended June 30, 1999 to $14.1 million from $11.6 million for the same period in 1998. The increase is primarily due to expenses of $1.8 million resulting from legal and professional fees related to the Prevue joint venture that were expensed after the termination of the Prevue deal, an increase of $0.5 million for non-cash variable compensation expense for certain stock options granted to certain executives in excess of shares authorized, increased legal expense of $0.9 million primarily attributable to litigation described in Note 4 in the Notes to Consolidated Financial Statements, $0.6 million of accrued severance to certain employees offset by the elimination of transitional costs of $0.7 million related to the integration of acquired businesses incurred in 1998, decreased trade advertising expenses of $0.3 million in 1999 and other SG&A savings of $0.3 million.

         Impairment of intangibles assets included in the prior year amount relates to $25.9 million of write-offs of certain intangible assets related to the Brite acquisition described in the Company's Form 10-K.

         Amortization of intangible assets decreased 36% to $2.5 million for the six months ended June 30, 1999 from $3.8 million for the same period in 1998 due to a lower intangible asset balance resulting from the write-off in second quarter 1998 of certain intangible assets related to the Brite acquisition described in the Company's Form 10-K.

         Research and development expenses increased 5% to $1.5 million for the six months ended June 30, 1999 from $1.4 million for the same period in 1999 as a result of increased software license fees and the development of the Company's Internet products.

         Interest expense remained unchanged at $6.4 million for the six months ended June 30, 1999 and 1998. This expense is associated with a $100 million debt financing completed by the Company in October 1997 and described in detail in the Notes to Consolidated Financial Statements.

         Interest income decreased 53% to $0.5 million for the six months ended June 30, 1999 from $1.1 million for the same period in 1998 due to lower investment and cash balances as a result of debt interest payments and normal operating expenditures.

         Preferred Stock dividends of $1.4 million and $1.6 million for the six months ended June 30, 1999 and 1998, respectively, relate to the $20 million Preferred Stock financing completed by the Company in October 1997 and described in detail in the Notes to Consolidated Financial Statements.

THREE MONTHS ENDED JUNE  30, 1999 AND 1998

         Monetary revenues decreased 24% to $4.4 million for the three months ended June 30, 1999 from $5.8 million for the same period in 1998. This decrease is primarily due to decreases of $0.9 million in advertising sales and $0.5 million in system management and information services. The decrease in system management and information services is attributable to increased industry competition, customers migrating to their own systems and Year 2000 hardware issues at customers. Advertising sales decreased primarily due to a reorganization of the sales department and delays in implementing new products.

         Monetary cost of sales increased 35% to $4.0 million for the three months ended June 30, 1999 from $3.0 million for the same period in 1998 as a result of $1.4 million of expense recognized for anticipated payments to customers for unmet sales guarantees on various advertising contracts partially offset by savings in page costs related to the decreased advertising sales.

         Nonmonetary revenues and nonmonetary cost of sales remained relatively flat at $0.4 million for the three months ended June 30, 1999. Nonmonetary sales accounted for 10% of revenues for the three months ended June 30, 1999 compared to 7% of revenues for the same period in 1998.

         SG&A expenses increased 43% to $8.6 million for the three months ended June 30, 1999 from $5.9 million for the same period in 1998. The increase is primarily due to expenses of $1.8 million resulting from legal and professional fees related to the Prevue joint venture expensed after the termination of the Prevue deal, $0.4 million in increased non-cash variable compensation expense, $0.4 million in increased legal expense and $0.6 million of accrued severance to certain employees partially offset by $0.7 million of cost reductions in areas such as trade advertising, consulting fees and other.

         Impairment of intangibles assets included in the prior year amount relates to $25.9 million of write-offs of certain intangible assets related to the Brite acquisition described in the Company's Form 10-K.

         Amortization of intangible assets remained unchanged at $1.2 million for the three months ended June 30, 1999.

         Research and development expenses of $0.7 million were consistent with the three months ended June 30, 1999, as development levels remained constant between the periods.

         Interest expense remained unchanged at $3.2 million for the three months ended June 30, 1999 and 1998. This expense is associated with a $100 million debt financing completed by the Company in October 1997 and described in detail in the Notes to Consolidated Financial Statements.

         Interest income decreased 50% to $0.3 million for the three months ended June 30, 1999 from $0.5 million for the same period in 1998 due to lower investment and cash balances as a result of debt interest payments and normal operating expenditures.

         Preferred Stock dividends of $0.7 million and $0.8 million for the three months ended June 30, 1999 and 1998, respectively, relate to the $20 million Preferred Stock financing completed by the Company in October 1997 and described in detail in the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCE

         Since its inception, the Company has experienced substantial operating losses and net losses as a result of its efforts to develop, deploy and support IT Network and develop, conduct trials and commercially launch Interactive TV. As of June 30, 1999, the Company had an accumulated deficit of $170.8 million and had used cumulative net cash in operations of $83.1 million. The difference at June 30, 1999, between the accumulated deficit and cumulative net cash used in operations since inception was attributable primarily to charges related to financing incentives and extinguishment of debt, variable compensation expense, write-downs of analog set-top boxes and intangible assets, depreciation and amortization and other non-cash expenses. The effect of the lost customers associated with the Brite acquisition will continue to have a negative impact on the Company's revenues and profitability. The Company will continue to incur operating losses at least through 1999, although it expects that cash generated in IT Network operations excluding related interest expense will be sufficient to meet IT Network's operating requirements. Any launch of the Company's television products and services may require additional expenditures, which may require the Company to raise additional capital.

         The definitive agreement between the Company and Insight, provide, among others, the following benefits to the Company: (i) at closing, the Interactive TV research and development costs and certain other costs would become costs of the joint venture; (ii) at closing, Insight would pay the Company $12.0 million cash for 842,105 shares of common stock, and (iii) at closing, Insight would receive warrants which Insight could exercise at any time within five years to buy approximately 4.6 million shares of the Company's common stock at $20.00 per share, which if fully exercised, would result in proceeds of approximately $92.0 million and give Insight an approximate 20% ownership of the Company. Requirements for closing the Insight transaction include shareholder, bondholder and regulatory approval.

         Since its inception, the Company has financed its operations primarily with $156.6 million raised from various financing activities, including the incurrence of debt and issuance of the Company's common stock and preferred stock. In October 1997, the Company issued $100.0 million of Senior Secured Notes (the "Notes") and $20.0 million of preferred stock. The interest escrow account created pursuant to the indenture has been and will be used to fund the first four interest payments on the Notes. Interest payments from the interest escrow account were made on May 1, 1998, November 1, 1998 and May 1, 1999. The Company's primary source of liquidity is its cash, cash equivalents and restricted investments, which totaled $13.9 million at June 30, 1999. This cash position consisted of $6.0 million held in escrow for the November 1, 1999 interest payment and $7.9 million of operating cash. The Company's first interest payment not currently held in escrow is due May 1, 2000.

The Company currently believes its resources will be sufficient to meet the Company's anticipated cash needs for working capital and other capital expenditures related to the Company's business and operations into the fourth quarter of 1999. Upon the closing of the Insight transaction, the cost of Interactive TV's operations will be funded by the joint venture. Additionally, the Company will receive $12.0 million cash from the sale of common stock related to the Insight transaction which is expected to adequately fund the Company through at least the first interest payment on its debt, due on May 1, 2000. If the Insight transaction is not approved the Company would be required to seek alternative financing. There can be no assurance that the Company will be able to obtain such financing.

         The Company's future capital requirements will depend on many factors, including, but not limited to the following factors, some of which are outside the Company's control: (i) the operating results of IT Network, including the Company's ability to successfully integrate its acquired businesses into its existing business, and to retain and grow its customer base, (ii) the success and timing of the development, introduction and deployment of Interactive TV,
(iii) the extent to which the Company is able to generate revenues from licensing its proprietary technology, (iv) the number of file servers and other equipment which the Company purchases in support of Interactive TV, (v) the levels of advertising expenditures necessary to increase awareness of Interactive TV, (vi) the extent of market acceptance of the Company's products,
(vii) potential acquisitions or asset purchases, (viii) the deployment of digital set-top boxes incorporating the Company's technology, (ix) the capital required to address the Company's Year 2000 issue; (x) the proposed transaction with Insight and (xi) competitive factors.

YEAR 2000 DISCLOSURES

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

         The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Company has completed its assessment of all systems that could be significantly affected by the Year 2000. The Company's three operating subsidiaries: ICT, Interactive Channel and IT Network as well as the corporate unit were included in the assessment. The assessment indicated that most of the Company's significant information technology systems could be affected. That assessment also indicated that software and hardware (embedded chips) used in the IT Network's interactive voice response systems also are at risk (hereinafter referred to as operating systems). In addition, the Company is gathering information about the Year 2000 compliance status of its significant suppliers and subcontractors and is continuing to monitor their compliance.

         Regarding its information technology, the Company is approximately 95% complete on the remediation phase and expects to complete software reprogramming and replacement for all systems no later than October 31, 1999. Once software is reprogrammed or replaced for a system, the Company will begin testing and implementation. These phases run concurrently for different systems. To date, the Company has completed all of its testing and has implemented approximately 80% of its remediated systems. Completion of the testing phase for all significant systems has occurred and all remediated systems are expected to by fully tested and implemented by October 31, 1999.

         The Company has initiated the remediation phase of its operating equipment. The remediation of operating equipment is significantly more difficult than the remediation of the information technology systems because some of the software operating systems are no longer supported by the manufacturers of that equipment. Testing of this equipment is also more difficult than the testing of the information technology systems; the Company is approximately 80% complete with the testing of its remediated operating equipment. Once testing is complete, the operating equipment will be ready for immediate use. The Company expects to complete its remediation of operating equipment by October 31, 1999. Testing and implementation of affected equipment is expected to be completed by October 31, 1999.

         The Company is in the process of working with third party vendors to ensure that the Company's systems that interface directly with third parties are Year 2000 compliant by December 31, 1999. The Company has completed approximately 95% of its remediation efforts on these systems and is approximately 90% complete with the testing phase. Testing of all significant systems is expected no later than October 31, 1999. Implementation is approximately 80% complete and is expected to be completed by August 31, 1999.

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

         The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $1.0 million and is being funded through operating cash flows. To date, the Company has incurred approximately $0.6 million, related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.1 million relates to repair of hardware and software that will be expensed as incurred.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to changes in interest rates related primarily to its Notes and Preferred Stock arrangements. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. At June 30, 1999, the Company had Notes outstanding of $100.0 million, due November 1, 2004, which bear interest at a fixed rate of 12% and Preferred Stock outstanding of $23.6 million due November 1, 2007, which bears interest at a fixed rate of 13 1/2%. The fair value of the Notes and Preferred Stock at June 30, 1999 was approximately $80.0 million and $17.6 million, respectively, based upon dealer quoted market prices.


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         On May 11, 1998, ICT and Holdings filed an action in U.S. District Court for the District of Delaware against WorldGate Communications, Inc. ("WorldGate") alleging that WorldGate has infringed four of the Company's patents. Each party has filed a Motion to Dismiss certain claims and discovery has been stayed until August 15, 1999. Trial is scheduled for November, 2000. The Company intends to aggressively defend its patents.

         On January 11, 1999, Brite Voice Systems, Inc. ("Brite") filed a lawsuit against IT Network and Source Media (together with IT Network, the "Brite Defendants") in the

United States District Court for the District of Kansas. Brite alleged three claims against the Brite Defendants: (1) breach of a September 23, 1997 Asset Purchase Agreement for which Brite seeks recovery of alleged damages in an amount in excess of $111,950.18; (2) breach of an October 30, 1997 Lease and Service Agreement in connection with the September 23, 1997 Asset Purchase Agreement, for which Brite seeks recovery of alleged damages in the amount of $30,472.53; and (3) declaratory judgment pursuant to which Brite seeks a declaration of rights in connection with all indemnity claims of which IT Network has provided Brite written notice pursuant to the September 23, 1997 Asset Purchase Agreement. On April 23, 1999, the Company and Brite executed a Settlement Agreement resulting in Brite voluntarily dismissing the case with prejudice. The terms of the settlement are confidential, but do not adversely affect the Company's results of operations or its financial condition.

         On July 17, 1998, IT Network filed a lawsuit against a former employee of Brite Voice Systems, Inc., Michael Shell ("Shell"), the two companies he founded, Interactive Media Services, Inc. ("IMS") and Interactive Information Services, LLC ("IIS"), and a third company called Talking Directories, Inc. ("TDI"). The lawsuit was filed in the Western District of Michigan and alleged two causes of action, one for copyright infringement against all of the defendants and a second for breach of contract against TDI. The Court granted IT Network's Motion for Preliminary Injunction against all Defendants on August 14, 1998, preliminarily enjoining the defendants from further infringing IT Network's catalogue and scripts. On December 3, 1998, IT Network filed a First Amended Complaint which added a new claim against Shell, IMS and IIS for copyright infringement of certain proprietary satellite broadcast software IT Network acquired from Brite. Related cases were filed in Kansas state and federal court by IT Network against Shell, IMS, IIS and certain former employees of IT Network. On June 8, 1999, Shell, IMS and IIS signed a Broadcast Software License Agreement with IT Network under which IT Network licensed certain IT Network broadcast software and satellite broadcast protocols in exchange for a monthly fee. All litigation in federal and state court in Michigan and Kansas was settled by all the parties.

         A total of fourteen class action complaints were filed against Source Media and certain of its officers and directors in the United States District Court for the Northern District of Texas asserting violations of sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 of the accompanying regulations. The fourteen complaints were consolidated by Judge Buchmeyer into the first filed case, Hartsell, et al. v. Source Media, Inc., et al., Civil Action No. 398-CV-1980-R (filed August 21, 1998), on October 9, 1998. Plaintiffs filed a Consolidated Amended Complaint on March 3, 1999. Defendants filed a motion to dismiss the Consolidated Amended Complaint on April 19, 1999. Judge Buchmeyer heard arguments on Defendants' Motion to Dismiss on July 14, 1999 and denied the Motion. Defendants filed a motion seeking to certify the order for immediate appeal by the Fifth Circuit Court of Appeals. Discovery is proceeding pending a decision on the application for immediate appeal. Trial has been set for June, 2000. The Company believes that all of these cases are without merit and will vigorously defend itself and its officers and directors.


         On October 6, 1998, Advanced Interactive, Inc. filed a complaint in U.S. District Court for the Northern District of Illinois, Eastern Division, against ICT and the following companies: Matsushita Electric Corporation, Matsushita Electric Industrial Co., Ltd., Sharp Electronics

Corp., Sharp Corp., Thomson Consumer Electronics, Toshiba Consumer Products, Inc., Toshiba America, Inc., Toshiba Corporation, General Instruments Corp., Scientific Atlanta, Inc., ATI Technologies, Inc., ADS Technologies Inc., Gateway 2000, Inc., STB Systems, Inc., Hauppauge Computer Works, Inc., WebTV Networks, Inc. and WorldGate Communications, Inc. (collectively the "Advanced Interactive Defendants"). Advanced Interactive alleges that ICT infringed two claims of one of its patents by manufacturing, using and/or selling or offering to sell "Sourceware(TM) ChannelLink(TM)". The same allegation is made against each Advanced Interactive Defendant for its particular product or service. The Plaintiff seeks damages, but makes no claims against the patents of ICT or any other Advanced Interactive Defendant. ICT, and each of the Defendants, have filed an Answer and have collectively joined the Motion for Partial Summary Judgment submitted by Matsushita Electric Corporation of America, Sharp Electronics Corp., Sharp Corp. and the Toshiba Defendants. On May 12, 1999 the court denied Advanced Interactive's Motion for Summary Judgement of Infringement. The court has not yet considered the Advanced Interactive Defendant's collective Motion for Partial Summary Judgment. The Company believes this case is totally without merit and intends to vigorously defend itself.

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

Item 2 - Changes in Securities and Use of Proceeds - not applicable

Item 3 - Defaults Upon Senior Securities - not applicable

Item 4 - Submission of Matters to a Vote of Security Holders - not applicable

Item 5 - Other Information

         As part of the Company's review of its booking performance against customer sales commitments, the Company anticipates a bookings shortfall on several contracts. In connection with these guarantees the Company has recorded a $1.4 million reserve in the second quarter.

         The Company has employment agreements with three executives. The agreements provide that the Company will pay a base salary amount and grant stock options over a set term to the employees. In the event of a termination without cause, the Company remains obligated to make certain payments as defined in the agreements. One contract terminates in 1999, one in 2001 and the third in 2002.

         In the second quarter, the Company entered into severance agreements with certain executives that provide for salary continuation for up to six months and Company payment of health insurance premiums.

         On July 29, 1999, Source Media, Inc. and a wholly-owned subsidiary of Insight Communications Company, Inc. ("Insight") entered into definitive agreements to form a joint venture ("Newco") to conduct all the lines of business currently conducted by the Company relating to its "VirtualModem" and "Interactive Channel" products and businesses (the "Transferred Businesses"). The completion of the transaction is subject to the parties' fulfillment of certain closing conditions.

         Pursuant to the terms of a Common Stock and Warrants Purchase Agreement (the "Purchase Agreement"), upon the formation of Newco, Insight will acquire 842,105 shares of common stock of the Company, representing approximately 6% of the issued and outstanding stock of the Company, for a purchase price of $12 million in cash. The Company will also issue to Insight five-year warrants to acquire up to an additional 4,596,786 shares of the Company's common stock at an exercise price of $20.00 per share, representing, together with the above-mentioned 842,105 shares of common stock, approximately 20% of the Company's fully diluted equity. The Purchase Agreement contains provisions to protect Insight's interest in the Company, including preemptive rights and board representation. Initially, upon the closing of the transaction, the Company's board of directors would consist of seven members, three of which would be designated by Insight.

         Under the terms of a Contribution Agreement (the "Contribution Agreement"), Newco would be capitalized initially with a $13 million equity infusion by Insight and with the Company's asset contribution described below. Both Insight and the Company will receive a 50% equity ownership in Newco in consideration for their contribution. The Company will assign all its right, title and interest in and to the intellectual property that has application in the VirtualModem and Interactive Channel businesses to Newco, to the extent assignable, and will grant to Newco an exclusive, perpetual, royalty free, irrevocable, worldwide license (the "Newco License"), with the right to sublicense, to all of the intellectual property not freely assignable by the Company, to the extent such intellectual property permits the grant of licenses, except that in each case the intellectual property covered by such assignment and license will specifically exclude any television programming content that is developed in the future by the Company or any of its subsidiaries. Newco will grant back to the Company a non-exclusive, perpetual, royalty free, irrevocable worldwide license of the intellectual property used in the Company's businesses other than the Transferred Businesses. In addition, the Company will transfer to Newco all the equipment, intangible property and data, contract rights, inventory and accounts receivable which have use in the Transferred Businesses excluding any routine, general or non-unique assets.

         The Company will serve as the manager of Newco and will manage the day-to-day operations of Newco. However, certain special actions by Newco would require approval of a four-member management committee. The Company and Insight would have equal representation on the management committee. Such special actions would include material deviations from Newco's business plan and budget, issuance of additional equity, distributions to equity holders, asset sales and other significant matters. The management agreement to be entered into between the Company and Insight on the closing date will set forth the terms under which the business of Newco will be conducted. Unless agreed to otherwise, the Company will continue to provide all necessary services and business functions for Newco and will be reimbursed for the related costs and expenses without any mark-up.

         The management agreement will also contain provisions granting Newco the sole and exclusive ownership of any inventions, improvements or modifications, including any related intellectual property rights, which are developed by employees, officers or other parties associated with the Company in the performance of the management agreement.

         The operating agreement to be entered into on closing by the Company and Insight contemplates a "buy-sell" arrangement whereby either party, following the fifth anniversary of the joint venture, may send to the other party a notice specifying the value that the notifying party assigns to 100% of the equity ownership of Newco. The notified party is then required to either purchase the entire equity ownership from the notifying party or sell its entire equity ownership to the notifying party, in each case using the valuation set forth in the notice. The operating agreement provides for certain transfer restrictions relating to Newco interests, drag-along and tag-along rights with respect to such interests and rights upon a change in control of the Company.

         The definitive agreements contemplate an affiliation agreement between Newco and Insight relating to the carriage of the Interactive Channel over Insight's cable television systems, as well as a license agreement granting Insight an irrevocable license to use Newco's intellectual property in connection with such cable television systems.

         Until the date of the closing, the Company is prohibited from participating in any substantive negotiations with any person or entity, other than Insight or its affiliates, concerning a business combination, the disposition of any of its material assets or, with certain exceptions, the issuance of any of its securities.

         All of the obligations of Insight are guaranteed by its parent, Insight Communications Company, Inc.

         Upon the completion of the transaction with Insight, substantially on the terms set forth in this Form 10-Q, the Company's business will be subject to additional risks, including the dilutive effect of shares and warrants to be issued to Insight and the ability of NewCo to obtain distribution and negotiate licensing arrangements for the Interactive Channel.

         The consummation of the transaction will be subject to the approval of the transaction from the Company's common stockholders, as well as from the holders of its long-term debt and preferred stock and, any required clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. We can give no assurances that such conditions will be met and accordingly, that we will consummate a transaction with Insight on the terms contained in this Form 10-Q, or at all.

Item 6 - Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 2.1* - Contribution Agreement by and among Insight Interactive, LLC, Source Media, Inc. and NewCo, L.L.C.

         Exhibit 2.2* - Common Stock and Warrants Purchase Agreement by and between Source Media, Inc. and Insight Interactive, L.L.C.

         Exhibit 27 - Financial Data Schedule

    (b)  Reports on Form 8-K during the three months ended June 30, 1999.

         None.

* To be filed by Amendment

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SOURCE MEDIA, INC.
                                           (Registrant)

Date: 8-16-99                          By: /s/ PAUL TIGH
     ---------------                       -------------------------------------
                                           Paul Tigh
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer and
                                           Duly Authorized Officer)

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
   2.1* - Contribution Agreement by and among Insight Interactive, LLC,
         Source Media, Inc. and NewCo, L.L.C.

   2.2* - Common Stock and Warrants Purchase Agreement by and between
         Source Media, Inc. and Insight Interactive, L.L.C.

    27 - Financial Data Schedule

   * To be filed by Amendment