Form 10-Q/A
period 1999-06-30
SOURCE MEDIA INC
filed 1999-08-26
CIK 900029

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q/A-1

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

            Yes    X              No ______
               -------



   Number of shares of Common Stock outstanding at August 9, 1999:  13,540,639

PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 2.1 - Contribution Agreement by and among Insight Interactive, LLC, Source Media, Inc. and NewCo, L.L.C.

     Exhibit 2.2 - Common Stock and Warrants Purchase Agreement by and between Source Media, Inc. and Insight Interactive, LLC

     Exhibit 27 - Financial Data Schedule*

     * Previously filed

(b)  Reports on Form 8-K during the three months ended June 30, 1999.

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment to this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SOURCE MEDIA, INC.
                                         (Registrant)

     Date:  August 26, 1999         By:    /s/  Paul Tigh
                                        ------------------------------
                                         Paul Tigh
                                         Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit
Number   Description
-------  -----------
    2.1 Contribution Agreement by and among Insight Interactive, LLC, Source Media, Inc. and NewCo, L.L.C.

    2.2 Common Stock and Warrants Purchase Agreement by and between Source Media, Inc. and Insight Interactive, LLC

     27  Financial Data Schedule*


*Previously filed