Form 10-Q
period 1999-09-30
SOURCE MEDIA INC
filed 1999-11-15
CIK 900029

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 1999


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

  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT NOVEMBER 10, 1999: 13,666,292

                               SOURCE MEDIA, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

PART I.  FINANCIAL INFORMATION
                                                                                                    Page Number
                                                                                                    -----------
Item 1.           Consolidated Financial Statements
                  Consolidated Balance Sheets (Unaudited)
                  DECEMBER 31, 1998 and SEPTEMBER 30, 1999                                               3-4

                  Consolidated Statements of Operations (Unaudited)
                  Three and nine month periods ended SEPTEMBER 30, 1998 AND 1999                           5

                  Consolidated Statements of Cash Flows (Unaudited)
                  Nine months ended SEPTEMBER 30, 1998 AND 1999                                            6

                  Notes to Consolidated Financial Statements (Unaudited)                                7-15

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                  16-23

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                              23

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings                                                                    24-26

Item 2.           Changes in Securities and Use of Proceeds                                              N/A

Item 3.           Defaults Upon Senior Securities                                                        N/A

Item 4.           Submission of Matters to a Vote of Security Holders                                    N/A

Item 5.           Other Information                                                                    26-28

Item 6.           Exhibits and Reports on Form 8-K                                                        28


PART I - FINANCIAL INFORMATION


                               SOURCE MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                  DECEMBER 31,              SEPTEMBER 30,
                                                                      1998                      1999
                                                                  ------------              -------------
ASSETS
Current assets:
         Cash and cash equivalents                                  $11,662                    $ 5,768
         Restricted investments                                      11,716                      6,011
         Trade accounts receivable, less allowance
            for doubtful accounts of $387 and $742
            in 1998 and 1999, respectively                            3,596                      1,491
         Deferred expenses                                              447                        501
         Prepaid expenses and other current assets                      937                        996
                                                                    -------                    -------
Total current assets                                                 28,358                     14,767

Property and equipment:
         Production equipment                                         6,050                      6,776
         Computer equipment                                           3,273                      3,467
         Other equipment                                              1,150                      1,401
         Furniture and fixtures                                         660                        656
                                                                    -------                    -------
                                                                     11,133                     12,300

Accumulated depreciation                                              6,733                      8,765
                                                                    -------                    -------

Net property and equipment                                            4,400                      3,535

Intangible assets:
         Patents                                                     14,945                     14,945
         Goodwill                                                     6,698                      6,698
         Contract rights                                             11,933                     11,933
                                                                    -------                    -------
                                                                     33,576                     33,576

Accumulated amortization                                             14,557                     18,266
                                                                    -------                    -------

Net intangible assets                                                19,019                     15,310

Other non-current assets                                              4,812                      4,571
                                                                    -------                    -------

Total assets                                                        $56,589                    $38,183
                                                                    =======                    =======


                               SOURCE MEDIA, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                    DECEMBER 31,        SEPTEMBER 30,
                                                                                        1998                1999
                                                                                    ------------        -------------
LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Current liabilities:
         Trade accounts payable                                                       $   2,501           $     826
         Accrued interest                                                                 2,000               5,000
         Accrued payroll                                                                    540               1,101
         Other accrued liabilities                                                        1,619               4,648
         Unearned income                                                                  1,750               2,352
                                                                                      ---------           ---------
Total current liabilities                                                                 8,410              13,927

Long-term debt                                                                          100,000             100,000

Minority interests in consolidated subsidiaries                                           3,840               3,840
Note receivable and accrued interest from minority
         stockholder, net of discount of $53 and
         $22 in 1998 and 1999, respectively                                                (780)               (823)
                                                                                      ---------           ---------
                                                                                          3,060               3,017

Senior redeemable payment-in-kind (PIK) preferred stock,
         $25 liquidation preference, $.001 par value, net of
         discount
         Authorized shares - 1,712; Issued and outstanding
         shares 914 and 1009 in 1998 and 1999,
         respectively                                                                    16,628              18,061


Stockholders' equity (capital deficiency):
       Common stock, $.001 par value:
         Authorized shares - 50,000
         Issued shares - 13,021 and 13,914 in 1998
               and 1999, respectively                                                        13                  14
         Less treasury stock, at cost - 280 and 275  in 1998
               and 1999, respectively                                                    (2,770)             (2,716)
         Capital in excess of par value                                                  80,269              84,238
         Accumulated deficit                                                           (148,943)           (178,358)
         Notes receivable and accrued interest
            from stockholders                                                               (78)                  0
                                                                                      ---------           ---------
Total stockholders' equity (capital deficiency)                                         (71,509)            (96,822)
                                                                                      ---------           ---------

Total liabilities and stockholders' equity (capital deficiency)                       $  56,589           $  38,183
                                                                                      =========           =========

See accompanying notes.

                               SOURCE MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                       QUARTER            QUARTER          NINE MONTHS        NINE MONTHS
                                                        ENDED              ENDED              ENDED              ENDED
                                                    SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                        1998               1999               1998               1999
                                                    --------------------------------      --------------------------------
Monetary revenues                                     $  6,344           $  4,275           $ 17,335           $ 13,624
Nonmonetary revenues                                       377                555              1,490              1,437
                                                      --------           --------           --------           --------
       Total revenues                                    6,721              4,830             18,825             15,061

Monetary cost of sales                                   3,480              3,085              8,784              9,826
Nonmonetary cost of sales                                  377                555              1,490              1,437
                                                      --------           --------           --------           --------
       Total cost of sales                               3,857              3,640             10,274             11,263
                                                      --------           --------           --------           --------

Gross profit                                             2,864              1,190              8,551              3,798

Selling, general and administrative expenses             6,493              4,122             17,827             18,223
Impairment of intangible assets                              0                  0             25,936                  0
Amortization of intangible assets                        1,237              1,236              5,084              3,709
Research and development expenses                          917                783              2,614              2,302
                                                      --------           --------           --------           --------
                                                         8,647              6,141             51,461             24,234
                                                      --------           --------           --------           --------

Operating loss                                          (5,783)            (4,951)           (42,910)           (20,436)

Interest expense                                         3,191              3,208              9,601              9,621
Interest income                                           (456)              (104)            (1,598)              (640)
Other (income) expense                                      13                  0                (27)                (2)

Net loss                                              ($ 8,531)          ($ 8,055)          ($50,886)          ($29,415)
                                                      ========           ========           ========           ========

Preferred stock dividends                                  734                  4              2,314              1,433

Net loss attributable to common stockholders            (9,265)            (8,059)           (53,200)           (30,848)
                                                      ========           ========           ========           ========

Basic and diluted net  loss per common share          ($  0.76)          ($  0.60)          ($  4.51)          ($  2.32)
                                                      ========           ========           ========           ========

Weighted average common shares outstanding              12,195             13,499             11,792             13,285
                                                      ========           ========           ========           ========

See accompanying notes.

                               SOURCE MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     1998                     1999
                                                                                   --------                 --------
OPERATING ACTIVITIES
Net loss                                                                           ($50,886)                ($29,415)
Adjustments to reconcile net loss to net cash used in
        operating activities:
        Impairment of intangible assets                                              25,936                       --
        Depreciation                                                                  1,884                    2,032
        Amortization of intangible assets                                             5,084                    3,709
        Stock based compensation                                                      1,752                      894
        Non-cash interest expense                                                       602                      619
        Non-cash interest income                                                       (818)                    (296)
        Provision for losses on accounts receivable                                     251                      250
        Other, net                                                                      (46)                     (43)
Changes in operating assets and liabilities:
        Trade accounts receivable                                                    (1,786)                   1,854
        Prepaid expenses and other assets                                               (43)                    (436)
        Deferred expenses                                                               484                      (54)
        Trade accounts payable and accrued liabilities                                2,534                    4,915
        Unearned income                                                                (788)                     602
                                                                                   --------                 --------
Net cash used in operating activities                                               (15,840)                 (15,369)

INVESTING ACTIVITIES
        Capital expenditures                                                         (1,225)                  (1,166)
        Redemption of short-term investments                                         17,932                    6,000
                                                                                   --------                 --------
Net cash provided by  investing activities                                           16,707                    4,834

FINANCING ACTIVITIES
        Proceeds from issuance of common stock upon exercise
              of stock options and warrants                                             722                    4,479
        Other                                                                          (160)                     162
                                                                                   --------                 --------
Net cash provided by financing activities                                               562                    4,641

Net increase (decrease) in cash and cash equivalents                                  1,429                   (5,894)
Cash and cash equivalents at beginning of period                                      8,431                   11,662
                                                                                   --------                 --------

Cash and cash equivalents at end of period                                         $  9,860                 $  5,768
                                                                                   ========                 ========


See accompanying notes.

                               SOURCE MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Unless the context otherwise requires, all references to the "Company" or "Source Media" include Source Media, Inc. and its wholly-owned subsidiaries, IT Network, Inc. ("IT Network"), Interactive Channel, Inc. ("Interactive Channel"), SMI Holdings, Inc. ("Holdings"), and Interactive Channel Technologies Inc., marketed under the name of VirtualModem(TM) ("ICT").

1.  Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries for the periods indicated. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         Since its inception, the Company has financed its operations primarily with $156.6 million raised from various financing activities, including the incurrence of debt and issuance of the Company's common stock and preferred stock. In October 1997, the Company issued $100.0 million of Senior Secured Notes (the "Notes") and $20.0 million of preferred stock. The interest escrow account created pursuant to the indenture has been and will be used to fund the first four interest payments on the Notes. Interest payments from the interest escrow account were made on May 1, 1998, November 1, 1998 and May 1, 1999. The Company's primary source of liquidity is its cash, cash equivalents and restricted investments, which totaled $11.8 million at September 30, 1999. This cash position consisted of $6.0 million held in escrow for the November 1, 1999 interest payment and $5.8 million of cash available for operations. The Company's first interest payment of $6.0 million not currently held in escrow is due May 1, 2000.

         The Company currently believes its resources will be sufficient to meet the Company's anticipated cash needs for working capital and other capital expenditures related to the Company's business and operations through the fourth quarter of 1999. Upon the closing of a joint venture with a subsidiary of Insight Communications Company, Inc., the cost of Interactive TV's operations will be funded by the joint venture. Additionally, the Company will receive $12.0 million cash from the sale of common stock related to the Insight transaction which is expected to adequately fund the Company's continuing operations for approximately twelve months and the interest payment on its debt, due on May 1, 2000. If the Insight transaction is not approved the Company would be required to seek alternative financing. There can be no assurance that the Company will be able to obtain such financing.

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

4.  Commitments and Contingencies

         Interactive Channel Technologies Inc. and SMI Holdings, Inc. filed a patent infringement suit against Worldgate Communications, Inc. in federal district court in Delaware in May 1998. In June 1998, Worldgate filed a Counterclaim against plaintiffs and Source Media, Inc. for, among other things, unfair competition, interference with contract, and trade secret misappropriation. The Counterclaim defendants have denied the allegations in the Counterclaim and on July 27, 1998 filed a motion to dismiss certain of Worldgate's claims. The motion was denied by Order of the Court dated May 17, 1999.

         The Court held a status conference on May 13, 1999. The following deadlines for the disposition of the case were set by the Court:

         Joinder of Parties and Amendment of Pleadings        December 1, 1999
         Close of Fact Discovery                              May 12, 2000
         Close of Expert Discovery                            July 14, 2000
         Deadline for Dispositive Motions                     July 21, 2000
         Trial                                                November 27, 2000

         Pursuant to the Scheduling Order, limited discovery commenced on August 16, 1999. Full-scale discovery commenced on October 1, 1999. Both parties have propounded discovery requests, responses to which are due on or before December 1, 1999.

         On July 17, 1998, IT Network, Inc. ("ITN") filed a lawsuit against a former employee of Brite Voice Systems, Inc. ("Brite"), Michael Shell ("Shell"), the two companies he founded Interactive Media Services, Inc. ("IMS") and Interactive Information Services, LLC ("IIS"), and a third company called Talking Directories, Inc. ("TDI"). The lawsuit was filed in the Western

District of Michigan and alleged two causes of action, one for the copyright infringement against all of the defendants arising out of the defendants' alleged use of ITN's 1997 BDR Audio Guide (the "Catalogue") and the thousands of narrative scripts that correspond to the subject matter categories contained in the Catalogue (the "Scripts"), and a second for breach of contract against TDI arising out of TDI's alleged wrongful termination of its information services contract with ITN. As of September 30, 1999, the litigation was settled with respect to all defendants.

         A total of fourteen class action complaints were filed against Source Media, Inc. ("SMI") and certain of its officers and directors in the United States District Court for the Northern District of Texas asserting violations of sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 of the accompanying regulations. The fourteen complaints were consolidated by Judge Buchmeyer into the first filed case, Hartsell, et al. v. Source Media, Inc., et al., Civil Action No. 398-CV-1980-R (filed August 21, 1998), on October 9, 1998.

         Plaintiffs filed a motion for the appointment of lead plaintiff and lead plaintiffs' counsel on October 20, 1998. Plaintiff proposed the appointment of three law firms to serve as "Co-Lead Counsel," Weiss & Yourman, Abbey, Gardy & Squitieri, and Milberg Weiss Bershad Hynes & Lerach, LLC. On November 12, 1998, defendants filed a statement of non-opposition to the plaintiffs' motion. The Court granted plaintiffs' motion on January 5, 1999.

         Pursuant to an Order entered by the Court on February 24, 1999, plaintiffs' time for filing the consolidated amended complaint was extended from February 24, 1999 to March 3, 1999. Plaintiffs filed their amended complaint on March 3, 1999. Defendants filed a motion to dismiss on April 19,1999, plaintiffs filed an opposition to the motion on May 24, 1999, and defendants filed a reply brief on June 12, 1999. A hearing on the motion to dismiss was held on July 15, 1999. By Order dated July 15, 1999, the Court denied defendants' motion.

         On July 26, 1999, defendants filed an Application For Immediate Appellate Review Under 28 U.S.C. ss. 1292(b) concerning two issues central to the Court's denial of defendants' motion to dismiss. Plaintiffs filed an opposition on or about August 13, 1999. By Order dated August 24, 1999, the Court denied defendants' motion.

         On August 16, 1999, plaintiffs filed a complaint against Ernst & Young LLP, Source Media, Inc.'s outside accountants, alleging violations of the federal securities laws (the "E&Y Complaint"). The facts and circumstances underlying the E&Y Complaint are similar to those underlying the amended complaint. By Order dated August 31, 1999, the Court consolidated the E&Y Complaint with the amended complaint. Ernst & Young moved to dismiss the E&Y Complaint on September 21, 1999, plaintiffs filed an opposition to the motion on October 28, 1999 and defendants' reply brief is due on November 19, 1999.

         The Court held a status conference on October 8, 1999. In light of the E&Y Complaint and the resurrection of the mandatory discovery stay as to Ernst & Young, the Court continued the trial date in the case until October 2, 2000. Plaintiffs and defendants have submitted alternative scheduling proposals to the Court regarding deadlines for discovery and dispositive motions. To date, the Court has not issued a revised scheduling order.

         On October 27, 1999, plaintiffs filed a Summary Notice of Pendency of Class Action advising class members of the pendency of the litigation. Plaintiffs filed a proposed Order Approving Class Notices on November 5, 1999. The proposed Order has not yet been signed by the Court.

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

         On August 3, 1999, the Company announced that it had filed an action in the District Court of Dallas County, Texas against TV Guide, Inc. for breach of a Non-Disclosure Agreement entered into in September 1998. The petition sought damages of approximately $60 million representing the decline in share value caused by improper statements made by TV Guide and an injunction precluding TV Guide from any further violations of the Non-Disclosure Agreement. The parties entered into a settlement agreement and release effective August 31, 1999 pursuant to which TV Guide affirmed and agreed to honor the terms of the Non-Disclosure Agreement.

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

         As part of the Company's review of its booking performance against customer sales guarantees, the Company anticipates a shortfall on several contracts. In connection with these guarantees, the Company has recorded a $0.2 million expense in the third quarter for a total expense of $1.6 million for the nine months ended September 30, 1999.

         The Company has employment agreements with two executives. The agreements provide that the Company will pay a base salary amount and grant stock options over a set term to the employees. In the event of a termination without cause, the Company remains obligated to make certain payments as defined in the agreements. One contract terminates in 2001 and the other in 2002.

         In the second quarter, the Company entered into severance agreements with certain executives that provide for salary continuation for up to six months and Company payment of health insurance premiums.

5.  Long-Term Debt

         On October 30, 1997, the Company issued Senior Secured Notes (the "Notes"), in the principal amount of $100 million, which bear interest at the rate of 12% per annum through November 1, 2004. Interest on the Notes is payable semi-annually on May 1 and November 1 of each year commencing on May 1, 1998, to holders of record at the close of business on April 15th or October 15th immediately preceding the interest payment date. The Company placed into an escrow account approximately $22.6 million of the net proceeds from the offering, representing funds sufficient, together with interest thereon, to pay the first four interest payments on the Notes. At September 30, 1999, $6.0 million remains in escrow to pay the interest due November 1, 1999.

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

         Except as described below, the Company may not redeem the Notes prior to November 1, 2001. On or after such date, the Company may redeem the Notes, in whole or in part, at any time, at various redemption prices set forth in the indenture governing the terms of the Notes, together with accrued and unpaid interest, if any, to the date of redemption. In addition, at any time and from time to time on or prior to November 1, 2000, the Company may, subject to certain requirements, redeem up to 35% of the aggregate principal amount of the Notes with the cash proceeds of one or more equity offerings at a redemption price equal to 112% of the principal amount to be redeemed, together with accrued and unpaid interest, if any, to the date of redemption, provided, that, at least $65.0 million of the aggregate principal amount of the Notes remain outstanding immediately after each such redemption. The Notes are not subject to any sinking fund requirement. Upon the occurrence of a change in control, the Company will be required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of the repurchase. The indenture contains certain covenants including, but not limited to, limitations on indebtedness, restricted payments, liens, restrictions on distributions from restricted subsidiaries, sales of assets and subsidiary stock, affiliate transactions, issuances of capital stock of restricted subsidiaries and sale/leaseback transactions. As of September 30, 1999, the dealer quoted value of a Note was $0.38 per dollar resulting in an aggregate fair market value of approximately $38.0 million.

6.  Senior PIK Preferred Stock

         On October 30, 1997, the Company issued 800 units (the "Units") for an aggregate purchase price of $20 million, each Unit consisting of 1,000 shares of non-voting Preferred Stock with a liquidation preference of $25.00 per share and
558.75 warrants (the "October 1997 Warrants"). Each October 1997 Warrant entitles the holder to purchase one share of the Company's common stock at a purchase price of $0.01 per share. In the aggregate, the October 1997 Warrants represent the right to purchase 447,000 shares of common stock. The Units were sold in connection with the Company's acquisitions of certain assets.

         Dividends on the Preferred Stock are payable quarterly on each February 1, May 1, August 1 and November 1, commencing February 1, 1998, at an annual rate of 13 1/2% of the liquidation preference per share. At the Company's option, on any dividend payment date occurring on or prior to November 1, 2002, dividends may be paid either in cash or by the issuance of additional shares of Preferred Stock with a liquidation preference equal to the amount of such dividends; thereafter, dividends will be paid in cash. The certificate of designation governing the terms of the Preferred Stock limits the amount of cash dividends that may be paid on the Preferred Stock. At any time and from time to time on or prior to November 1, 2000, the Company may, subject to certain requirements, redeem up to 35% of the aggregate liquidation value of the Preferred Stock with the cash proceeds of one or more equity offerings at a redemption price equal to 113 1/2% of the liquidation preference thereof, plus accumulated dividends, on the date of redemption. After November 1, 2000 and prior to November 1, 2002, the Preferred Stock is not redeemable. On or after November 1, 2002, the Company may redeem the Preferred Stock, in whole or in part, at any time, at various redemption prices, plus accumulated and unpaid dividends, to the date of redemption. Upon the occurrence of a change in control, the Company will be required to make an offer to purchase the outstanding shares of the Preferred Stock at a price equal to 101% of the liquidation preference thereof, plus accumulated and unpaid dividends, to the date of purchase. The Preferred Stock will be subject to mandatory redemption in whole on November 1, 2007, at a price equal to 100% of the then effective liquidation preference thereof, plus, without duplication, all accrued and unpaid dividends to the date of redemption. The certificate of designation contains certain covenants including, but not limited to, limitations on indebtedness, restricted payments, affiliate transactions, issuances of capital stock of restricted subsidiaries and sale/leaseback transactions.

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

         The estimated fair market value of the October 1997 Warrants, which was estimated to be approximately $5.5 million, was credited to capital in excess of par value and the Preferred Stock was recorded at a corresponding discount. Additionally, $1.2 million of issuance costs were recorded on the Preferred Stock. The discount and issuance costs on the Preferred Stock are being accreted as additional preferred stock dividends using the effective dividend rate method over a ten-year period, resulting in an effective dividend rate of 19.9%. As of September 30, 1999 the dealer quoted fair market value of the preferred stock was $5.00 per share for an aggregate value of $5.0 million.

         On February 1, May 1 and August 1, 1999 the quarterly dividends due on the Preferred Stock were paid through the issuance of additional Preferred Stock having a liquidation preference of $0.8 million for each dividend payment, with terms identical to those of the Preferred Stock. The estimated fair market value of the stock issued in lieu of a cash payment on February 1, May 1 and August 1, 1999 was approximately $0.5 million, $0.6 million and $0.1 million, respectively, which was recorded as preferred stock dividends.

7.  Stock Based Compensation

         The Company has granted stock options to employees in excess of shares reserved for issuance under the stock option plan at the date of grant. The portion of unauthorized options are treated as a variable compensation plan through the date an amendment to the stock option plan increasing the number of shares is approved by shareholders. The Company recognizes stock compensation expense over the vesting period of the related options. Total non-cash stock based compensation expense for the three month period ended September 30, 1998 was $1.1 million, with income of $0.3 million for the three month period ended September 30, 1999 due to a decline in the stock price. Total expense amounted to $1.8 million and $0.9 million, respectively for the nine month periods ended September 30, 1998 and 1999.

8.   Segment Reporting

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




                                    Three Months Ended September 30,      Nine Months Ended September 30,
                                          1998            1999                1998                1999
                                       ---------       ----------           ---------          ---------
                                             (In Thousands)                        (In Thousands)
Monetary revenues:
         IT Network                    $   6,243       $    4,275           $  17,148          $  13,582
         Interactive TV                      100                -                 187                 42
                                       ---------       ----------           ---------          ---------
Total monetary revenues                $   6,343       $    4,275           $  17,335          $  13,624
                                       =========       ==========           =========          =========

Nonmonetary revenues:
         IT Network                    $     377       $      555            $  1,490          $   1,437
         Interactive TV                        -                -                   -                  -
                                       ---------       ----------           ---------          ---------
Total nonmonetary revenues             $     377       $      555           $   1,490          $   1,437
                                       =========       ==========           =========          =========

Net revenues:
         IT Network                    $   6,620       $    4,830           $  18,638          $  15,019
         Interactive TV                      100                -                 187                 42
                                       ---------       ----------           ---------          ---------
Total net revenues                     $   6,720       $    4,830           $  18,825          $  15,061
                                       =========       ==========           =========          =========

Operating loss:
         IT Network                    $   (614)       $  (1,617)           $(28,779)          $  (5,372)
         Interactive TV                  (2,759)          (2,598)             (8,733)             (8,053)
         Corporate                     $ (2,407)            (930)             (5,398)             (7,011)
                                       ---------       ----------           ---------          ---------
Total operating loss                   $ (5,780)       $   (5,145)          $ (42,910)         $ (20,436)
                                       =========       ==========           =========          =========


                                 December 31, 1998   September 30, 1999
                                 -----------------  -------------------
Identifiable assets:
         IT Network                   $19,408             $16,784
         Interactive TV                 8,401               6,868
         Corporate                     28,780              14,531
                                      -------             -------
Total identifiable assets             $56,589             $38,183
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

9.       Subsequent Events

           On October 25, 1999, the Company announced the successful completion of its consent solicitation relating to certain provisions of the indenture governing its $100 million aggregate principal amount of 12% Senior Secured Notes due 2004 and certain provisions of the certificate of designation governing its $20 million aggregate original liquidation preference of 13 1/2 Senior PIK Preferred Stock due 2007.

           The purpose of the consent solicitation is to permit Source Media to enter into its proposed joint venture with a subsidiary of Insight Communications Company, Inc. to conduct Source Media's VirtualModem(TM) and Interactive Channel businesses. The consummation of the joint venture is also subject to approval of Source Media's common stockholders at a meeting which is scheduled to take place on November 17, 1999. The changes relating to the bonds and preferred stock will become effective upon consummation of the joint venture, which is expected to occur shortly after approval by the common stockholders and required regulatory approval, if any. At the same time as the formation of the joint venture, Source Media would receive a capital infusion of $12 million, of which Source Media has agreed to place in escrow an amount sufficient to make the $6 million interest payment on the bonds due May 1, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Unless the context otherwise requires, all references to the "Company" or "Source Media" include Source Media, Inc. and its wholly-owned subsidiaries, IT Network, Inc. ("IT Network"), Interactive Channel, Inc. ("Interactive Channel"), SMI Holdings, Inc. ("Holdings"), and Interactive Channel Technologies Inc., marketed under the name of VirtualModem(TM) ("ICT").

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

         Among the factors that could cause actual results to differ materially from the Company's expectations are the Company's high degree of leverage and its ability to service debt, the need for additional financing, the Company may not have sufficient collateral to repay its indebtedness in full, the potential for a change of control that would require the Company to purchase its notes and preferred stock, historical and projected losses, risks related to the proposed transaction with Insight, access to channels on cable television systems and uncertainty of subscriber acceptance, the uncertainty of a market for interactive television, the availability of programming, our reliance on proprietary technology, the further technical development needed to improve the economics of deploying interactive television to multiple cable systems, a delay in digital roll-out, the integration of technology with digital set-top boxes, competition within the industry, uncertainty of customer acceptance of interactive advertising, the evolving nature of business, anti-takeover effects of a shareholder rights plan, stock volatility, the market price of the Company's common stock, the Company's ability to resolve Year 2000 issues in a timely manner, reliance on key personnel, government regulation and other factors discussed from time to time in the Company's Annual Report on Form 10-K and other Securities and Exchange Commission filings.

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

         The Company's Interactive TV business consists of the combined efforts of the Interactive Channel and ICT subsidiaries. The Company has designed, fielded and continues to develop proprietary software and interactive programming services that can enable digital, two-way television systems equipped with digital (or advanced analog) set-top boxes to deliver two-way, interactive programming with the touch of a set-top remote or the use of a wireless keyboard.

         On July 29, 1999 the Company announced that it had signed definitive agreements to form a joint venture with a subsidiary of Insight Communications Company, Inc. See further discussion of this transaction in Part II - OTHER INFORMATION, Item 5 - Other Information.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Monetary revenues decreased 21% to $13.6 million for the nine months ended September 30, 1999 from $17.3 million for the same period in 1998. This decrease is primarily due to decreases of $2.1 million in system management and information services and $1.4 million in advertising sales. In addition, the 1998 period included $0.2 million of revenues associated with an Interactive Channel test market. There have been no such revenues in 1999. The decrease in system management and information services is attributable to increased industry competition, customers migrating to their own systems and Year 2000 hardware issues at customers. Advertising sales decreased primarily due to a reorganization of the sales department and delays in implementing new products in 1999.

         Monetary cost of sales increased 12% to $9.8 million for the nine months ended September 30, 1999 from $8.8 million for the same period 1998 primarily as a result of $1.6 million of expense recognized for anticipated payments to customers for unmet sales guarantees and $0.3 million of cost related to new products in 1999, partially offset by savings of $0.5 million in page costs related to decreased advertising sales and other operational savings of $0.4 million.

         Nonmonetary revenues and nonmonetary cost of sales decreased 4% to $1.4 million for the nine months ended September 30, 1999. Nonmonetary sales accounted for 10% of revenues for the nine months ended September 30, 1999 and 8% of the revenues for the nine months ended September 30, 1998.

         SG&A expenses increased 2% for the nine months ended September 30, 1999 to $18.2 million from $17.8 million for the same period in 1998. Increased expenses were incurred for: (i) $1.8 million in legal and professional costs incurred in connection with the proposed Prevue joint venture that were expensed after the termination of the proposed Prevue transaction; (ii) $0.6 million of legal expense attributable to other litigation (described in Note 4 in the Notes to Consolidated Financial Statements); (iii) $0.6 million of accrued severance to certain employees. These increases were offset by decreases of $0.9 million for non-cash variable compensation expense for certain stock options granted to certain employees in excess of share authorized, the elimination of $0.7 million of transitional cost related to the integration of acquired businesses incurred in 1998, decreased trade advertising expense of $0.3 million in 1999 and other SG&A savings of $0.7 million.

         Impairment of intangible assets included in the prior year amount relates to $25.9 million of write-offs of certain intangible assets described in the Company's Form 10-K.

         Amortization of intangible assets decreased 27% to $3.7 million for the nine months ended September 30, 1999 from $5.1 million for the same period in 1998 due to a lower intangible asset balance.

         Research and development expenses decreased 12% to $2.3 million for the nine months ended September 30, 1999 from $2.6 million for the same period in 1998 as a result of reduced development requirements of launched products.

         Interest expense remained unchanged at $9.6 million for the nine months ended September 30, 1999 and 1998. This expense is associated with a $100 million debt financing completed by the Company in October 1997 and described in detail in the Notes to Consolidated Financial Statements.

         Interest income decreased 63% to $0.6 million for the nine months ended September 30, 1999 from $1.6 million for the same period in 1998 due to lower investment and cash balances as a result of debt interest payments and normal operating expenditures.

         Preferred Stock dividends of $1.4 million and $2.3 million for the nine months ended September 30, 1999 and 1998, respectively, relate to the $20 million Preferred Stock financing completed by the Company in October 1997 and described in detail in the Notes to Consolidated Financial Statements. Dividends are recorded at the fair market value of the shares issued resulting in a lower dividend expense recognized in the current year.


THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Monetary revenues decreased 33% to $4.3 million for the three months ended September 30, l999 from $6.3 million for the same period in 1998. This decrease is primarily due to decreases of $1.3 million in advertising sales and $0.7 million in information services and system management. The decrease in system management and information services is attributable to increased industry competition, customers migrating to their own systems and Year 2000 hardware issues at customers. Advertising sales decreased primarily due to a reorganization of the sales department and delays in implementing new products.

         Monetary cost of sales decreased 11% to $3.1 million for the three months ended September 30, 1999 from $3.5 million for the same period in 1998 as a result of a $0.3 million reduction in page costs related to the decreased advertising sales, $0.3 million of operating efficiencies offset by $0.2 million of expense recognized for anticipated payments to customers for unmet sales guarantees on various advertising contracts.

         Nonmonetary revenues and nonmonetary cost of sales increased 47% to $0.6 million for the three months ended September 30, 1999. Nonmonetary sales accounted for 11% of revenues for the three months ended September 30, 1999 compared to 6% of revenues for the same period in 1998.

         SG&A expenses decreased 37% to $4.1 million for the three months ended September 30, 1999 from $6.5 million for the same period in 1998. The decrease is primarily due to a $1.4 million decrease in non-cash variable compensation expense, $0.4 million of savings in compensation related expenses and $0.6 million in cost reductions in other administrative expenses.

         Amortization of intangible assets remained unchanged at $1.2 million for the three months ended September 30, 1999.

         Research and development expenses decreased 15% to $0.8 million for the three months ended September 30, 1999 from $0.9 million for the three months ended September 30, 1998, primarily due to reduced development requirements of launched products.

         Interest expense remained unchanged at $3.2 million for the three months ended September 30, 1999 and 1998. This expense is associated with a $100 million debt financing completed by the Company in October 1997 and described in detail in the Notes to Consolidated Financial Statements.

         Interest income decreased 77% to $0.1 million for the three months ended September 30, 1999 from $0.5 million for the same period in 1998 due to lower investment and cash balances as a result of debt interest payments and normal operating expenditures.

         Preferred Stock dividends of zero and $0.7 million for the three months ended September 30, 1999 and 1998, respectively, relate to the $20 million Preferred Stock financing completed by the Company in October 1997 and described in detail in the Notes to Consolidated Financial Statements. Dividends are recorded at the fair market value of the shares issued resulting in a lower dividend expense recognized in the current year.

LIQUIDITY AND CAPITAL RESOURCE

         Since its inception, the Company has experienced substantial operating losses and net losses as a result of its efforts to develop, deploy and support IT Network and develop, conduct trials and commercially launch Interactive TV. As of September 30, 1999, the Company had an accumulated deficit of $178.4 million and had used cumulative net cash in operations of $89.1 million. The difference at September 30, 1999, between the accumulated deficit and cumulative net cash used in operations since inception was attributable primarily to charges related to financing incentives and extinguishment of debt, variable compensation expense, write-downs of analog set-top boxes and intangible assets, depreciation and amortization and other non-cash expenses. The effect of the lost customers associated with the Brite acquisition will continue to have a negative impact on the Company's revenues and profitability. The Company will continue to incur operating losses at least through 1999, although it expects that cash generated in IT Network operations excluding related interest expense will be sufficient to meet IT Network's operating requirements through 1999. Any launch of the Company's television products and services may require additional expenditures, which may require the Company to raise additional capital.

         The definitive agreements between the Company and Insight, provide, among others, the following benefits to the Company: (i) at closing, the Interactive TV research and development costs and certain other costs would become costs of the joint venture; (ii) at closing, Insight would pay the Company $12.0 million cash for 842,105 shares of common stock, and (iii) at closing, Insight would receive warrants which Insight could exercise at any time within five years to buy approximately 4.6 million shares of the Company's common stock at $20.00 per share, which if fully exercised, would result in proceeds of approximately $92.0 million and give Insight an approximate 20% ownership of the Company. Requirements for closing the Insight transaction include shareholder, bondholder and potential regulatory approval. Bondholder and preferred stockholder approval has been obtained as of October 25, 1999. The meeting to obtain common stockholder approval is scheduled for November 17, 1999.

         Since its inception, the Company has financed its operations primarily with $156.6 million raised from various financing activities, including the incurrence of debt and issuance of the Company's common stock and preferred stock. In October 1997, the Company issued $100.0 million of Senior Secured Notes (the "Notes") and $20.0 million of preferred stock. The interest escrow account created pursuant to the indenture has been and will be used to fund the first four interest payments on the Notes. Interest payments from the interest escrow account were made on May 1, 1998, November 1, 1998 and May 1, 1999. The Company's primary source of liquidity is its cash, cash equivalents and restricted investments, which totaled $11.8 million at September 30, 1999. This cash position consisted of $6.0 million held in escrow for the November 1, 1999 interest payment and $5.8 million of cash available for operations. The Company's first interest payment not currently held in escrow is due May 1, 2000.

         The Company currently believes its resources will be sufficient to meet the Company's anticipated cash needs for working capital and other capital expenditures related to the Company's business and operations through the fourth quarter of 1999. Upon the closing of the

Insight transaction, the cost of Interactive TV's operations will be funded by the joint venture. Additionally, the Company will receive $12.0 million cash from the sale of common stock related to the Insight transaction which is expected to adequately fund the Company's continuing operations for approximately twelve months and the interest payment on its debt, due on May 1, 2000. If the Insight transaction is not approved the Company would be required to seek alternative financing. There can be no assurance that the Company will be able to obtain such financing.

         The Company's future capital requirements will depend on many factors, including, but not limited to the following factors, some of which are outside the Company's control: (i) the operating results of IT Network, including the Company's ability to successfully integrate its acquired businesses into its existing business, and to retain and grow its customer base, along with customer acceptance of Internet advertising; (ii) the success and timing of the development, introduction and deployment of Interactive TV; (iii) the extent to which the Company is able to generate revenues from Interactive TV; (iv) the number of file servers and other equipment which the Company purchases in support of Interactive TV; (v) the levels of advertising expenditures necessary to increase awareness of Interactive TV; (vi) the extent of market acceptance of the Company's products; (vii) potential acquisitions or asset purchases; (viii) the deployment of digital set-top boxes incorporating the Company's technology;
(ix) the capital required to address the Company's Year 2000 issue; (x) the proposed transaction with Insight and (xi) competitive factors.

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

         The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Company has completed its assessment of all systems that could be significantly affected by the Year 2000. The Company's three operating subsidiaries, ICT, Interactive Channel and IT Network, as well as the corporate unit were included in the assessment. The assessment indicated that most of the Company's significant information technology systems could be affected. That assessment also indicated that software and hardware (embedded chips) used in the IT Network's interactive voice response systems also are at risk (hereinafter referred to as operating systems). In addition, the Company is gathering information about the Year 2000 compliance status of its significant suppliers and subcontractors and is continuing to monitor their compliance.

         Regarding its information technology, the Company is approximately 99% complete on the remediation phase and expects to complete software reprogramming and replacement for all systems no later than November 30, 1999. Once software is reprogrammed or replaced for a system, the Company will begin testing and implementation. These phases run concurrently for different systems. To date, the Company has completed all of its testing and has implemented approximately 99% of its remediated systems. Completion of the testing phase for all significant systems has occurred and all remediated systems are expected to be fully tested and implemented by November 30, 1999.

         The Company has initiated the remediation phase of its operating equipment. The remediation of operating equipment is significantly more difficult than the remediation of the information technology systems because some of the software operating systems are no longer supported by the manufacturers of that equipment. Testing of this equipment is also more difficult than the testing of the information technology systems; the Company is approximately 95% complete with the testing of its remediated operating equipment. Once testing is complete, the operating equipment will be ready for immediate use. The Company expects to complete its remediation of operating equipment by November 30, 1999. Testing and implementation of affected equipment is expected to be completed by November 30, 1999.

         The Company is in the process of working with third party vendors to ensure that the Company's systems that interface directly with third parties are Year 2000 compliant by December 31, 1999. The Company has completed 100% of its remediation efforts on these systems and is 100% complete with the testing phase. Implementation has been completed.

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

         Additionally, the Company is exposed to the risk that customers may elect to discontinue receiving telephone information services due to the customer's equipment not being upgraded to address Year 2000 problems, although various hardware and software solutions exist. Certain customers have discontinued service which has resulted in a loss of revenues to the Company. Further losses of revenue may occur.

         The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $1.0 million and is being funded through operating cash flows. To date, the Company has incurred expenses of approximately $0.7 million, related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.2 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.1 million relates to repair of hardware and software that will be expensed as incurred.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to changes in interest rates related primarily to its Notes and Preferred Stock arrangements. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. At September 30, 1999, the Company had Notes outstanding of $100.0 million, due November 1, 2004, which bear interest at a fixed rate of 12% and Preferred Stock outstanding of $24.4 million due November 1, 2007, which bears interest at a fixed rate of 13 1/2%. The fair value of the Notes and Preferred Stock at September 30, 1999 was approximately $38.0 million and $5.0 million, respectively, based upon dealer quoted market prices.

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

         Interactive Channel Technologies Inc. and SMI Holdings, Inc. filed a patent infringement suit against Worldgate Communications, Inc. in federal district court in Delaware in May 1998. In June 1998, Worldgate filed a Counterclaim against plaintiffs and Source Media, Inc. for, among other things, unfair competition, interference with contract, and trade secret misappropriation. The Counterclaim defendants have denied the allegations in the Counterclaim and on July 27, 1998 filed a motion to dismiss certain of Worldgate's claims. The motion was denied by Order of the Court dated May 17, 1999.

         The Court held a status conference on May 13, 1999. The following deadlines for the disposition of the case were set by the Court:

         Joinder of Parties and Amendment of Pleadings        December 1, 1999
         Close of Fact Discovery                              May 12, 2000
         Close of Expert Discovery                            July 14, 2000
         Deadline for Dispositive Motions                     July 21, 2000
         Trial                                                November 27, 2000

         Pursuant to the Scheduling Order, limited discovery commenced on August 16, 1999. Full-scale discovery commenced on October 1, 1999. Both parties have propounded discovery requests, responses to which are due on or before December 1, 1999.

         On July 17, 1998, IT Network, Inc. ("ITN") filed a lawsuit against a former employee of Brite Voice Systems, Inc. ("Brite"), Michael Shell ("Shell"), the two companies he founded Interactive Media Services, Inc. ("IMS") and Interactive Information Services, LLC ("IIS"), and a third company called Talking Directories, Inc. ("TDI"). The lawsuit was filed in the Western District of Michigan and alleged two causes of action, one for the copyright infringement against all of the defendants arising out of the defendants' alleged use of ITN's 1997 BDR Audio Guide (the "Catalogue") and the thousands of narrative scripts that correspond to the subject matter categories contained in the Catalogue (the "Scripts"), and a second for breach of contract against TDI arising out of TDI's alleged wrongful termination of its information services contract with ITN. As of September 30, 1999, the litigation was settled with respect to all defendants.

         A total of fourteen class action complaints were filed against Source Media, Inc. ("SMI") and certain of its officers and directors in the United States District Court for the Northern District of Texas asserting violations of sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 of the accompanying regulations. The fourteen complaints were consolidated by Judge Buchmeyer into the first filed case, Hartsell, et al. v. Source Media, Inc., et al., Civil Action No. 398-CV-1980-R (filed August 21, 1998), on October 9, 1998.

         Plaintiffs filed a motion for the appointment of lead plaintiff and lead plaintiffs' counsel on October 20, 1998. Plaintiff proposed the appointment of three law firms to serve as "Co-Lead Counsel," Weiss & Yourman, Abbey, Gardy & Squitieri, and Milberg Weiss Bershad Hynes & Lerach, LLC. On November 12, 1998, defendants filed a statement of non-opposition to the plaintiffs' motion. The Court granted plaintiffs' motion on January 5, 1999.

         Pursuant to an Order entered by the Court on February 24, 1999, plaintiffs' time for filing the consolidated amended complaint was extended from February 24, 1999 to March 3, 1999. Plaintiffs filed their amended complaint on March 3, 1999. Defendants filed a motion to dismiss on April 19, 1999, plaintiffs filed an opposition to the motion on May 24, 1999, and defendants filed a reply brief on June 12, 1999. A hearing on the motion to dismiss was held on July 15, 1999. By Order dated July 15, 1999, the Court denied defendants' motion.

         On July 26, 1999, defendants filed an Application For Immediate Appellate Review Under 28 U.S.C. Section 1292(b) concerning two issues central to the Court's denial of defendants' motion to dismiss. Plaintiffs filed an opposition on or about August 13, 1999. By Order dated August 24, 1999, the Court denied defendants' motion.

         On August 16, 1999, plaintiffs filed a complaint against Ernst & Young LLP, Source Media, Inc.'s outside accountants, alleging violations of the federal securities laws (the "E&Y Complaint"). The facts and circumstances underlying the E&Y Complaint are similar to those underlying the amended complaint. By Order dated August 31, 1999, the Court consolidated the E&Y Complaint with the amended complaint. Ernst & Young moved to dismiss the E&Y Complaint on September 21, 1999, plaintiffs filed an opposition to the motion on October 28, 1999 and defendants' reply brief is due on November 19, 1999.

         The Court held a status conference on October 8, 1999. In light of the E&Y Complaint and the resurrection of the mandatory discovery stay as to Ernst & Young, the Court continued the trial date in the case until October 2, 2000. Plaintiffs and defendants have submitted alternative scheduling proposals to the Court regarding deadlines for discovery and dispositive motions. To date, the Court has not issued a revised scheduling order.

         On October 27, 1999, plaintiffs filed a Summary Notice of Pendency of Class Action advising class members of the pendency of the litigation. Plaintiffs filed a proposed Order Approving Class Notices on November 5, 1999. The proposed Order has not yet been signed by the Court.

         On October 6, 1998, Advanced Interactive, Inc. filed a complaint in U.S. District Court for the Northern District of Illinois, Eastern Division, against ICT and the following companies: Matsushita Electric Corporation, Matsushita Electric Industrial Co., Ltd., Sharp Electronics Corp., Sharp Corp., Thomson Consumer Electronics, Toshiba Consumer Products, Inc., Toshiba America, Inc., Toshiba Corporation, General Instruments Corp., Scientific Atlanta, Inc., ATI Technologies, Inc., ADS Technologies Inc., Gateway 2000, Inc., STB Systems, Inc., Hauppauge Computer Works, Inc., WebTV Networks, Inc. and WorldGate Communications, Inc. (collectively the "Advanced Interactive Defendants"). Advanced Interactive alleges that ICT infringed two claims of one of its patents by manufacturing, using and/or selling or offering to sell "Sourceware(TM) and ChannelLink(TM)". The same allegation is made against each Advanced Interactive Defendant for its particular product or service. The Plaintiff seeks damages, but makes no claims against the patents of ICT or any other Advanced Interactive Defendant. ICT, and each of the Defendants, have filed an Answer and have collectively joined the Motion for Partial Summary Judgment submitted by Matsushita Electric Corporation of America, Sharp

Electronics Corp., Sharp Corp. and the Toshiba Defendants. On May 12, 1999 the court denied Advanced Interactive's Motion for Summary Judgement of Infringement. The court has not yet considered the Advanced Interactive Defendant's collective Motion for Partial Summary Judgment. The Company believes this case is totally without merit and intends to vigorously defend itself.

         On August 3, 1999, the Company announced that it had filed an action in the District Court of Dallas County, Texas against TV Guide, Inc. for breach of a Non-Disclosure Agreement entered into in September 1998. The petition sought damages of approximately $60 million representing the decline in share value caused by improper statements made by TV Guide and an injunction precluding TV Guide from any further violations of the Non-Disclosure Agreement. The parties entered into a settlement agreement and release on August 31, 1999 pursuant to which TV Guide affirmed and agreed to honor the terms of the Non-Disclosure Agreement.

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

Item 2 - Changes in Securities and Use of Proceeds  - not applicable

Item 3 - Defaults Upon Senior Securities - not applicable

Item 4 - Submission of Matters to a Vote of Security Holders - not applicable

Item 5 - Other Information

         As part of the Company's review of its booking performance against customer sales guarantees, the Company anticipates a shortfall on several contracts. In connection with these guarantees, the Company has recorded a $0.2 million expense in the third quarter for total expense of $1.6 million for the nine months ended September 30, 1999.

         The Company has employment agreements with two executives. The agreements provide that the Company will pay a base salary amount and grant stock options over a set term to the employees. In the event of a termination without cause, the Company remains obligated to make certain payments as defined in the agreements. One contract terminates in 2001 and the other in 2002.

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

         Pursuant to the terms of a Common Stock and Warrants Purchase Agreement (the "Purchase Agreement"), upon the formation of Newco, Insight will acquire 842,105 shares of common stock of the Company, representing approximately 6% of the issued and outstanding stock of the Company, for a purchase price of $12 million in cash ($14.25 per share). The Company will also issue to Insight five-year warrants to acquire up to an additional 4,596,786 shares of the Company's common stock at an exercise price of $20.00 per share, representing, together with the above-mentioned 842,105 shares of common stock, approximately 20% of the Company's fully diluted equity. The Purchase Agreement contains provisions to protect Insight's interest in the Company, including preemptive rights and board representation. Initially, upon the closing of the transaction, the Company's board of directors would consist of seven members, three of whom would be designated by Insight.

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

         Upon the completion of the transaction with Insight substantially on the terms set forth in this Form 10-Q, the Company's business will be subject to additional risks, including the dilutive effect of shares and warrants to be issued to Insight and the ability of Newco to obtain distribution and negotiate licensing arrangements for the Interactive Channel.

         The consummation of the transaction will be subject to the approval of the transaction from the Company's common stockholders, as well as from the holders of its long-term debt and preferred stock and, any potentially required clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Company obtained approval of the Bondholders and Preferred Stockholders on October 25, 1999. The Company give no assurances that the remaining conditions will be met and accordingly, that will consummate a transaction with Insight on the terms contained in this Form 10-Q, or at all.

Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 27 - Financial Data Schedule


         (b)  Reports on Form 8-K during the three months ended
              September 30, 1999.

              None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SOURCE MEDIA, INC.
                                      (Registrant)

  Date: November 15, 1999       By:   /s/ PAUL TIGH
        -----------------             ------------------------------------------
                                      Paul Tigh
                                      Chief Financial Officer and Treasurer
                                      (Principal Financial Officer and
                                      Duly Authorized Officer)

                                 EXHIBIT INDEX


EXHIBIT
NO.            DESCRIPTION
-------        -----------
27             Financial Data Schedule
