Form 10-K
period 1999-12-31
SOURCE MEDIA INC
filed 2000-03-30
CIK 900029

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Aggregate market value of Common Stock held by non-affiliates as of March 24, 2000: $241,812,014.

    Number of shares of Common Stock outstanding as of March 24, 2000:
16,188,252.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:


    Proxy statement for the 2000 annual meeting of stockholders-- Part III

    Unless the context otherwise requires, all references to "we", "us" or "our" include Source Media, Inc., its wholly-owned operating subsidiaries and SourceSuite LLC, a 50/50 joint venture with Insight Interactive LLC ("Insight Interactive"), a subsidiary of Insight Communications Company, Inc.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         We provide streaming media content and sell interactive advertising that can be accessed over the telephone and the Internet. We also own a 50% interest in SourceSuite LLC, a joint venture we manage, which provides interactive cable television programming services, including a fully interactive program guide, known as SourceGuide(TM), and an information and entertainment service, known as LocalSource(TM). We categorize these operations as our IT Network business and our Interactive TV business.

         We have experienced significant changes in our Interactive TV business since the beginning of 1999. In November 1999 we contributed this business to a 50/50 joint venture with Insight Interactive. Insight Interactive contributed $13 million of equity financing to the joint venture and purchased 842,105 shares of our common stock for $12 million ($14.25 per share) and warrants to purchase 4,596,786 additional shares of our common stock at $20 per share. On March 3, 2000, we and Insight Interactive sold our interests in the joint venture to Liberate Technologies ("Liberate") in exchange for the issuance to each of us and Insight Interactive of 886,000 shares of Liberate common stock. Prior to the completion of the sale, the joint venture transferred to a new joint venture with Insight Interactive, now called SourceSuite, its assets and properties not related to the VirtualModem(TM) products and associated businesses. The interests in this new joint venture were distributed to us and Insight Interactive, so that each became a 50% owner of SourceSuite. Liberate thus acquired all patents and intellectual property related to the Virtual Modem(TM) products and businesses and granted SourceSuite an exclusive license to use the patents necessary to its business. SourceSuite's business is interactive television programming and services, including SourceGuide(TM) and LocalSource(TM).

         These transactions are described in more detail below under "Organizational History."

         We are a Delaware corporation formed in 1993. Our principal offices are located at 5400 LBJ Freeway, Dallas, Texas 75240 and our telephone number is
(972)701-5400.

INTERACTIVE TV

        We designed and, prior to entering into our joint venture with Insight Interactive, were engaged in the development of VirtualModem(TM) and Interactive TV products and services. SourceSuite, under our management, continues to develop and deploy the interactive program guide, SourceGuide(TM), the interactive programming service, LocalSource(TM), and other interactive television products.

o SourceGuide(TM). SourceSuite's interactive program guide provides viewers with a navigational tool for all of the cable operators' digital offerings. The program guide presents content as video, audio and data and can include information or advertising related to particular programming. By allowing viewers to access program guide screens and to search by channel or time of program schedules, SourceGuide(TM) lets viewers navigate and tune or link to broadcast and cable channels.

o LocalSource(TM). LocalSource(TM) delivers interactive programming that is both informative and entertaining and provides extensive communications tools to support interaction between customers, advertisers, sponsors, merchants and direct marketers. LocalSource(TM) is currently offered as a suite of four services:

         o "Your Community Today" which provides both current local and national information and web-links on topics such as news, weather, sports, business, horoscopes, soap operas and lotteries;

         o LocalGuide, a source for current community information such as a Dining Guide, Cinema Guide, Events Guide, Kidzone and Games;

         o My Neighborhood, providing information on local topics such as schools, religion, town hall and transportation; and

         o QuickSource, an on-demand library of useful facts on a range of subjects from health to legal to car care or insurance.

o Other products. Other applications that are under development include CableMail(TM) and SourceNet(TM). CableMail(TM) will allow customers to have e-mail accounts accessible from their television sets and SourceNet(TM) will provide Internet access through the set-top box and the television set. We cannot now predict when these products will become commercially available.

Technology

          SourceGuide(TM) utilizes proprietary technology developed by our subsidiary, Interactive Channel Technologies Inc. ("ICTI"), which developed a server-based software platform called VirtualModem(TM). We transferred our patents and other rights to the VirtualModem(TM) technology to SourceSuite in November 1999. This technology, among other things, was sold to Liberate in March 2000 and Liberate granted SourceSuite an exclusive license to use this technology as it relates to SourceSuite's business. Liberate also agreed to develop certain software included in the SourceGuide(TM) interactive programming technology and related implementing technologies for SourceSuite. VirtualModem(TM) allows LocalSource(TM) to provide real-time two-way interactive content to cable subscribers.

         Liberate is a leading provider of a comprehensive software platform for delivering Internet-enhanced content and applications to information appliances, such as television set-top boxes, game consoles, smart phones and personal digital assistants. Its software allows network operators, such as telecommunications companies, cable and satellite television operators and Internet service providers, or ISPs, and information appliance manufacturers to provide consumers access to Internet-based applications and services.

Distribution

          In order to offer Interactive TV in a particular market, SourceSuite must negotiate a carriage or affiliation agreement with the cable operator serving the market. These agreements authorize the cable operator to sell and promote Interactive TV and contain terms and conditions regarding pricing, revenue sharing and joint marketing arrangements. SourceSuite currently has a letter of intent with Insight Communications Company, Inc., the eighth largest cable television system operator in the United States based on customers served after giving effect to recently announced industry acquisitions. Under the terms of this arrangement, Insight Communications began introducing its subscribers to various SourceSuite interactive programming services beginning in the first quarter of 1999. Insight Communications agreed to pay SourceSuite a service license fee based on the number of subscribers receiving our programming, beginning July 2000. SourceSuite agreed to share with Insight Communications a percentage of its advertising and other revenues from Interactive TV generated through Insight Communications' cable systems.

         We do not currently have carriage or affiliation agreements with any other cable operator.

         In connection with the sale of the VirtualModem(TM) business to Liberate, SourceSuite entered into a preferred content provider agreement with Liberate. This agreement provides that Liberate will use commercially reasonable efforts to introduce SourceSuite's products to Liberate's cable operator customers who are interested in deploying VirtualModem(TM) products. This agreement also provides that Liberate will offer pricing incentives to its cable operator customers that employ the VirtualModem(TM) products and also select SourceSuite's interactive program guide or local content services. Also under the terms of this agreement, Liberate will receive a portion of the revenues generated by cable subscribers who use SourceSuite's products on the VirtualModem(TM) platform.

Competition

         We believe that for the foreseeable future, consumer access to interactive television will generally be through telephone lines, cable television systems and satellite systems. We believe that there are companies offering similar services and alternative technologies. Some of these services are directly competitive while others may prove to be complementary to our products and services. Regardless, this is an industry of rapid technological change, and new competitors can be expected.

         WebTV, which is owned by Microsoft Corporation, offers Internet access to the television over telephone lines using a separate set-top device. Roadrunner and Excite@Home offer Internet services through the cable system to household personal computers; Excite@Home has announced its intention to provide its service to the television using a more advanced digital set-top box. Wink TV provides a silent text overlay (with some graphics) displayed when a consumer presses a button on a remote control. WorldGate Communications has announced a product that can deliver Internet access over cable systems to the television. The concept WorldGate Communications has announced is the subject of patent infringement litigation initiated by us and assumed by Liberate. GTE MainStreet is an interactive navigational system being commercially deployed in Clearwater, Florida and Ventura, California and offers interactive programming over cable television systems. Wink TV is available to the consumer without the purchase of additional equipment. WorldGate Communications and GTE MainStreet currently require additional analog hardware although they have announced their intent to provide digital services. There are also other companies providing Internet access to the television, either through high-speed cable modems or satellites. These companies compete with us for consumers seeking an interactive television experience.

         To the extent that one or more competitors is successful in developing an interactive television service, we could be materially adversely affected. We compete with other potential interactive television service providers, as well as other sources of programming, to establish relationships with cable television system operators. Microsoft Corporation, the owner of WebTV, has invested in Comcast, Inc., one of the largest cable television system operators. In addition, the interactive television industry and Interactive TV face competition for consumer usage from personal computer services and other companies offering television access to the Internet.

         Our interactive program guide competes with other sources of information regarding program schedules and subject matter. The largest program guide is TV Guide, which distributes TV Guide magazine to households and newsstands and provides customized monthly program guides for cable and satellite operators. DIVA Systems Corporation's video-on-demand service includes a program guide. Program schedule information is also available through newspapers and other sources. We believe that SourceGuide(TM) can provide more useful information to viewers and offers a superior method of satisfying viewer demand for program information.

IT NETWORK

         Through our IT Network business, we sell interactive advertising promoted by print media, such as yellow page directories and newspapers, and provide unbranded audio programming and streaming media content. Our products and services are distributed through our "Publisher Partners", which include over 345 Yellow Page directories, with a distribution of over 100 million copies, 150 daily newspapers, with aggregate circulation of over 20 million, and over 60 Internet markets. These products and services are available in over 150 dominant market areas (DMAs) across North America, Hawaii and the Caribbean.

         Significant Yellow Page Publisher Partners include Ameritech, Bell Atlantic, BellSouth, GTE, Pacific Bell, Southern New England Telephone and Southwestern Bell. Our major newspaper Publisher Partners include The Washington Post, The Houston Chronicle, The Austin American Statesman, The Arizona Republic, The Fort Worth Star-Telegram and The San Francisco Chronicle. We and our Publisher Partners' voice information systems enable callers to navigate to specific topics by entering a four digit code and often allow consumers to talk directly to an advertiser at the push of a button.

Products and Services

         Interactive Advertising Sales and Sales Agency Services. We sell interactive advertising promoted by print advertisements distributed by our Publisher Partners. This advertising directs consumers to interactive information that can be accessed over the telephone and the Internet. In the agreements with our Publisher Partners, we may purchase pages and retain the related advertising revenue, or we may act as a sales agency and sell advertising on behalf of the Publisher Partner in a revenue sharing arrangement. In revenue sharing arrangements, the amount we retain depends on the level of advertiser management, system management and information content services provided to the Publisher Partner and the amount charged for services.

         Streaming Media Content. We offer more than 15,000 unbranded streaming audio information programs for delivery across all platforms. The streaming audio information is comprised of a variety of dynamic audio programs and consumer information services. Dynamic audio programs include news, weather, sports, horoscopes, soap opera updates, lottery results and other entertainment features, which are updated as appropriate. Our consumer information services provide local consumers with advice and information on a wide array of topics that include health, law, finance and home repair. Advertising customers subscribing to these audio information services pay us an annual fee. All content is provided unbranded so it appears to originate from a customer's web site and can be incorporated into their overall on-line offering. The complete content offering has been subdivided into 17 vertical content channels: News, Sports, Financial, Entertainment, Canadian, Text, Health, Legal, Auto, Lifestyle, Outdoor Recreation, Home, Technology, Women's, Spanish-Language, Employment, and Personal Finance.

         LocalSource(TM). The LocalSource(TM) product sold through our IT Network business is one of the largest locally-focused Internet-based services, delivering locally relevant news, business services, community resources, entertainment and commerce to 66 cities. The product provides local businesses, professionals and merchants with print Yellow Page advertising, audio sponsorship messages of information content, sponsorships of Internet streaming media and textual content on the LocalSource(TM) web site, and the right to license the web address and telephone number in other media which they may purchase from us separately or in bundled combinations. Customers may also purchase sponsorship advertising for categories of LocalSource(TM) content. The LocalSource(TM) product sold through out IT Network business is delivered via satellite or via the Internet. In contrast, the LocalSource(TM) product sold through our Interactive TV Business is more graphically oriented and is delivered through digital television systems.

         Newspaper Products. We are the largest producer of interactive audiotex content for newspapers. We produce up to 1,000 daily reports, which are transmitted via satellite to our newspaper clients, which the newspapers then offer to their readers at no charge. Pursuant to our agreements with newspaper Publisher Partners, we provide audio programming to newspaper publishers for a license and distribution fee. The fee is determined by the amount and type of content purchased, the size of the market and the circulation of the newspaper.

         Other Services. We provide other services including advertiser management and system management. The advertiser management service provides advertising clients with call and web site statistics and updates for their voice information advertisements on a regular basis. The systems management service provides technical support and maintenance of voice information systems for many of our Publisher Partners.

Distribution

         We distribute our products through print media (yellow pages, newspapers), telephone-based voice systems, and the Internet in accordance with separate agreements with each of our advertiser clients. The agreements provide for the payment to us of specified fees for advertising, advertising services and content.

         We receive monthly fees from Publisher Partners for system management services which may be performed remotely at our facility or at the Publisher Partners' site.

Technology and Programming

         News, sports, entertainment, other content and advertiser messages are edited and produced in our studios. Copywriters prepare written scripts from information obtained under contract from various news-gathering services. The written scripts are then used to produce voice recordings with mixed background music. The finished audio recording is loaded into a central computer system and transmitted to local voice information systems through a wide-area network that connects individual computer systems in each of the local markets with our central administration facility in Irving, Texas. Information may be transmitted over our digital satellite network, over land lines or via the Internet. Multiple telephone lines are connected to each system to process local incoming calls. There is no charge to the caller. The finished audio product is also distributed to World Wide Web sites using streaming technology.

Competition

         We are aware of other companies currently offering some of the information services provided by our IT Network business. Consumers can call a variety of "900" services for information provided by, among others, AT&T, GTE, MCI and certain major newspaper publishers. Callers are generally charged for calls to these "900" services. In most of our markets, we are aware of a number of companies, including local newspapers and radio stations, that provide certain free, on-demand telephone programming similar to that offered by us. Competitors, such as Associated Press, Interactive Media Services, Inc., Interactive Information Services, L.L.C. and Interactive Communications Inc. (a subsidiary of Century Telephone Enterprises), offer services similar to those we offer.

These competitors may use Yellow Pages directories, newspapers, mailers or other print media to distribute and promote their programming services. In addition to these providers of on-demand telephone services, potential competitors include any streaming media content provider, newspaper or telephone company.

EMPLOYEES

         As of March 15, 2000, we had a total of 219 full and part-time employees. None of our employees are subject to a collective bargaining agreement. We have experienced no work stoppages and we believe that we have good relations with our employees.

REGULATORY MATTERS

         The telecommunications and cable television industries are subject to extensive regulation by federal, state and local government agencies. Existing regulations were substantially affected by the passage of the Telecommunications Act of 1996. This legislation was implemented in administrative proceedings conducted by the Federal Communications Commission and state regulatory agencies.

         Most current regulatory and legislative activity addresses how telephone companies and cable television companies may enter new lines of business, the manner in which they can participate in new lines of business and the rates they can charge consumers. Local exchange carriers, including the Regional Bell Operating Companies ("RBOCs"), will be facing more serious competition and will be able to enter new markets. Cable television companies are now also in their current markets permitted to provide telephone service. The federal and state administrative proceedings may also affect the nature and extent of competition that will be encountered by us.

         The on-line information and services industry is evolving and will be affected in the future by laws, regulations and policies adopted at the federal, state and local levels of government. There are many laws, regulations and policies, both existing and proposed, at all levels of government that may impact, in varying degrees, the manner in which we market and deliver our products and services. Neither the outcome of these proposals, nor their impact on the on-line information and services industry in general, or on us in particular, can be predicted at this time.

FORWARD LOOKING INFORMATION AND RISK FACTORS

         We or our representatives from time to time may make, or may have made, certain forward-looking statements, whether orally or in writing, including, without limitation, any such statements made, or to be made, under Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and other information contained in our various filings with the Securities and Exchange Commission. We wish to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the "safe harbor" established in the Private Securities Litigation Reform Act of 1995. Accordingly, such statements are qualified in their entirety by reference to, and are accompanied by, the following discussion of certain important factors that could cause actual results to differ materially from those projected in such forward-looking statements.

         We caution you that this list of factors does not describe all of the risks of an investment in our common stock. We operate in a rapidly changing business environment, and new risk factors continually emerge. We cannot predict every risk factor, nor can we assess the impact of all these risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those projected in any forward-looking statements. Accordingly, you should not rely upon forward-looking statements as a prediction of our actual results.

OUR HIGH DEGREE OF LEVERAGE COULD HAVE CERTAIN NEGATIVE CONSEQUENCES ON OUR OPERATIONS AND FINANCIAL CONDITION

         We are highly leveraged and substantially all of our assets are subject to security interests securing our 12% Senior Secured Notes due 2004 ("Notes"). As of December 31, 1999, we had outstanding approximately $96.3 million principal amount of Notes and shares of 13 1/2% Senior PIK Preferred Stock ("Preferred Stock") with a stated value of $26.1 million due in 2007.

         Our high degree of leverage could have certain negative consequences, including:

         o A substantial portion of our cash flow will be required for the payment of principal and interest on our Notes and will not be available for other purposes;

         o Our ability to obtain additional financing for capital expenditures, acquisitions, working capital or other purposes may be impaired;

         o We may be more leveraged than some of our competitors and this may place us at a competitive disadvantage; and

         o Our high degree of leverage reduces our flexibility in responding to changes in economic conditions, including increased competition and demand for new products and services.

         In addition, the indenture governing the Notes and the certificate of designation relating to the Preferred Stock impose significant financial and operating restrictions on us.

WE MAY NOT BE ABLE TO GENERATE ENOUGH CASH TO SERVICE OUR DEBT

         Our ability to meet our payment obligations with respect to the Notes and our other indebtedness will depend on our ability to generate substantial cash flow in the future. This, to a certain extent, is subject to general financial, economic, competitive, legislative, regulatory and other factors that are beyond our control. Accordingly, we cannot assure you that our business will generate sufficient cash flow to service our debt.

         If we are unable to generate sufficient cash flow from operations or otherwise satisfy our obligations on our Notes and other indebtedness, we may be required to refinance all or a portion of these obligations or sell some of our assets. We expect that any payment of the principal on any of our Notes or other indebtedness may have to be refinanced, including the possibility that this financing may occur by selling some of our assets. However, the indenture governing the Notes restricts our ability to incur additional indebtedness and to sell assets. Additionally, we may not be able to refinance or sell assets on acceptable terms when needed. On March 3, 2000, we received 886,000 shares of Liberate common stock with a fair market value of approximately $87.4 million, based on the closing price of Liberate common stock on that date of $98.6875 per share. We believe that the value received from the sale of the stock should enable us to meet interest payments for the remaining life of the Notes.

WE MAY NEED ADDITIONAL FINANCING

         We will require additional financing to repay or otherwise retire our Notes and to redeem our Preferred Stock. The Notes mature October 31, 2004 and the Preferred Stock must be redeemed on November 1, 2007. We cannot be certain that any additional financing required will be available at the time or times needed, or available on terms acceptable to us.

WE MAY HAVE INSUFFICIENT COLLATERAL TO REPAY OUR NOTES

         If an event of default under the indenture governing the Notes occurs, the collateral may not be sufficient to repay our Notes in full. Although the collateral consists of substantially all of our assets, most of the assets consist of cash, investments, goodwill, other intangibles and accounts receivable. As of December 31, 1999, the tangible assets (excluding cash, investments and receivables) included in the collateral had a net book value of approximately $3.5 million, and consisted primarily of computer and other equipment. On March 3, 2000, we received 886,000 shares of Liberate common stock with a fair market value of approximately $87.4 million, based on the closing price of Liberate common stock on that date of $98.6875 per share.

A CHANGE OF CONTROL WOULD REQUIRE US TO OFFER TO REPURCHASE OUR NOTES AND PREFERRED STOCK, FOR WHICH WE MAY NOT HAVE SUFFICIENT FUNDS

         If a change of control occurs, we must offer to repurchase our Notes at 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase, and our Preferred Stock at 101% of the liquidation preference, plus accumulated and unpaid dividends. We cannot be certain that we will have sufficient funds to make any required repurchase. If we do not have sufficient available funds to pay for our Notes tendered for repurchase, an event of default will occur under the indenture. If an event of default occurs, it will cause an accelerated maturity of our Notes, unless waived by the holders of our Notes. If we are required to offer to repurchase our Preferred Stock and we do not have sufficient available funds, the holders of our Preferred Stock will have the right to elect two directors.

WE HAVE A HISTORY OF OPERATING AND NET LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE

         We have reported both an operating loss and a net loss in each year since our inception, including an operating loss of $25.0 million and a net loss attributable to common stockholders of $40.0 million in the year ended December 31, 1999. We expect to incur operating losses at least through 2000 and may incur operating losses thereafter.

THE FAILURE OF CABLE SYSTEM OPERATORS TO PROVIDE US ACCESS TO CHANNELS WOULD RESULT IN OUR BEING UNABLE TO SUCCESSFULLY MARKET AND SELL OUR PROGRAMMING SERVICES

         Our ability to offer our programming services on any cable television system depends on obtaining a satisfactory agreement from cable operators. Intense competition exists among suppliers of programming for access to channels. We cannot be certain that we will enter into any carriage agreements. Even if carriage agreements are entered into, there is no assurance that our programming services will be distributed as a result of such agreements. Currently, we have a letter of intent with Insight Communications.

THE MARKET FOR INTERACTIVE TELEVISION IS UNCERTAIN AND CONSUMERS MAY NOT CHOOSE OUR PROGRAMMING SERVICES

         Interactive television is a new and emerging business. There is no assurance that a significant market for interactive television will develop or that cable subscribers will use the television as a source of interactive information and services. In addition, our programming services will be competing with other interactive programming guides and with other interactive information and entertainment sources. This competition includes services offering access to the Internet through the television. There is no assurance that our programming services will prove more desirable than these competing services. If our programming services do not achieve market acceptance, we will be unable to implement our business strategy and our business will be adversely affected.

OUR FAILURE TO ATTRACT AND RETAIN HIGH-QUALITY, INDEPENDENT PROGRAMMING SOURCES COULD INCREASE OUR COSTS AND ADVERSELY AFFECT OUR BUSINESS

         If we obtain distribution for our programming services, our success will be highly dependent on the availability of high-quality programming applications. We depend on independent information sources, such as third-party suppliers, local media, retailers and information service providers, to create, produce and update such programming at no, or minimal, cost to us. There is no assurance that we will succeed in attracting and retaining these independent programming sources. If independent information sources do not develop high quality, up-to-date programming applications capable of being delivered on our programming services and that appeal to subscribers, or if suppliers are unwilling to provide these applications to us on favorable terms, we will have to increase the extent to which we supplement the independent programming services with our internal programming. This will increase our operating costs.

FAILURE TO MAKE NECESSARY TECHNICAL DEVELOPMENTS WILL INCREASE OUR COSTS OF PROVIDING PROGRAMMING

         Further technical development of network operating centers is needed to enable us to economically deploy Interactive TV to multiple cable television systems. There are no assurances that the necessary technology will be completed, or if it is, that it will be completed on schedule or on budget.

A DELAY IN THE ROLL-OUT OF DIGITAL SET-TOP BOXES COULD ADVERSELY AFFECT OUR ABILITY TO PROVIDE OUR PROGRAMMING SERVICES

         Expansion of our Interactive TV business is dependent upon the incorporation of our technology into digital set-top boxes or the development of technology that would enable us to access other digital set-top boxes, the widespread distribution of such digital set-top boxes and the upgrading of cable infrastructure to two-way, digital capabilities. If cable companies delay conversion of their systems to digital set-top boxes, limit the number of digital set-top boxes distributed or fail to upgrade their cable infrastructures, our business plan would be adversely affected.

OUR BUSINESS IS HIGHLY COMPETITIVE AND WE CANNOT GIVE ASSURANCES THAT WE WILL BE ABLE TO COMPETE EFFECTIVELY

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

         Certain RBOCs have provided consumers with voice information services in the past. There is no assurance that RBOCs will not provide such services again in the future. If one or more RBOCs begin providing such services, the resulting competition may have a material adverse effect on our financial condition and performance. In addition, certain former employees of a division of Brite Voice Systems, Inc., acquired by us in October 1997 (some of whom are also former employees of ours), operate a competing business.

RAPID TECHNOLOGICAL ADVANCES COULD RENDER OUR PRODUCTS AND TECHNOLOGIES OBSOLETE OR NON-COMPETITIVE

         The on-line information and services industry is experiencing rapid change. Products or technologies developed by others could render obsolete or otherwise significantly diminish the value of our products or technologies. Our future performance depends substantially on our ability to respond to competitive developments, upgrade our programming, commercialize products and services incorporating upgraded programming, and adapt our operational and financial control systems as necessary to respond to continuing changes in our businesses. We cannot be certain that we will be successful in these efforts.

OUR SHAREHOLDER RIGHTS PLAN COULD DISCOURAGE A STRATEGIC TRANSACTION INVOLVING OUR COMPANY WHICH COULD BENEFIT OUR SHAREHOLDERS

         In April 1998, we adopted a shareholder rights plan and declared a dividend distribution of one common share purchase right on each outstanding share of our common stock. Our shareholder rights plan has certain anti-takeover effects. Generally, if a person or group acquires 15% or more of our common stock, the rights will entitle shareholders other than the acquirer to purchase shares of the common stock (or, in certain circumstances, cash, other property or other securities) at half price. If, after the acquisition by a person or group of 15% or more of our common stock, we sell more than 50% of our assets or earning power or we are acquired in a merger or other business combination transaction, the acquirer must assume the obligations under the shareholder rights plan and the rights become exercisable to acquire the shares of stock of the acquirer at the discounted price. This plan expires no later than May 7, 2008. The shareholder rights plan could delay or make difficult a merger, tender offer or proxy contest involving us.

OUR STOCK PRICE IS VOLATILE

         Our common stock price can be extremely volatile and has experienced substantial and sudden fluctuations. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

         o        variations in our operating results;


         o differences between our results of operations and analysts' estimates;


         o announcements by us or our competitors of technological innovations or new products and services;


         o        the announcement of the results of existing or new litigation;
                  and


         o        general economic and market conditions.

FUTURE STOCK SALES COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK

         Sale of a substantial number of shares of our common stock in the public market could negatively impact the market price for our common stock. All shares of our common stock currently outstanding are freely tradable without restriction by persons other than our "affiliates" except for the shares issued to Insight Interactive in November 1999. In addition, as of March 24, 2000 there were options, warrants and exchange rights outstanding entitling such holders to acquire approximately 11.4 million shares of our common stock.

THE LOSS OF OUR KEY MANAGEMENT COULD RESULT IN AN ADVERSE EFFECT ON OUR BUSINESS

         The success of our business depends, to a large extent, on the services of certain executive officers and other key personnel, the loss of any one of whom could be detrimental to our success. In addition, for us to implement our strategy and continue our development and growth, it will be necessary to attract and retain qualified personnel in all areas.

OUR BUSINESS HAS BEEN AND CONTINUES TO BE SUBJECT TO EXTENSIVE GOVERNMENTAL LEGISLATION AND REGULATION AND CHANGES IN THIS LEGISLATION AND REGULATION COULD ADVERSELY AFFECT OUR BUSINESS

         Current and future government regulation may have an impact on our business. The telecommunications and cable television industries are heavily regulated by federal, state and local governmental agencies. Existing regulations were substantially affected by the passage of the Telecommunications Act of 1996, which allows both cable television companies and telephone companies to enter and participate in new lines of business. This introduced the possibility of new, non-traditional competition for both cable television and telephone companies and may result in greater competition for us. The outcome of federal and state administrative proceedings may also affect the nature and extent of competition that we will encounter. In addition, future regulations may prevent us from realizing sales of database information about consumers obtained by us from our television and telephone businesses. These competitive developments, as well as other regulatory requirements relating to privacy issues, may have an adverse effect on our business.

ORGANIZATIONAL HISTORY

         For financial reporting purposes, we operate in two business segments:
IT Network and Interactive TV. For information regarding revenues, operating results, identifiable assets and certain other information by business segment, see Note 15 - Segment Reporting, as presented in the Notes to Consolidated Financial Statements. Our operations are conducted through our wholly-owned subsidiaries, IT Network, Inc. ("IT Network"), Interactive Channel, Inc. ("Interactive Channel") and ICTI and through SourceSuite, our joint venture with Insight Interactive.

         SMI Holdings, Inc. ("SMI Holdings") was incorporated on July 19, 1988. On June 23, 1995, SMI Holdings merged with a wholly-owned subsidiary of HB Communications Acquisition Corp. ("HBAC"), a public company formed in Delaware in 1993 for the purpose of acquiring a company engaged in the communications industry, with SMI Holdings surviving as a wholly-owned subsidiary of HBAC. In connection with the merger, HBAC changed its name to Source Media, Inc., and the outstanding common stock and preferred stock of SMI Holdings were converted into common stock of Source Media. On January 14, 1997, we acquired all of the outstanding shares of ICTI that we did not already own in exchange for 1,390,000 shares of our common stock, making ICTI our wholly-owned subsidiary. On October 30, 1997, we purchased certain of the electronic publishing assets of Brite Voice Systems, Inc. ("Brite") for $35.6 million and certain of the assets of Voice News Network ("VNN"), a unit of Tribune Company, for $9.0 million. In October 1997, SMI Holdings formed IT Network and Interactive Channel as wholly-owned operating subsidiaries.

         On November 17, 1999, we conveyed certain assets related to the VirtualModem(TM) and Interactive Channel products and businesses to a 50/50 joint venture with Insight Interactive. Insight Interactive contributed $13 million in cash to the joint venture. Insight Interactive also acquired 842,105 shares of our common stock, representing approximately 6% of our issued and outstanding stock, for a purchase price of $12 million in cash. We also issued to Insight Interactive five-year warrants to acquire up to 4,596,786 shares of our common stock at an exercise price of $20.00 per share. In addition, we issued to Insight Interactive one share of our non-participating preferred stock, which entitles Insight Interactive to appoint up to three members to our Board of Directors.

         On March 3, 2000 we and Insight Interactive sold our respective interests in the original joint venture to Liberate in exchange for the issuance to each of Insight Interactive and us of 886,000 shares of common stock in Liberate. A new 50/50 joint venture between us and Insight Interactive retained the interactive programming guide and Local Source related content business. We act as manager of the new joint venture which carries out the Interactive TV business. After the completion of the sale to Liberate, the original joint venture changed its name from SourceSuite LLC to Liberate Technologies LLC and the new joint venture changed its name from SourceSuite Acquisition LLC to SourceSuite LLC.

ITEM 2.  PROPERTIES

    We lease approximately 13,108 square feet of office space at 5400 LBJ Freeway in Dallas, Texas for our corporate offices and for our Interactive TV business. This lease expires in September 2001. We also sublease from GTE Directories Corporation approximately 17,800 square feet of office space at 5601 Executive Drive, Irving, Texas where our IT Network business is headquartered. This sublease expires in September 2000. We also have offices in major DMAs where we maintain the voice response system that supports our voice information services. We maintain five regional sales offices across the country from which our sales force is based. These offices operate under various leases which expire through March 2001. We believe that our existing facilities are suitable to meet our requirements for the immediate future but will evaluate facilities to accommodate our growth as necessary. Substantially all of our assets are subject to a security interest granted in connection with the issuance of the Notes.

ITEM 3. LEGAL PROCEEDINGS

         On May 11, 1998, ICTI and SMI Holdings filed a patent infringement suit against WorldGate Communications, Inc. in federal district court in Delaware. In June 1998, WorldGate filed a counterclaim against the plaintiffs and Source Media for, among other things, unfair competition, interference with contract and trade secret misappropriation. The counterclaim defendants denied the allegations in the counterclaim. The relevant patents and this litigation were assumed by Liberate as part of the sale of our Virtual Modem business, described above under "Business - Organizational History". Liberate agreed to defend us against WorldGate's counterclaims.

         On August 21, 1998, the first of fourteen class action complaints were filed against us and certain of our present and former officers and directors in the United States District Court for the Northern District of Texas asserting violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10-b5 promulgated thereunder. The fourteen complaints were consolidated into the first filed case on October 9, 1998. The plaintiffs sought damages in an unspecified amount. On November 12, 1999, the Court set a series of deadlines for the disposition of the case, ending with the trial set for October 2, 2000. We believe this case is totally without merit and we intend to vigorously defend ourselves and our officers and directors. On October 27, 1999, plaintiffs filed a Summary Notice of Pendency of Class Action advising class members of pendency of the litigation. Plaintiffs filed a proposed Order Approving Class Notices on November 5, 1999. The proposed Order was signed by the Court on November 12, 1999. Thereafter, class notice was issued by plaintiffs.

         On October 6, 1998, Advanced Interactive, Inc. filed a complaint in U.S. District Court for the Northern District of Illinois, Eastern Division, against ICTI and the following companies: Matsushita Electric Corporation, Matsushita Electric Industrial Co., Ltd., Sharp Electronics Corp., Sharp Corp., Thomson Consumer Electronics, Toshiba Consumer Products, Inc., Toshiba American, Inc., Toshiba Corporation, General Instruments Corp., Scientific Atlanta, Inc., ATI Technologies, Inc., ADS Technologies Inc., Gateway 2000, Inc., STB Systems, Inc., Hauppauge Computer Works, Inc., WebTV Networks, Inc. and WorldGate Communications, Inc. (collectively the "Defendants"). Advanced Interactive alleges that ICTI infringed two claims of one of its patents by manufacturing, using and/or selling or offering to sell "Sourceware(TM)ChannelLink(TM)". The same allegation is made against each Defendant for its particular product or service. The Plaintiff seeks damages, but makes no claims against the patents of ICTI or any other Defendant. ICTI, and each of the Defendants, have filed an Answer and have collectively joined the Motion for Partial Summary Judgment submitted by Matsushita Electric Corporation of America, Sharp Electronics Corp., Sharp Corp. and the Toshiba Defendants. On May 12, 1999 the court denied Advanced Interactive's Motion for summary Judgement of Infringement. On

February 17, 2000, the court granted the Defendants' collective Motion for Partial Summary Judgment on patent claims interpretation. This case was transferred to our original joint venture with Insight Interactive and subsequently became the responsibility of SourceSuite on March 3, 2000. We believe this case is totally without merit and we intend to vigorously defend ourselves.

         In addition, we are aware of certain claims against us that have not developed into litigation, or if they have, are dormant, and in any case are not expected to have a material adverse affect on our business or financial condition. Further, we are party to ordinary routine litigation, none of which is expected to have a material adverse effect on our business or its financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


         On November 17, 1999, we held our annual meeting of stockholders to (a) elect four directors to serve for a term of one year, (b) approve an amendment to our 1995 Performance Equity Plan, (c) approve our 1999 Stock Option Plan, (d) approve the transaction with Insight Interactive, including the approval of (i) the issuance of 842,105 shares of our common stock and the issuance of warrants to purchase up to an additional 4,596,786 shares of common stock, (ii) the amendment of our Certificate of Incorporation to authorize additional preferred stock and (iii) the amendment of the Certificate of Incorporation to create a class of non-voting common stock, and (e) ratify the appointment of Ernst & Young LLP as our independent auditors to serve until the 2000 annual meeting of stockholders.

         The following individuals were elected to serve as directors until the next annual meeting:

                                               Vote For    Vote Withheld
                                              ----------   -------------
James L. Greenwald                            11,371,249      292,974
Michael J. Marocco                            11,370,587      293,636
Stephen W. Palley                             11,371,137      293,086
Barry Rubenstein                              11,371,548      292,675

         The stockholders approved the proposed amendment to our 1995 Performance Equity Plan. The result of the vote was as follows: 7,156,373 votes were for the amendment, 1,328,108 votes were against the amendment and there were 3,179,742 abstentions and broker non-votes.

         The stockholders approved our 1999 Stock Option Plan. The result of the vote was as follows: 6,937,081 votes were in favor of the Plan, 1,518,868 votes were against the Plan and there were 3,208,274 abstentions and broker non-votes.

         The stockholders approved the proposed transaction with Insight Interactive. The result of the vote was as follows: 7,975,230 votes were in favor of the proposed transaction, 508,537 votes were against the proposed transaction and there were 3,180,456 abstentions and broker non-votes.

         The stockholders ratified the appointment of Ernst & Young LLP as our independent auditors to serve until the 2000 annual meeting of stockholders. The result of the vote was as follows: 11,550,127 votes were for the selection, 91,954 votes were against the selection and there were 22,142 abstentions and broker non-votes.

         On September 24, 1999, we solicited the consents of the holders of the Notes to amend the provisions of the indenture governing the Notes to allow the transaction with Insight Interactive. On the same date, we solicited the consents of the holders of the Preferred Stock to amend the provisions of the certificate of designation relating to the Preferred Stock to allow the transaction with Insight Interactive. Holders of $87,022,000 principal amount of the Notes, representing 87% of the Notes outstanding, gave their consent to the amendment of the indenture. Holders of 869,457 shares of Preferred Stock, representing 86% of the Preferred Stock outstanding, gave their consent to the amendment of the certificate of designation.


ITEM 4A. EXECUTIVE OFFICERS

    Information regarding our executive officers at March 24, 2000 is set forth below:

                 NAME            AGE       POSITION WITH THE COMPANY
         ---------------------   ---   ---------------------------------
         Stephen W. Palley       54    President, Chief Executive Officer and
                                       Director

         F. Paul Tigh            47    Chief Financial Officer and Treasurer

         Victoria Hamilton       46    Interim Chief Operating Officer

         Howard Gross            42    President and Chief Operating Officer,
                                       IT Network

          Stephen W. Palley has served as a director since June 1999 and joined us in April 1999 as our President and Chief Executive Officer. Mr. Palley was Chief Operating Officer of King World Productions, Inc. from 1986 to 1996. Mr. Palley's background includes entertainment and securities law. He is a member of the New York State Bar and the Museum of Radio and Television Council. Mr. Palley is a graduate of American University and the Columbia University School of Law.

          F. Paul Tigh has served as Chief Financial Officer and Treasurer since July 1998. Mr. Tigh joined us in April 1998 as Vice President and Corporate Controller. Prior to joining us, Mr. Tigh was Chief Financial Officer for Advanced Telemarketing Corporation beginning December 1995. His previous employment includes increasingly responsible positions with Scientific Atlanta, Inc., Allied Signal, Inc. and Bendix Corporation. Mr. Tigh is a graduate of Syracuse University and earned an MBA from the University of Notre Dame.

          Victoria Hamilton has served as a consultant to us beginning in January 1999 and as our Interim Chief Operating Officer since March 1999. From 1992 to 1999 she was at General American Investors, a closed end investment fund which trades on the New York Stock Exchange, becoming Chief Operating Officer in 1995. Prior to her seven years at General American Investors, Ms. Hamilton was in venture capital for a decade with SRK Management Company.

          Howard Gross joined us in June 1999 as President and Chief Operating Officer of our subsidiary, IT Network. Mr. Gross has worked in interactive media since 1987, when he became Vice President and General Manager of New Syndication Operations for Standard Broadcasting. In 1988 he joined BDR Audiotex as Vice President and General Manager. BDR was subsequently acquired by a subsidiary of Perception Technology in 1990 and in the following year, Mr. Gross became the Vice President of Operations for Perception, the corporate parent. In 1993, Perception merged with Brite Voice Systems, Inc. where he served as Vice President Legal and Corporate Affairs until 1998, when he took over as Vice President and Managing Director, Asia-Pacific. Mr. Gross holds degrees in film and television production, with a specialty in Communications Law from Osgoode Hall Law School, and is a member of the Federal Communications Bar Association.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Our common stock has been quoted on The Nasdaq Stock Market under the symbol "SRCM" since December 8, 1995. Prior to that, our common stock was quoted on the OTC Bulletin Board.

          The following table sets forth the high and low closing sales prices per share for our common stock for the periods indicated.

                                                                1998         1999
                                                             ---------    ---------
First Quarter

       High                                                  $   14.44    $   23.94
       Low                                                        8.31        14.81

Second Quarter
       High                                                      21.63        23.44
       Low                                                       13.50        14.50

Third Quarter

       High                                                      32.25        16.88

       Low                                                        6.28         6.00

Fourth Quarter

       High                                                      19.00        19.50

       Low                                                        4.94         7.56

          On March 24, 2000, the last reported sale price of our common stock was $14.9375 per share. As of March 24, 1999, there were 136 record holders of our common stock.

          We have never paid cash dividends. Management intends to retain any future earnings for the operation and expansion of our business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the indenture governing the Notes and the certificate of designation relating to the Preferred Stock restrict our ability to pay cash dividends to the holders of our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

         During 1999, we issued the following options to various employees and non-employee directors pursuant to our 1995 Performance Equity Plan, our 1999 Stock Option Plan and our 1995 Nonqualified Stock Option Plan for Non-Employee
Directors:

                         Number of Shares
Date Issued              Underlying Options         Exercise Price per Share
-----------              -------------------        ------------------------
1/4/99                   388,967                           $16.625
3/29/99                  109,998                           $15.315
6/17/99                  125,000                           $15.000
10/22/99                  50,000                           $ 7.563
11/4/99                   50,000                           $11.188
11/15/99                  36,000                           $12.000


         In addition, we issued shares of common stock, warrants to purchase common stock and one share of our non-participating preferred stock to Insight Interactive, as described above under "Business - Organizational History". At the same time, we issued to Lazard Freres & Co., LLC warrants to purchase 450,000 shares of our common stock at an exercise price of $20.00 per share.

         Exemption from registration under the Securities Act of 1933 is claimed for each sale of securities referred to above in reliance upon the exemption afforded by Section 4(2) of the Securities Act. None of these sales involved the payment of underwriting commissions.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

       (In thousands, except per share data)

The following table presents selected consolidated financial data for the five years ended December 31, 1999, which have been derived from our audited consolidated financial statements. The information in the following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the notes thereto included elsewhere in this report.


                                                                   YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------
                                                  1995        1996       1997(2)     1998(2)      1999
                                                --------    --------    --------    --------    --------
 STATEMENTS OF OPERATIONS DATA:

 Monetary revenues                              $  9,342    $  8,575    $ 12,387    $ 24,351    $ 19,147

 Nonmonetary revenues (1)                         15,944       9,944       6,044       1,756       1,823
                                                --------    --------    --------    --------    --------
   Total revenues                                 25,286      18,519      18,431      26,107      20,970

 Monetary cost of sales                            4,937       3,485       8,611      12,673      13,164

 Nonmonetary cost of sales (1)                    15,944       9,944       6,044       1,756       1,823
                                                --------    --------    --------    --------    --------
   Total cost of sales                            20,881      13,429      14,655      14,429      14,987

 Gross profit                                      4,405       5,090       3,776      11,678       5,983

 Selling, general and administrative expenses      7,952      11,747      19,599      24,772      23,714

 Amortization of intangible assets                 1,031       1,031       4,987       6,320       4,713

 Research and development expenses                 3,750       6,331       3,680       3,410       2,578

 Impairment of intangible assets (2)                  --          --          --      25,936          --
                                                --------    --------    --------    --------    --------

 Operating loss                                   (8,328)    (14,019)    (24,490)    (48,760)    (25,022)

 Interest (income) expense, net                      137        (174)      4,498      10,897      11,991

Equity interest in losses of Joint Venture            --          --          --          --       1,013

 Other (income) expense                             (277)         10         (62)        (27)        155

 Charges related to financing incentives           1,581          --          --          --          --
                                                --------    --------    --------    --------    --------
 Net loss before extraordinary item               (9,769)    (13,855)    (28,926)    (59,630)    (38,181)

 Extraordinary loss - extinguishment of debt          --          --       3,455          --          --
                                                --------    --------    --------    --------    --------

 Net loss                                         (9,769)    (13,855)    (32,381)    (59,630)    (38,181)

 Preferred stock dividends                           833          --         416       2,996       1,838
                                                --------    --------    --------    --------    --------
 Net loss attributable to common stockholders   $(10,602)   $(13,855)   $(32,797)   $(62,626)   $(40,019)
                                                ========    ========    ========    ========    ========
 Net loss per common share                      $  (1.65)   $  (1.39)   $  (2.89)   $  (5.21)   $  (2.93)
                                                ========    ========    ========    ========    ========
  Weighted average common shares outstanding       6,413       9,935      11,354      12,012      13,679
                                                ========    ========    ========    ========    ========

                                                                               AS OF DECEMBER 31,
                                                           ------------------------------------------------------------
                                                             1995         1996        1997         1998          1999
                                                           ---------   ---------    ---------    ---------    ---------
   BALANCE SHEET DATA:

   Cash and cash equivalents                               $  17,479   $   4,043    $   8,431    $  11,662    $  13,410

   Working capital (deficit)                                  12,223        (466)      31,288       19,947       14,408

   Total assets                                               24,195      15,897      113,502       56,589       58,016

   Long-term debt and capital lease
        obligations (including current portion):                 219       4,720      100,000      100,000       96,250

   Senior PIK preferred stock                                     --          --       13,698       16,628       18,467

   Total stockholders' equity (capital deficiency)            13,037          30      (12,408)     (71,509)     (68,872)




(1) Nonmonetary revenues and nonmonetary cost of sales associated with barter transactions are included in the consolidated statements of operations at the estimated fair values of advertising time and information content received. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 - Significant Accounting Policies of Notes to our Consolidated Financial Statements.

(2) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding acquisitions and impairment of intangibles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes which are included elsewhere in this report.

GENERAL

         Because of our recently completed transactions, we do not believe that the discussion and analysis of our historical financial condition and results of operations below are indicative of our future performance. On November 17, 1999, we contributed our Interactive TV business to SourceSuite LLC, a joint venture with Insight Interactive. On October 30, 1997 we purchased certain assets of Brite for $35.6 million and certain assets of VNN, a unit of the Tribune Company, for $9.0 million. We later found certain intangibles purchased from Brite to be impaired, resulting in a write-off of $25.9 million in the second quarter of 1998. The financial results and analysis include the results of these transactions. Because of the timing of these transactions and the subsequent sale of our original joint venture with Insight Interactive on March 3, 2000, our future operating results are likely to be substantially different from what is presented in the following analysis.


YEARS ENDED DECEMBER 31, 1999 AND 1998

         Monetary revenues decreased 21% to $19.1 million for the year ended December 31, 1999 from $24.4 million for the year ended December 31, 1998. This decrease is primarily due to the decreases of $2.2 million in system management and information services revenues and $3.0 million in advertising sales. In addition, the 1998 period included $0.1 million of revenues associated with an Interactive TV test market. There were no such revenues in 1999. The decrease in system management and information services revenue is attributable to increased industry competition, customers migrating to their own systems and customers' Year 2000 hardware issues. Advertising sales decreased primarily due to the discontinuation of certain products. As a result of delays in rolling out new products in 1999, such revenues were not immediately replaced.

         Monetary cost of sales increased 4% to $13.2 million for the year ended December 31, 1999 from $12.7 million for the year ended December 31, 1998 primarily as a result of $1.6 million of expense recognized for payments to customers for unfulfilled sales guarantees and other increased operational expenses of $0.1 million partially offset by savings of $1.1 million in page costs related to decreased advertising sales and savings of $0.1 million related to the transfer of Interactive TV operations to our joint venture with Insight Interactive.

         Nonmonetary revenues and nonmonetary cost of sales remained relatively flat at $1.8 million for the years ended December 31, 1999 and 1998. Nonmonetary sales accounted for 9% of revenues for the year ended December 31, 1999 and 7% of the revenues for the year ended December 31, 1998.

         Selling, general and administrative expenses decreased 4% for the year ended December 31, 1999 to $23.7 million from $24.8 million for the year ended December 31, 1998. Decreased expenses were attributable to: (i) $1.0 million for non-cash stock compensation expense for certain stock options granted to certain employees in excess of shares authorized in 1998, (ii) $0.7 million of transitional costs related to the integration of acquired businesses incurred in 1998, (iii) $0.7 million less of bad debt expense incurred in 1999, (iv) decreased trade show and trade advertising expenses of $0.7 million, (v) costs of Interactive TV operations transitioned to our joint venture with Insight Interactive of $0.9 million, and (vi) other operational savings of $1.7 million. These decreases were offset by increases of $3.5 million in legal and professional fees incurred in connection with a proposed joint venture that were expensed after the termination of the proposed transaction, $0.7 million of professional fees incurred in connection with the transaction with Insight Interactive and $0.6 million of severance expense.

         Impairment of intangible assets included in the amount for the year ended December 31, 1998 relates to $25.9 million of write-offs of certain intangible assets for the year ended December 31, 1998.

         Amortization of intangible assets decreased 26% to $4.7 million for the year ended December 31, 1999 from $6.3 million in 1998 due to a lower intangible asset balance related to the write-off of certain intangibles in 1998 and the contribution of patents to our joint venture with Insight Interactive on November 17, 1999.

         Research and development expenses decreased 24% to $2.6 million for the year ended December 31, 1999 from $3.4 million in 1998 primarily as a result of the contribution of the Interactive TV business to our joint venture with Insight Interactive on November 17, 1999.

         Interest expense remained unchanged at $12.8 million for the years ended December 31, 1999 and 1998. This expense is associated with a $100 million debt financing we completed in October 1997 and is described in detail in the Notes to Consolidated Financial Statements.

         Interest income decreased 57% to $0.8 million for the year ended December 31, 1999 from $1.9 million in 1998 due to lower investment and cash balances as a result of debt interest payments and normal operating expenditures.

         Preferred Stock dividends of $1.8 million and $3.0 million for the years ended December 31, 1999 and 1998, respectively, relate to the $20 million Preferred Stock financing we completed in October 1997 and described in detail in the Notes to Consolidated Financial Statements. Dividends are recorded at the fair market value of the shares issued as payment-in-kind dividends. The fair value of preferred shares issued in 1999 was lower on the respective dividend dates in 1999 than that of 1998, resulting in a lower dividend expense recognized in the current year.

YEARS ENDED DECEMBER 31, 1998 AND 1997

         Monetary revenues increased 97% to $24.4 million for the year ended December 31, 1998 from $12.4 million for the year ended December 31, 1997. The net increase of $12.0 million was attributable to increases of $5.8 million in our voice information services related to service contracts acquired from Brite and VNN and $6.2 million from growth in our existing advertising sales business. The introduction of our Yellow Page tab product, the expansion of our LocalSource(SM) products, our re-entry into the Ameritech markets and further expansion of our sales force to increase sales in other existing markets is attributable for $3.9 million of the advertising sales growth. The remaining advertising sales growth resulted from certain new advertising agreements that generated approximately $2.3 million in revenue for the year ended December 31, 1998. Under the new advertising agreements, revenue from print advertising is earned at the time of the directory distribution while revenue for services agreements and prior advertising agreements is earned and recognized over the term of the contract.

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

        Nonmonetary revenues and nonmonetary cost of sales declined 71% to $1.8 million for the year ended December 31, 1998 from $6.0 million for the year ended December 31, 1997 as we reevaluated our volume of barter business. Nonmonetary sales accounted for 7% of revenues in 1998 compared to 33% of revenues in 1997.

        Selling, general and administrative expenses, including amortization of intangible assets, increased 26% to $31.1 million for the year ended December 31, 1998 from $24.6 million for the year ended December 31, 1997. This increase resulted from (i) $4.9 million of expenses we incurred, primarily to support new services and advertising contracts acquired from Brite and VNN as well as new LocalSource(SM) and tab products, (ii) $2.1 million of non-cash stock compensation expense for certain stock options granted to employees in excess of shares authorized, (iii) $0.5 million in a non-cash legal settlement, (iv) $0.9 million of bad debt write-offs primarily in connection with services provided to customers acquired as part of the Brite and VNN acquisitions, and (v) $1.9 million of amortization of certain contract rights and goodwill acquired from Brite and VNN during the fourth quarter of 1997. These increases were offset by decreases of $0.6 million in amortization expense at ICTI and $3.2 million in television related expenses, primarily related to the termination of operations in our analog markets.

        Impairment of intangible assets of $25.9 million resulted from a reduction in the carrying value of intangible assets recorded as part of the acquisition of Brite and VNN. Subsequent to the acquisition, we learned that former Brite and IT Network employees had formed a company to service many of the former Brite customers. As a result, several customers canceled or did not renew their contracts with us. We reviewed the valuation of the acquired assets recorded at the time of acquisition and found the assets were impaired. As a result of the financial analysis of the expected discounted future cash flows of the remaining customer base, we recorded a $25.9 million non-cash write-down of the Brite contract rights, non-compete agreement and goodwill in the second quarter of 1998.

        Research and development expenses declined 7% to $3.4 million for the year ended December 31, 1998 from $3.7 million for the year ended December 31, 1997. The decrease of $0.3 million is reflective of less spending in 1998 due to the completion of development of an analog chip and set-top box.

        Other income and expenses. Net interest expense was $10.9 million for the year ended December 31, 1998 compared to net interest expense of $4.5 million for the year ended December 31, 1997. The increase of $6.4 million was primarily due to the interest payable on the $100 million of debt financing we completed in October 1997 and described in detail in the Notes to the Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

        Since inception, we have experienced substantial operating losses and net losses as a result of our efforts to develop, deploy and support our IT Network business and develop, conduct trials and commercially launch our Interactive TV business. As of December 31, 1999, we had an accumulated deficit of $187.1 million and had used cumulative net cash in operations of $102.7 million; $26.7 million of cash was used in operating activities in 1999. The difference at December 31, 1999 between the accumulated deficit and cumulative net cash used in operations since inception is attributable primarily to nonmonetary charges related to financing incentives and extinguishment of debt, stock compensation expense, write-downs of analog set-top boxes and intangible assets, depreciation, amortization and other non-cash expenses.


        In 1999, we generated $24.2 million of cash through financing activities. $12 million was generated from the sales of 842,105 shares of common stock to Insight Interactive as part of the transaction to form the joint venture. An additional $12 million was received from proceeds of the exercise of warrants and stock options for the issuance of our common stock.

        We will continue to incur operating losses at least through 2000. Any launch of our television products and services through SourceSuite may require an additional capital contribution which may require us to raise additional capital. On March 3, 2000, we sold our interest in the Virtual Modem business owned by our joint venture with Insight Interactive to Liberate for 886,000 shares of Liberate common stock, 20% of which is immediately available for sale, with nearly all of the remainder becoming available for sale after July 31, 2000. It is expected that this liquidity will provide the necessary funding for expected future capital requirements. The

 Liberate shares had an aggregate value of approximately $87.4 million, based on the closing price of Liberate stock of $98.6875 per share on March 3, 2000. Liberate common stock is traded on the Nasdaq Stock Market under the symbol "LBRT".

        Since inception, we have financed our operations primarily through an aggregate $156.6 million raised from various financing activities, including the incurrence of debt and the issuance of our common stock and preferred stock. In October 1997, we issued $100.0 million principal amount of Notes and $20.0 million of Preferred Stock. The interest escrow account created pursuant to the indenture governing the Notes was used to fund the first four interest payments on the Notes on May 1, 1998, November 1, 1998, May 1, 1999 and November 1, 1999. Our primary source of liquidity is our cash, cash equivalents and short-term investments, which totaled $19.4 million at December 31, 1999. This cash position consists of $6.0 million held in escrow for debt payments (contributed to escrow subsequent to the Insight Interactive transaction) and $13.4 million of operating cash. The first interest payment not currently held in escrow is due November 1, 2000.

        We currently believe our financial resources will be sufficient to meet our anticipated cash needs for working capital and other capital expenditures related to the further development of our IT Network business and capital requirements for SourceSuite through and beyond 2000.

        Our future capital requirements will depend on many factors, including, but not limited to the following factors, some of which are outside our control:
(i) the operating results of our IT Network business, including local advertisers' willingness to purchase Internet based advertising, and our ability to retain and grow our customer base; (ii) the success and timing of the development, introduction and deployment of the Interactive TV products; (iii) the extent of market acceptance of our products; (iv) potential acquisitions or asset purchases; (v) the deployment of digital set-top boxes incorporating technology that we are able to access; (vi) competitive factors; and (vii) changes in the regulatory environment.


EFFECT OF INFLATION

        We believe that the effect of inflation has not been material during each of the years ended December 31, 1999, 1998 and 1997.

YEAR 2000

        The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

        Based on assessments we made, it was determined that certain of our software and hardware would be required to be modified or replaced so that those systems would properly utilize dates beyond December 31, 1999. We completed and tested all required modifications or replacements of existing software and certain hardware in 1999. There have been no disruptions of operations in the year 2000.

        To date, we are not aware of any external agent with a Year 2000 issue that had any impact on our results of operations, liquidity or capital resources. However, we have no means of ensuring that external agents had no Year 2000 issues.

        We utilized both internal and external resources to reprogram, or replace, test and implement the software and operating equipment for Year 2000 modifications. Total costs of $0.8 million were incurred in 1999 in connection with Year 2000 preparations.


NET OPERATING LOSS CARRYFORWARDS

        At December 31, 1999, we had net operating loss carryforwards of approximately $124.5 million for U.S. Federal income tax purposes, which begin to expire in 2003. See Note 11 - Income Taxes of Notes to Consolidated Financial Statements included elsewhere herein. The Internal Revenue Code of 1986, as amended, imposes limitations on the use of net operating loss carryforwards if certain stock ownership changes occur. An ownership changed occurred in 1995 that caused utilization of $23.1 million of our net operating losses incurred prior to the ownership change to be limited to approximately $9.0 million in a given year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       We are exposed to changes in interest rates related primarily to our Notes and Preferred Stock. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At December 31, 1999, we had Notes outstanding having an aggregate principal amount of approximately $96.3 million, due November 1, 2004, which bear interest at a fixed rate of 12% and Preferred Stock outstanding having a liquidation preference of $26.1 million, due November 1, 2007, which bears interest at a fixed rate of 13 1/2%. The fair value of the Notes and Preferred Stock at December 31, 1999 was approximately $56.0 million and $14.6 million, respectively, based upon dealer quoted market prices.

       We invest our cash balance in money market funds and commercial paper rated A1, P1. These securities are in U.S. dollars, with maturities of six months or less, are held to maturity and are not owned for trading purposes. Using this strategy, we have not experienced any losses due to interest rate risk, market risk or foreign exchange risk on our commercial paper investments, and we do not anticipate any such losses.

       On March 3, 2000, we received 886,000 share of Liberate common stock in exchange for our interest in the VirtualModem(TM) business owned by our joint venture with Insight Interactive. The closing price per share of the Liberate common stock on March 3, 2000 was $98.6875, giving us a total investment in Liberate common stock of approximately $87.4 million. We are restricted from calling, pledging and otherwise transferring the economic consequences of ownership of 80% of the Liberate common stock until after July 31, 2000. The remaining 20% is unrestricted. We face the market risk associated with price fluctuations of the Liberate common stock until such time as we sell or hedge the stock. The closing price per share of the Liberate common stock on March 29, 2000 was $75.3125.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Report of Independent Auditors, and our consolidated financial statements and the notes thereto appear on pages 38 through 74 of this Report.

         The Report of Independent Auditors, and the consolidated financial statements of SourceSuite LLC and the notes thereto appear on pages 75 through 85 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information called for by Item 10 is set forth under the caption "Executive Officers" in Part I of this report and in "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for the 2000 annual meeting of stockholders (the "Proxy Statement"), which are incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information called for by Item 11 is set forth under the caption "Executive Compensation" in the Proxy Statement, which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information called for by Item 12 is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         Information called for by Item 13 is set forth under the caption "Certain Transactions" in the Proxy Statement, which is incorporated herein by this reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

(1)      Financial Statements included in Item 8 herein:

    (A)  Report of Independent Auditors with respect to Source Media, Inc.

         Covered by Report of Independent Auditors:

         Consolidated Balance Sheets at December 31, 1998 and 1999

         Consolidated Statements of Operations for the years ended December 31, 1997, 1998, 1999

         Consolidated Statements of Stockholders' Equity (Capital deficiency) for the years ended December 31, 1997, 1998, 1999

         Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998, 1999

         Notes to Consolidated Financial Statements

    (B)  Report of Independent Auditors with respect to SourceSuite LLC

         Covered by Report of Independent Auditors:

         Consolidated Balance Sheet at December 31, 1999

         Consolidated Statement of Operations for the period from Inception (November 17, 1999) through December 31, 1999

         Statement of Members' Equity for the period from Inception (November 17, 1999) through December 31, 1999

         Statement of Cash Flows for the period from Inception (November 17,
         1999) through December 31, 1999

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

(b) Reports on Form 8-K filed during the quarter ended December 31, 1999:

November 17, 1999 - Reported the transfer of the VirtualModem(TM) and Interactive TV products and businesses to our joint venture with Insight Interactive in exchange for a 50% ownership interest in the joint venture. The report also contained the following financial statements:

     Unaudited Pro Forma Consolidated Balance Sheet As of September 30, 1999

     Unaudited Pro Forma Consolidated Statement of Operations For the Nine Months Ended September 30, 1999

     Unaudited Pro Forma Consolidated Statement of Operations For the Year Ended December 31, 1998

     Unaudited Pro Forma Consolidated Statement of Operations For the Year Ended December 31, 1997

     Unaudited Pro Forma Consolidated Statement of Operations For the Year Ended December 31, 1996

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders of Source Media, Inc.

We have audited the accompanying consolidated balance sheets of Source Media, Inc. (the Company) as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity (capital deficiency), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Source Media, Inc., at December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                             /s/ ERNST & YOUNG LLP

Dallas, Texas
March 3, 2000

SOURCE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS
(IN THOUSANDS)

                                                                     DECEMBER 31,    DECEMBER 31,
                                                                        1998            1999
                                                                    -------------   -------------
Current Assets:
   Cash and cash equivalents                                        $      11,662   $      10,910
   Short-term investments                                                      --           2,500
   Restricted investments                                                  11,716           5,997
   Trade accounts receivable, less allowance for doubtful
      accounts of $387 and $605 in 1998 and 1999, respectively              3,596           1,643
   Related party receivables                                                   --           1,458
   Prepaid expenses and other current assets                                1,384           1,068

                                                                    -------------   -------------
Total current assets                                                       28,358          23,576

Property and equipment:
   Production equipment                                                     6,050           4,511
   Computer equipment                                                       3,273           3,612
   Other equipment                                                          1,150           1,612
   Furniture and fixtures                                                     660             656
                                                                    -------------   -------------
                                                                           11,133          10,391

Accumulated depreciation                                                    6,733           7,957

                                                                    -------------   -------------
Net property and equipment                                                  4,400           2,434

Intangible assets:
   Patents                                                                 14,945              --
   Goodwill                                                                 6,698           3,688
   Contract rights                                                         11,933          11,933
                                                                    -------------   -------------
                                                                           33,576          15,621

Accumulated amortization                                                   14,557           6,119

                                                                    -------------   -------------
Net intangible assets                                                      19,019           9,502

Investment in joint venture                                                    --          18,669
Other non-current assets                                                    4,812           3,835

                                                                    -------------   -------------
Total assets                                                        $      56,589   $      58,016
                                                                    =============   =============

See accompanying Notes to Consolidated Financial Statements.

SOURCE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
(IN THOUSANDS)

                                                                                     DECEMBER 31,     DECEMBER 31,
                                                                                         1998              1999
                                                                                     -------------    -------------
Current Liabilities:
   Trade accounts payable                                                            $       2,501    $         955
   Accrued interest                                                                          2,000            1,991
   Accrued payroll                                                                             540              591
   Other accrued liabilities                                                                 1,619            3,706
   Unearned income                                                                           1,750            1,925

                                                                                     -------------    -------------
Total current liabilities                                                                    8,410            9,168

Long-term debt                                                                             100,000           96,250

Minority interests in consolidated subsidiaries                                              3,840            3,840
Note receivable and accrued interest from minority stockholder,
   net of discount of $53 and $12 in 1998 and 1999, respectively                              (780)            (837)
                                                                                     -------------    -------------
                                                                                             3,060            3,003

Senior redeemable payment-in-kind (PIK) preferred
   stock, $25 dollar per share liquidation preference, $.001 par value, net of discount Authorized shares - 1,712; Issued and outstanding
   shares 914 and 1,043 in 1998 and 1999, respectively                                      16,628           18,467

Non-participating preferred stock, $25 dollar per share liquidation preference, $.001 par value; Authorized and issued - 1 single share

Stockholders' equity (capital deficiency):
   Common stock, $.001 par value:
      Authorized shares - 50,000; 13,201 and 16,278
      issued and outstanding in 1998 and 1999, respectively                                     13               16
   Less treasury stock, at cost - 280 and 268 shares in                                     (2,770)          (2,647)
      1998 and 1999, respectively
   Capital in excess of par value                                                           80,269          120,883
   Accumulated deficit                                                                    (148,943)        (187,124)
   Notes receivable and accrued interest from stockholders                                     (78)              --

                                                                                     -------------    -------------
Total stockholders' equity (capital deficiency)                                            (71,509)         (68,872)

                                                                                     -------------    -------------
Total liabilities and stockholders' equity (capital deficiency)                      $      56,589    $      58,016
                                                                                     =============    =============

See accompanying Notes to Consolidated Financial Statements.

SOURCE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      YEAR ENDED DECEMBER 31,
                                                                   1997        1998        1999
                                                                 --------    --------    --------
Monetary revenues                                                $ 12,387    $ 24,352    $ 19,147
Nonmonetary revenues                                                6,044       1,756       1,823
                                                                 --------    --------    --------
   Total revenues                                                  18,431      26,108      20,970

Monetary cost of sales                                              8,611      12,674      13,164
Nonmonetary cost of sales                                           6,044       1,756       1,823
                                                                 --------    --------    --------
   Total cost of sales                                             14,655      14,430      14,987
                                                                 --------    --------    --------
Gross profit                                                        3,776      11,678       5,983

Selling, general and administrative expenses                       19,599      24,772      23,714
Impairment of intangible assets                                        --      25,936          --
Amortization of intangible assets                                   4,987       6,320       4,713
Research and development expenses                                   3,680       3,410       2,578
                                                                 --------    --------    --------
                                                                   28,266      60,438      31,005
                                                                 --------    --------    --------
Operating loss                                                    (24,490)    (48,760)    (25,022)

Interest expense                                                    5,234      12,830      12,819
Interest income                                                      (737)     (1,933)       (828)
Equity interest in losses of joint venture                             --          --       1,013
Other expense (income)                                                (53)        (27)        155
Minority interest on earnings (losses) of
   consolidated subsidiaries                                           (9)         --          --
                                                                 --------    --------    --------
Net loss before extraordinary item                                (28,925)    (59,630)    (38,181)

Extraordinary loss - early extinguishment of debt                   3,456          --          --
                                                                 --------    --------    --------
Net loss                                                          (32,381)    (59,630)    (38,181)

Preferred stock dividends                                             416       2,996       1,838

Net loss attributable to common stockholders                     $(32,797)   $(62,626)   $(40,019)
                                                                 ========    ========    ========
Basic and diluted net loss per common share:
Net loss attributable to common stockholders
     before extraordinary item                                   $  (2.58)   $  (5.21)   $  (2.93)
Extraordinary item                                                  (0.30)         --          --
                                                                 --------    --------    --------
Net loss attributable to common stockholders                     $  (2.89)   $  (5.21)   $  (2.93)
                                                                 ========    ========    ========
Weighted average common shares outstanding                         11,354      12,012      13,679
                                                                 ========    ========    ========


See accompanying Notes to Consolidated Financial Statements

                               SOURCE MEDIA, INC.

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

                                 (IN THOUSANDS)

                                                                                                           NOTES         TOTAL
                                                  COMMON STOCK                 CAPITAL IN                RECEIVABLE   STOCKHOLDERS'
                                              ---------------------   TREASURY  EXCESS OF  ACCUMULATED     FROM     EQUITY (CAPITAL
                                                SHARES     AMOUNT      STOCK    PAR VALUE    DEFICIT   STOCKHOLDERS   DEFICIENCY)
                                              ---------   ---------  ---------  ---------  ----------- ------------ ---------------
BALANCE AT DECEMBER 31, 1996                     10,327   $      10  $  (3,758) $  60,816   $ (56,932)  $    (110)       $      26
Issuance of common stock upon exercise of
   stock options                                    219           1       (317)     1,352          --          --            1,036
Acquisition of remaining minority interest in
   ICTI                                           1,390           1         --     10,384          --          --           10,385
Issuance of warrants for services provided           --          --         --        280          --          --              280
Issuance of warrants with Aggregate Tranche
   Notes                                             --          --         --      2,823          --          --            2,823
Issuance of warrants associated with Units           --          --         --      5,529          --          --            5,529
Other                                                33          --         --        299          --          11              310
Net loss                                             --          --         --         --     (32,381)         --          (32,381)
Preferred Stock Dividends                            --          --         --       (416)         --          --             (416)
                                              ---------   ---------  ---------  ---------   ---------   ---------        ---------
BALANCE AT DECEMBER 31, 1997                     11,969          12     (4,075)    81,067     (89,313)        (99)         (12,408)
                                              =========   =========  =========  =========   =========   =========        =========

Issuance of common stock upon exercise of
   stock options                                     94          --         --        641          --          --              641
Issuance of stock for legal settlements              --          --        867       (244)         --          --              623
Issuance of stock for employee stock plan            --          --        438       (253)         --          --              185
Exercise of warrants                                959           1         --         --          --          --                1
Stock Compensation                                   --          --         --      2,054          --          --            2,054
Other                                                --          --         --         --          --          21               21
Net loss                                             --          --         --         --     (59,630)         --          (59,630)
Preferred Stock Dividends                            --          --         --     (2,996)         --          --           (2,996)
                                              ---------   ---------  ---------  ---------   ---------   ---------        ---------
BALANCE AT DECEMBER 31, 1998                     13,022          13     (2,770)    80,269    (148,943)        (78)         (71,509)
                                              =========   =========  =========  =========   =========   =========        =========

Issuance of common stock upon exercise of
   stock options                                    605          --         --      6,752          --          --            6,752
Sale of common stock                                842           1         --     11,999          --          --           12,000
Issuance of stock for employee stock plan            --          --        123         51          --          --              174
Exercise of warrants                              1,809           2         --      7,444          --          --            7,446
Stock Compensation                                   --          --         --      1,057          --          --            1,057
Issuance of warrants related to formation of
   joint venture                                     --          --         --     13,800          --          --           13,800
Issuance of warrants                                 --          --         --      1,350          --          --            1,350
Other                                                --          --         --         --          --          78               78
Net loss                                             --          --         --         --     (38,181)         --          (38,181)
Preferred Stock Dividends                            --          --         --     (1,839)         --          --           (1,839)
                                              ---------   ---------  ---------  ---------   ---------   ---------        ---------
BALANCE AT DECEMBER 31, 1999                     16,278   $      16  $  (2,647) $ 120,883   $(187,124)  $      --        $ (68,872)
                                              =========   =========  =========  =========   =========   =========        =========



See accompanying Notes to Consolidated Financial Statements

SOURCE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                YEAR ENDED DECEMBER 31,
                                                                          1997         1998        1999
                                                                       ---------    ---------    ---------
OPERATING ACTIVITIES
Net Loss                                                               $ (32,381)   $ (59,630)   $ (38,180)
Adjustments to reconcile net loss to net cash used in
          operating activities:
          Impairment of intangible assets                                     --       25,936           --
          Depreciation                                                     2,314        2,540        2,599
          Amortization of intangible assets                                4,987        6,320        4,713
          Stock compensation                                                  --        2,054        1,057
          Write-off of analog set-top boxes                                1,999           --           --
          Non-cash interest expense                                        2,969          833          829
          Non-cash interest income                                            --         (982)        (281)
          Provision for losses on accounts receivable                        195        1,077          250
          Extinguishment of debt                                           3,456           --           --
          Warrants issued for services provided                              279           --           --
          Issuance of common stock in litigation settlement                  299          623           --
          Equity investment in losses of joint venture                        --           --        1,013
          Other, net                                                         260          (62)         (57)
Changes in operating assets and liabilities:
          Trade accounts receivable                                       (2,035)      (1,876)       1,703
          Related party receivable                                            --           --       (1,458)
          Prepaid expenses and other current assets                          324          (94)           2
          Deferred expenses                                                 (261)         544          315
          Trade accounts payable and accrued liabilities                     312        1,586          583
          Accrued interest                                                 1,894           --           --
          Unearned income                                                     48       (2,274)         175
                                                                       ---------    ---------    ---------
Net cash used in operating activities                                    (15,341)     (23,405)     (26,737)

INVESTING ACTIVITIES
          Capital expenditures                                            (2,675)      (1,510)      (1,235)
          Redemption of short-term investments                                --       27,682           --
          Restricted investments                                         (22,189)          --        6,000
          Acquisition of equipment and contract rights                    (1,350)          --           --
          Purchase of short-term investments                             (15,615)          --       (2,500)
          Acquisition of Brite                                           (35,550)          --           --
          Acquisition of VNN                                              (9,000)          --           --
          Capitalized acquisition costs                                     (262)          --         (478)
                                                                      ---------    ---------    ---------
Net cash provided by (used in) investing activities                      (86,641)      26,172        1,787

FINANCING ACTIVITIES
          Net proceeds from issuance of long-term debt                    94,548           --           --
          Net proceeds from issuance of Second Tranche Note               13,923           --           --
          Payments on debt                                               (21,987)          --           --
          Net proceeds from issuance of preferred stock and warrants      18,810           --           --
          Proceeds from issuance of common stock upon exercise
               of stock options and warrants                               1,035          641       11,971
          Proceeds from issuance of common stock                              --           --       12,000
          Other                                                             (219)        (177)         227
                                                                       ---------    ---------    ---------

Net cash provided by financing activities                                106,110          464       24,198
                                                                       ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents                       4,128        3,231         (752)
Cash and cash equivalents at beginning of period                           4,303        8,431       11,662
                                                                       ---------    ---------    ---------
Cash and cash equivalents at end of period                             $   8,431    $  11,662    $  10,910
                                                                       =========    =========    =========
Supplemental disclosures of cash flow information

Cash paid during the period for
          interest on long-term debt                                   $     286    $  12,066    $  12,000
                                                                       =========    =========    =========
Long-term debt cancelled as part of exercise of warrants               $      --    $      --    $   3,750
                                                                       =========    =========    =========
Value of warrants issued to Insight Interactive capitalized
          as investment in joint venture                               $      --    $      --    $  13,800
                                                                       =========    =========    =========


See accompanying Notes to Consolidated Financial Statements

                               SOURCE MEDIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

1. COMPANY DESCRIPTION AND HISTORY

    Source Media, Inc. (the "Company") operates through its subsidiaries SMI Holdings, Inc. ("Holdings"), IT Network, Inc. ("IT Network"), Interactive Channel, Inc. ("Interactive Channel"), and Interactive Channel Technologies Inc. ("ICTI"); in two business segments: IT Network and Interactive TV. Effective November 17, 1999 the operations of the Interactive TV business were conducted through a joint venture with Insight Interactive LLC ("Insight"), SourceSuite LLC ("SourceSuite"); and its wholly owned subsidiary, SourceSuite Canada, Inc., which the Company manages. (See Note 14 - Equity in SourceSuite Joint Venture and Note 16 - Subsequent Events). The Company accounts for its investment in the joint venture under the equity method.

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

     The Company's Interactive TV business had developed proprietary software and interactive programming services that can enable digital, two-way television systems equipped with digital (or advanced analog) set-top boxes to deliver two-way, interactive programming with the touch of a set-top remote or the use of a wireless keyboard. The Interactive TV business includes the results of the Interactive Channel and ICTI subsidiaries and the Company's 50% equity interest in the results of SourceSuite from November 17, 1999.

    Holdings (formerly known as IT Network) was incorporated on July 19, 1988, as a Colorado corporation and subsequently on July 23, 1991, reincorporated in Texas. On June 23, 1995, Holdings merged into a wholly-owned subsidiary of HB Communications Acquisition Corp. ("HBAC") and Holdings' outstanding common stock and preferred stock were converted into an aggregate 6,696,992 shares of the Company's common stock. In connection with the merger, HBAC changed its name to Source Media, Inc.


2. SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation

    The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries: Holdings, IT Network, Interactive Channel and Holdings' wholly-owned Canadian subsidiaries, ICTI and 997758 Ontario Inc. ("997758"). Additionally all material inter-company amounts and transactions have been eliminated. Certain amounts from prior year financial statements have been reclassified to conform to the current year's presentation.

    Equity Investment in Joint Venture

     The Company recorded its share of SourceSuite's results of operations on the equity method in the Consolidated Statement of

Operations.

     Related Party Transactions

     The Company manages the day to day operations of SourceSuite within the terms of SourceSuite's operating plan. As part of this arrangement, the Company is reimbursed for direct costs of the Interactive TV business and certain overhead costs. These costs are included in the receivable from related parties and are reimbursed to the Company by SourceSuite on a regular basis.

     Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Minority Interests in Consolidated Subsidiaries

    Minority interests in consolidated subsidiaries represent the minority stockholders' proportionate shares of the equity of 997758. At December 31, 1998 and 1999, the Company owned 100% of the voting Class X shares of 997758, while an individual owned 100% of the Class Y nonvoting shares of 997758, as more fully discussed in Note 8 - Stock Options, Warrants, Employee Stock Purchase Plan and Retirement Plan.


    Cash and Cash Equivalents

    The Company classifies all highly liquid investments with original maturities of three months or less as cash equivalents. These investments are recorded at cost, which approximates market.

    Monetary Revenue Recognition

    IT Network earns monetary revenues by selling advertising and related support services to clients who sponsor a promotional message with interactive content supplied primarily by IT Network. The products and services are distributed primarily through certain Regional Bell Operating Companies or their affiliates or other Publisher Partners. Monetary revenues and associated costs relating to print ads appearing in Yellow Pages are recognized at the time of distribution by the Directory Publishers. For certain contracts, where an obligation exists to service the advertisement for the contract period, a portion of the revenue is deferred and amortized on a straight-line basis over the term of the respective contracts, beginning at the time of the annual distribution of the applicable local Yellow Pages directory, or at the applicable contract start date, if later, and continuing to the end of the term of the respective contracts, which is typically from 3 to 12 months. The Company also earns monetary revenues from sales of voice information services to certain Publisher Partners. Monetary revenues relating to non-Yellow Pages products, including Streaming Audio and Internet LocalSourceSM sales are also recognized over the contract period as the services are performed.

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

    Nonmonetary revenues and cost of sales are recognized on a straight-line basis over the terms of the respective contracts. The Company was obligated to provide future services and was entitled to receive future advertising and information content of $1.8 million and $0.3 million at December 31, 1999 and 1998, respectively.

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

    The carrying value of intangible assets is reviewed for impairment whenever events or changes in circumstances indicate that there may be an impairment. If the review indicates that any of the intangibles will not be recoverable, as determined by an analysis of undiscounted cash flows, the intangible asset will be reduced to its estimated fair value. Subsequent to the Brite acquisition (See
Note 5 - Acquisitions), the Company learned that former Brite and IT Network employees had formed a company to service many of the former Brite clients. As a result, several former Brite customers cancelled or did not renew their contracts with IT Network. The Company reviewed the valuation of the acquired assets recorded at the time of the acquisition, and found these assets to be impaired. As a result of the financial analysis of the expected discounted future cash flows of the remaining customer base, the Company recorded a $25.9 million ($2.16 per share) non-cash write-down of the Brite contract rights, non-compete agreement and goodwill in the second quarter of 1998.

    Advertising Costs

    The Company expenses the costs of advertising as incurred. Advertising expenses were $0.4 million, $0.4 million and $0.2 million for the years ended December 31, 1997, 1998 and 1999, respectively.

    Translation of Foreign Currencies

    The financial positions and results of operations of ICTI and 997758 are measured using local currency (Canadian dollar) as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each balance sheet date. Statement of operations accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments and foreign currency gains and losses have not been significant and, accordingly, have not been separately presented.

    Computation of Net Loss Per Common Share

    Net loss per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Diluted earnings per share have not been presented because the options and warrants are anti-dilutive.

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

    On January 2, 1998, the Company granted stock options to its employees. The options fully vest on January 2, 2004. If certain target stock prices are met, the vesting accelerates. As a portion of the underlying shares for these options had not been authorized by the common stockholders at the date of grant, the portion of unauthorized options were treated as a variable compensation plan through July 28, 1998, when the stockholders authorized the shares. The Company has recognized stock compensation expense of $2.1 million and $1.1 million in selling, general and administrative expense for the years ended December 31, 1998 and 1999, respectively.

    In 1999, the option price of the stock for shares granted in excess of authorized shares was less than the price on the date the shares were authorized by the shareholders, therefore, no variable compensation expense was recorded on the 1999 grant.


    New Accounting Pronouncements

     Financial Accounting Statement 133, Accounting for Derivative Instruments and Hedging Activities was issued in June 1998, amended by FAS 137, to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet adopted or assessed the implications of this statement. The Company also considered the effects of the SEC Staff Accounting Bulletin No. 101, Revenue Recognition, and believes it is in compliance with this statement.

3. COMMITMENTS AND CONTINGENCIES

     ICTI and Holdings filed a patent infringement suit against WorldGate Communications, Inc. in federal district court in Delaware in May 1998. In June 1998, WorldGate filed a Counterclaim against the plaintiffs and the Company for, among other things, unfair competition, interference with contract and trade secret misappropriation. The Counterclaim defendants denied the allegations in the Counterclaim. The relevant patents and this litigation were assumed by Liberate Technologies ("Liberate") as part of the sale of SourceSuite. (See Note 16 - Subsequent Events). Liberate agreed to defend the Company against WorldGate's counterclaims.

     On August 21, 1998, the first of fourteen class action complaints were filed against the Company and certain of its present and former officers and directors in the United States District Court for the Northern District of Texas asserting violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10-b5 promulgated thereunder. The fourteen complaints were consolidated into the first filed case. Plaintiffs filed an amended complaint on March 3, 1999. The plaintiffs sought damages in an unspecified amount. On November 12, 1999, the Court set a series of deadlines for the disposition of the case ending with the trial set for October 2, 2000. The Company believes this case is totally without merit and intends to vigorously defend itself and its officers and directors.

     On October 6, 1998, Advanced Interactive, Inc. filed a complaint in U.S. District Court for the Northern District of Illinois, Eastern Division, against ICTI and the following companies: Matsushita Electric Corporation, Matsushita Electric Industrial Co., Ltd., Sharp Electronics Corp., Sharp Corp., Thomson Consumer Electronics, Toshiba Consumer Products, Inc., Toshiba American, Inc., Toshiba Corporation, General Instruments Corp., Scientific Atlanta, Inc., ATI Technologies, Inc., ADS Technologies Inc., Gateway 2000, Inc., STB Systems, Inc., Hauppauge Computer Works, Inc., WebTV Networks, Inc. and WorldGate Communications, Inc. (collectively the "Defendants"). Advanced Interactive alleges that ICTI infringed two claims of one of its patents by manufacturing, using and/or selling or offering to sell "Sourceware(TM)ChannelLink(TM). The same allegation is made against each

Defendant for its particular product or service. The Plaintiff seeks damages, but makes no claims against the patents of ICTI or any other Defendant. ICTI, and each of the Defendants, have filed an Answer and have collectively joined the Motion for Partial Summary Judgment submitted by Matsushita Electric Corporation of America, Sharp Electronics Corp., Sharp Corp. and the Toshiba Defendants. On May 12, 1999 the court denied Advanced Interactive's Motion for summary Judgement of Infringement. On February 17, 2000, the court granted the Defendants' collective Motion for Partial Summary Judgment on patent claims interpretation. This case was transferred to SourceSuite and subsequently became the responsibility of SourceSuite Acquisition on March 3, 2000 (See Note 16 - Subsequent Events). The Company believes this case is totally without merit and intends to vigorously defend itself.

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


     As part of the Company's review of its booking performance against customer sales guarantees, the Company anticipated a shortfall on several contracts. In connection with these guarantees, the Company recorded an accrued liability of $1.6 million in 1999. The related expense was included in cost of sales. All contracts with sales guarantees expire in the first quarter of 2000. These sales guarantees are fully accrued.

     The Company has employment agreements with two executives. The agreements provide that the Company will pay a base salary amount and grant stock options over a set term to the employees. In the event of a termination without cause, the Company remains obligated to make certain payments as defined in the agreements. One contract expires in 2001 and the other in 2002.

     In 1999, the company entered into severance agreements totaling $0.6 million with certain executives that provide for salary continuation for up to six months and Company payment of health insurance premiums.

4. SHORT-TERM AND RESTRICTED INVESTMENTS

    The Company held certain short-term investments in 1999, which consisted of securities that were held to maturity, and other highly liquid investments with maturities of three months or less, which were classified as cash equivalents. In 1998, all investments were highly liquid investments with maturities of three months or less and, therefore, are classified as cash equivalents.

    In connection with the October 1997 offering of Senior Secured Notes, as more fully described in Note 6 - Long-term Debt, the Company placed approximately $22.6 million of the net proceeds from the offering, representing funds sufficient, together with interest thereon, to pay the first four interest payments on the Senior Secured Notes, into an Interest Escrow Account (the "Escrow Account") for the benefit of the holders of the Senior Secured Notes. Additionally, in November 1999 the Company placed another $6.0 million in to the Escrow Account from proceeds received in the transaction with Insight. As of December 31, 1999, the Escrow Account, including accrued interest, totaled $6.0 million. Until disbursed in accordance with the Escrow and Disbursement Agreement relating to the Escrow Account, the Escrow Account is designed to secure a portion of the Company's obligations under the Senior Secured Notes. Funds will be disbursed from the Escrow Account only to pay interest on the Notes and, upon certain repurchases or redemptions of the Senior Secured Notes, to pay principal of and premium, if any, thereon. Management has the intent and ability to hold the securities in the Escrow Account to maturity. These investments are carried at amortized cost and are summarized as follows as of December 31, 1999:

                                           GROSS UNREALIZED
   (IN THOUSANDS)          AMORTIZED COST       GAINS          FAIR VALUE
                           --------------   --------------   --------------
U.S. Government agencies   $           94   $            1   $           95
Corporate obligations               5,865               37            5,902
                           --------------   --------------   --------------
Restricted investments     $        5,959   $           38   $        5,997
                           ==============   ==============   ==============

    Fair values of the securities are based on market prices or dealer quotes. All securities mature before May 1, 2000.

5. ACQUISITIONS

    In January 1997, the Company acquired all of the outstanding shares of ICTI held by minority interest shareholders in exchange for 1,390,000 shares of the Company's common stock, making ICTI a wholly-owned subsidiary of the Company. The Company also issued options to purchase 177,000 shares of the Company's common stock at exercise prices ranging from $1.43 to $4.96 per share to certain employees and directors of ICTI in exchange for their outstanding options to purchase ICTI common shares. Cash expenses related to the acquisition were approximately $0.8 million. The aggregate purchase price for the acquisition of the ICTI minority interest was approximately $11.3 million, and the acquisition was accounted for by the purchase method of accounting. The purchase price was allocated to patents, which are being amortized over a five year period.

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

    Also on October 30, 1997, the Company acquired certain assets of Voice News Network, Inc. ("VNN"), a subsidiary of Tribune Media Services, Inc., a unit of Tribune Company, for a purchase price of $9.0 million. The VNN acquisition has been accounted for by the purchase method of accounting and the purchase price was allocated to equipment, contract rights and goodwill based on the estimated fair values of the assets at the date of acquisition.

    The operating results of Brite and VNN are included in the Company's results from the date of acquisition. The following table represents the unaudited pro forma results of operations as if the acquisitions of ICTI, Brite and VNN had occurred on January 1, 1996, after giving effect to certain adjustments, including minority interest in earnings (losses) of consolidated subsidiaries, interest expense, preferred stock dividends and amortization of intangibles resulting from the allocation of the purchase price.



                                                       YEAR ENDED DECEMBER 31, 1997
                                                  --------------------------------------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
Total revenues                                                    $ 31,637
Operating loss                                                    $(28,789)
Net loss                                                          $(40,778)
Net loss attributable to common stockholders                      $(43,904)
Net loss per common share                                         $  (3.87)

Pro forma results presented above are not necessarily indicative of what actually would have occurred if the acquisitions had been consummated as of January 1, 1997, and are not intended to be a projection of future results or trends.


6. LONG-TERM DEBT

    On April 3, 1996, the Company issued a senior note (the "First Tranche Note") in the principal amount of $5.0 million and a warrant (the "First Tranche Warrant") which entitled the holder to purchase 500,000 shares of the Company's common stock at a purchase price of $10.21 per share. On September 30, 1996 and March 31, 1997, the Company issued additional senior notes in the amounts of $0.3 million and $0.4 million, respectively, for the payment of interest on the First Tranche Note. The First Tranche Note and the additional senior notes (collectively, the "Aggregate First Tranche Notes") were due on March 31, 2001 and bore interest at the rate of 13% per annum through March 31, 1998 and 12% thereafter. The estimated fair market value at the date of issuance of the First Tranche Warrant of $0.7 million was credited to capital in excess of par value and the First Tranche Note was recorded at a corresponding discount. The discount on the First Tranche Note was being amortized to interest expense using the effective interest rate method over the stated term of the First Tranche Note, resulting in an effective interest rate of 16.2%.

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

    On October 30, 1997, the Company issued Senior Secured Notes in the principal amount of $100 million, which bear interest at the rate of 12% per annum through November 1, 2004. Interest on the Notes is payable semi-annually on May 1 and November 1 of each year commencing on May 1, 1998, to holders of record at the close of business on April 15th or October 15th immediately preceding the interest payment date. The Company placed approximately $22.6 million of the net proceeds from the offering, representing funds sufficient, together with interest thereon, to pay the first four interest payments on the Notes, into the Escrow Account. Additionally, the Company placed in escrow $6.0 million in November 1999 from proceeds received in the transaction with Insight. Interest payments of $12.1 million and $12.0 million were made in 1998 and 1999, respectively. As discussed in Note 4 - Short-term and Restricted Investments, $6.0 million remains in escrow at December 31, 1999 to pay the interest due in May 2000.

    The Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company's subsidiaries (the "Subsidiary Guarantors"). The guarantees are senior obligations of the Subsidiary Guarantors and are secured by substantially all of the assets of the Subsidiary Guarantors. The guarantees rank pari passu in right of payment with all existing and future senior indebtedness of the Subsidiary Guarantors and rank senior in right of payment to all existing and future subordinated obligations of the Subsidiary Guarantors. The guarantees may be released upon the occurrence of certain events. The guarantee executed by IT Network contains a covenant that restricts payments of dividends on its capital stock to an amount sufficient to cover debt service on the Notes, redemptions or repurchases of the Notes or the Preferred Stock, dividends on the Preferred Stock and corporate overhead. The assets of the Company consist solely of investments in its subsidiaries and SourceSuite and invested proceeds from the Notes and the Preferred Stock and related warrants. Financial statements for the Subsidiary Guarantors and the parent, Source Media, Inc., on a non-consolidated basis, are not presented because management has determined that they would not be material to investors. In conjunction with the formation of the joint venture with Insight, the Company pledged its membership units in the joint venture as collateral to secure payments on the Notes.

    On December 13, 1999, $3.75 million of Notes were tendered to the Company and additional cash received in exchange for an exercise of warrants to purchase shares of common stock. Except as described below, the Company may not redeem the Notes prior to November 1, 2001. On or after such date, the Company may redeem the Notes, in whole or in part, at any time, at various redemption prices set forth in the indenture governing the Notes, together with accrued and unpaid interest, if any, to the date of redemption. In addition, at any time and from time to time on or prior to November 1, 2000, the Company may, subject to certain requirements, redeem up to 35% of the aggregate principal amount of the Notes with the cash proceeds of one or more equity offerings at a redemption price equal to 112% of the principal amount to be redeemed, together with accrued and unpaid interest, if any, to the date of redemption, provided, that, at least $65.0 million of the aggregate principal amount of the Notes remain outstanding immediately after each such redemption. The Notes are not subject to any sinking fund requirement. Upon the occurrence of a change in control, the Company will be required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of the repurchase. The indenture contains certain covenants including, but not limited to, limitations on indebtedness, restricted payments, liens, restrictions on distributions from restricted subsidiaries, sales of assets and subsidiary stock, affiliate transactions, issuances of capital stock of restricted subsidiaries and sale/leaseback transactions. See
Note 16 - Subsequent Events for additional information. As of December 31, 1999, the dealer quoted value of a Note was $0.56 per dollar face value resulting in an aggregate fair market value of approximately $53.9 million.

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

    Dividends on the Preferred Stock are payable quarterly on each February 1, May 1, August 1 and November 1, commencing February 1, 1998, at a rate of 13 1/2% of the liquidation preference per share. At the Company's option, any dividend payment occurring on or prior to November 1, 2002 may be paid either in cash or by the issuance of additional shares of Preferred Stock with a liquidation preference equal to the amount of such dividends; thereafter, dividends will be paid in cash. The certificate of designation governing the sale of the Units limits the amount of cash dividends that may be paid on the Preferred Stock. At any time and from time to time on or prior to November 1, 2000, the Company may, subject to certain requirements, redeem up to 35% of the aggregate liquidation value of the Preferred Stock with the cash proceeds of one or more equity offerings at a redemption price equal to 113 1/2% of the liquidation preference thereof, plus accumulated dividends, on the date of redemption. After November 1, 2000 and prior to November 1, 2002, the Preferred Stock is not redeemable. On or after November 1, 2002, the Company may redeem the Preferred Stock, in whole or in part, at any time, at various redemption prices, plus accumulated and unpaid dividends, to the date of redemption. Upon the occurrence of a change in control, the Company will be required to make an offer to purchase the outstanding shares of the Preferred Stock at a price equal to 101% of the liquidation preference thereof, plus accumulated and unpaid dividends, to the date of purchase. The Preferred Stock will be subject to mandatory redemption in whole on November 1, 2007, at a price equal to 100% of the then effective liquidation preference thereof, plus, without duplication, all accrued and unpaid dividends to the date of redemption. The certificate of designation contains certain covenants including, but not limited to, limitations on indebtedness, restricted payments, affiliate transactions, issuances of capital stock of restricted subsidiaries and sale/leaseback transactions. See Note 16 - Subsequent Events for addition information.

    The Preferred Stock ranks senior to all classes of common stock and to each other class of capital stock or series of preferred stock with respect to dividend rights and rights on liquidation, winding-up and dissolution of the Company. The Preferred Stock is non-voting except in certain circumstances. The Company may not authorize any new class of preferred stock that ranks senior or pari passu to the Preferred Stock without the approval of the holders of at least a majority of the shares of Preferred Stock then outstanding, voting or consenting, as the case may be, as one class, provided, however, that the Company may issue additional shares of Preferred Stock to satisfy dividend payments on outstanding shares of Preferred Stock; and further provided that the Company may issue shares of preferred stock ranking pari passu with the Preferred Stock if after giving effect thereto, the Consolidated Coverage Ratio, as defined in the certificate of designation, is greater than 1.7 to 1.0.

    The estimated fair market value of the October 1997 Warrants, which was estimated to be approximately $5.5 million, was credited to capital in excess of par value and the Preferred Stock was recorded at a corresponding discount. Additionally, $1.2 million of issuance costs were recorded on the Preferred Stock. The discount and issuance costs on the Preferred Stock are being accreted as additional preferred stock dividends using the effective dividend rate method over a ten year period, resulting in an effective dividend rate of 19.9%. As of December 31, 1999, the dealer quoted fair market value of the Preferred Stock was $14.00 per share for an aggregate value of $14.6 million.

    During 1999, the quarterly dividends due on the Preferred Stock were paid through the issuance of additional Preferred Stock having an aggregate liquidation preference of $3.2 million with terms identical to those of the Preferred Stock. The estimated fair market value of the stock issued in lieu of a cash payment on the respective dividend dates totaled $1.8 million which was recorded as preferred stock dividends.

    In 1999 a new Non-Participating Preferred Stock was issued in connection with the closing of the transaction to form the joint venture with Insight. One share was authorized and issued to Insight. The new share of preferred stock has a par value of $.001 per share and entitles Insight to designate a certain number of members of the Board of Directors (based on Insight's ownership percentage of Source Media, Inc. common stock), committee representation and preemptive rights to maintain its ownership percentage. The share may not be transferred without the written consent of the Company and is subject to mandatory redemption in the event that the holder owns less than two and one-half percent of the voting stock of the Company on a fully diluted basis.

8. STOCK OPTIONS, WARRANTS, EMPLOYEE STOCK PURCHASE PLAN AND RETIREMENT PLAN

    Stock Options

    In 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Plan"). The 1999 Plan provides for the grant of Incentive Stock Options to purchase shares of common stock only to officers and key employees of the Company and it's subsidiaries. Non-qualified stock options and stock appreciation rights may be granted to officers and employees as well as agents, directors and consultants of the Company. Options granted have a term not to exceed 10 years and, if the optionee already owns more than 10% of the Company's common stock, the incentive options cannot exceed 5 years. The total number of shares with respect to which options and stock appreciation rights may be granted under the 1999 Plan is 1,600,000 shares.

    In 1995 the Company adopted the 1995 Performance Equity Plan (the "Equity Plan"). The Equity Plan provides for the grant of options to purchase shares of the Company's common stock to employees, officers, directors, and consultants of the Company and its subsidiaries, including Holdings, IT Network and Interactive Channel. Options granted pursuant to the Equity Plan have a term of ten years from the date of grant and generally vest over four or five years. The Equity Plan, as amended, authorizes the granting of awards (stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options, and other stock-based awards, as defined), the exercise of which would allow up to an aggregate of 2,957,589 shares of the Company's common stock to be acquired. The Company does not intend to grant any additional options under this plan. An amendment to this Equity Plan, approved by shareholders, allows for any authorized shares in excess of options granted and outstanding to be granted under the 1999 Plan. Forfeited shares are canceled under the 1995 plan and assigned as authorized under the 1999 plan.

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

    The following table is a summary of stock option activity under the employee stock option plans during the years ended December 31, 1997, 1998, and 1999:

                                      OPTIONS AVAILABLE  SHARES UNDER       AGGREGATE       OPTIONS OR EXERCISE
EMPLOYEE STOCK OPTION ACTIVITY           FOR GRANT          OPTION            PRICE          PRICE PER SHARE
                                      -----------------  ------------      ------------     -------------------

Balance at December 31,1996                      --        1,061,744       $  9,923,401        $0.74-$11.50
    Options authorized                      500,000               --                 --                  --
    Options granted                        (176,000)         176,000          1,280,700          6.41-13.31
    Options exercised                            --          (90,803)          (758,755)         0.74-10.40
    Options canceled - 1995 Plan            149,324         (149,324)        (1,376,794)         6.41-11.12
    Options canceled - Other plans               --          (21,910)          (204,820)          3.72-9.77
                                         ----------       ----------       ------------       -------------
Balance at December 31,1997                 473,324          975,707          8,863,732          0.74-13.31
    Options authorized                      575,000               --                 --                  --
    Options granted                      (1,068,201)       1,068,201          9,357,781          6.28-14.00
    Options exercised                            --          (51,888)          (469,317)         0.74-11.12
    Options canceled - 1995 Plan             38,653          (38,653)          (353,452)         6.41-11.12
    Options canceled - Other Plans               --           (9,898)           (96,272)          3.72-9.77
                                         ----------       ----------       ------------       -------------
Balance at December 31, 1998                 18,776        1,943,469         17,302,472          3.72-14.00
    Options Authorized                    2,582,589               --                 --                  --
    Options Granted                      (1,276,965)       1,276,965         19,177,596          6.63-16.63
    Options Exercised                            --         (579,076)        (4,980,295)         3.72-13.31
    Options Cancelled - 1995 Plan           248,285         (248,285)        (2,744,506)         6.41-16.63
    Options Cancelled - Other Plans              --             (469)            (4,581)               9.77
                                         ----------       ----------       ------------       -------------
Balance at December 31, 1999              1,572,685        2,392,604       $ 28,750,686        $3.72-$16.63
                                         ==========       ==========       ============       =============




    During 1995, the Company adopted the 1995 Nonqualified Stock Option Plan for Non-Employee Directors (the "Directors' Plan"). The Directors' Plan provides for the automatic annual grant to each non-employee director of the Company an option to purchase 3,000 shares of common stock. Options granted under the Directors' Plan have an exercise price equal to the fair market value of the common stock (calculated as the average of the closing prices for the five trading days prior to the grant date) and are exercisable at any time from the date of grant until the fifth anniversary thereof. The Directors' Plan, as amended on May 21, 1997, provides for the grant of options to purchase up to 300,000 shares of common stock. The following table is a summary of stock option activity under the Directors' Plan during the years ended December 31, 1997, 1998, and 1999:


DIRECTORS' PLAN       OPTIONS  SHARES                                 WEIGHTED AVERAGE
  STOCK OPTION       AVAILABLE  UNDER   AGGREGATE  OPTION OR EXERCISE  EXERCISE PRICE
  ACTIVITY           FOR GRANT OPTION     PRICE      PRICE PER SHARE     PER SHARE
                     --------- ------- ----------- ------------------ ----------------

Balance at
  December 31, 1996    60,000   30,000 $   318,300     $10.43-$10.89      $10.61
Options authorized     50,000       --          --                --          --
Options granted       (15,000)  15,000      88,650              5.91        5.91
                      -------  ------- -----------   ---------------      ------
Balance at
  December 31, 1997    95,000   45,000     406,950        5.91-10.89        9.04
Options granted       (33,000)  33,000     617,670       13.77-22.84       18.72
Options exercised          --   (6,000)    (63,938)      10.43-10.89       10.66
                      -------  ------- -----------   ---------------      ------
Balance at
  December 31, 1998    62,000   72,000     960,682        5.91-22.84       13.34
Options Granted       (18,000)  18,000     237,384             13.19       13.19
Options Exercised          --  (12,000)   (127,875)      10.43-10.89       10.66
                      -------  ------- -----------   ---------------      ------
Balance at
  December 31, 1999    44,000   78,000 $ 1,070,191      $5.91-$22.84      $13.72
                      =======  ======= ===========   ===============      ======


    Pursuant to an agreement, each of the 176,958 options for ICTI common shares outstanding at the effective time of the acquisition of the remaining minority interest of ICTI was exchanged for an option (a "Replacement Option") to purchase shares of common stock of Source Media. During 1999, 11,963 Replacement Options were exercised at a weighted average exercise price of $4.15. As of December 31, 1999, the remaining options represent the right to purchase 23,928 shares of common stock at a weighted average exercise price of $4.10 per share.

    Certain additional information for all outstanding options as of December 31, 1999, is being presented based on a range of exercise prices as follows:

                                                 EXERCISE PRICES
                                   $3.97-$4.15    $5.91-$16.63       $22.84
                                  -------------   -------------   -------------

Number of outstanding options            23,928       2,440,604          18,000
Weighted average exercise price
  of outstanding options          $        4.10   $       11.95   $       22.84
Weighted average remaining life      6.38 years       8.4 years      8.58 years
Number of options exercisable            23,928       1,198,199          18,000
Weighted average exercise price
  of options exercisable          $        4.10   $       10.60   $       22.84

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

                             1997          1998          1999
                          ---------     ---------     ---------
Risk-free interest rate     6.21%         5.31%         4.83%
Expected dividend yield     0.00%         0.00%         0.00%
Expected volatility           30%           76%          104%
Expected lives            4.0 years     2.7 years     2.6 years


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

    The weighted-average fair value of stock options granted during the years ended December 31, 1997, 1998 and 1999 was $2.55, $4.50, and $9.35,
respectively. For purposes of the pro forma disclosures, the estimated fair value of stock options granted from January 1, 1995 through December 31, 1999 have been amortized to expense over the vesting period. The Company's pro forma information for FAS 123 follows (in thousands, except for loss per common share information):

                                            1997         1998         1999
                                         ----------   ----------   ----------

Net loss attributable to
  common stockholders        As reported $   32,797   $   62,626   $   40,019
                             Pro forma   $   33,471   $   64,271   $   44,548

Net loss per common share    As reported $     2.89   $     5.21   $     2.93
                             Pro forma   $     2.95   $     5.35   $     3.26


Warrants

    The Company has issued warrants for the purchase of shares of its common stock from time to time in connection with various financing transactions and for advisory and consulting services provided to the Company. The majority of the warrants provide for registration rights. As of December 31, 1999, outstanding warrants for the purchase of common stock of the Company were:

       SHARES ISSUABLE     EXERCISE PRICE
        UPON EXERCISE        PER SHARE        EXPIRATION DATE
       ---------------     --------------     --------------
        1,025,013             $ 6.00                May 2000
          100,000               6.41                May 2000
        2,253,863(1)           11.00               June 2000
           83,085              10.80           February 2001
          147,394              10.50           December 2002
           85,878               6.00              March 2004
              175               4.38               June 2007
          450,000              20.00           November 2004
        4,596,786              20.00           November 2004
          210,649               0.01           November 2007
       ----------
        8,952,843
       ==========


(1) In the event the sales price of the Company's common stock equals or exceeds $20.00 per share for 20 consecutive trading days, the Company will have the right to call warrants representing 2,253,863 common shares upon 20 days written notice at a price of $11.00 per share.

    997758 Class Y Stock Exchange Rights

    On September 24, 1992, the Company's subsidiary, 997758, entered into an agreement with an individual to issue shares of 997758's nonvoting Class Y shares in exchange for Class A Subordinate Voting Shares and Class B Multiple Voting Shares of ICTI owned by such individual. The individual has the right at any time through May 20, 2000, to exchange any or all of the Class Y shares of 997758 for up to an aggregate of 206,376 shares of the Company's common stock. Each exercise of the exchange rights shall include at least Cdn $150,000 in value of Class Y shares of 997758 being exchanged for the Company's common stock. Subsequent to year end, the right to exchange was extended until May 20, 2001.

    Shares Reserved for Future Issuance

    As of December 31, 1999, common shares reserved for future issuance were as follows:

                                                     NUMBER OF
                    SECURITY                      RESERVED SHARES
     ----------------------------------------     ---------------
      Warrants...............................          8,952,843
      Stock options..........................          2,482,532
      Employee stock purchase plan...........             45,036
      997758 Class Y Stock exchange rights...            206,376
                                                      ----------

                                                      11,686,787
                                                      ==========


    Employee Stock Purchase Plan and Retirement Plan

    During July 1996, the Company's Board of Directors adopted the Employee Stock Purchase Plan (the "Plan"), which was approved by the Company's stockholders at the 1997 annual meeting. Under the Plan, eligible employees may purchase shares of the Company's common stock at a discount through voluntary monthly payroll deductions with a maximum contribution being 10% of an eligible employee's salary, beginning in September 1996. Semi-annually, on June 30 and December 31, participant account balances are used to purchase shares at the lesser of 85 percent of the fair market value of the common stock on either the first or last day of the subscription period. In connection with the Plan, the Company has set aside 100,000 shares of common stock held in treasury. On June 30, 1999 and December 31, 1999, 6,857 shares and 5,664 shares of common stock were purchased by employees at prices of $14.13 per share and $13.60 per share, respectively.

    The Company sponsors a defined contribution plan covering substantially all employees; the plan is qualified under Section 401(k) of the Internal Revenue Code. Under the provisions of the plan, eligible participating employees may elect to contribute up to the maximum amount of tax deferred contribution allowed by the Internal Revenue Code.

    Anti-Dilution Provisions

    Certain of the warrants to purchase common stock contain anti-dilution provisions whereby the exercise price and the number of shares exercisable pursuant to the warrants may be adjusted from time to time upon the occurrence of certain events. In connection with such provisions, warrants to purchase 1,034,687 shares of common stock at a purchase price of $7.44 per share were adjusted to provide for the purchase of the same number of shares at a purchase price of $6.00 per share, and warrants to purchase 28,302 shares of common stock at a purchase price of $10.60 per share were adjusted to provide for the purchase of 68,498 shares at a purchase price of $4.38 per share upon the issuance of common stock in connection with the ICTI acquisition discussed in
Note 5 - Acquisitions and the amendment to the First Tranche Warrant and issuance of the Second Tranche Warrants discussed in Note 6 - Long-term Debt, respectively.

9. NOTES RECEIVABLE FROM STOCKHOLDERS

    On May 20, 1993, the Company loaned $0.8 million to the individual holding Class Y shares of 997758, which note is secured by the individual's holdings in 997758 and bears interest at a rate per annum of 2%, payable quarterly. The unpaid principal and interest become due on May 20, 2000. Subsequent to year end the due date on the Note was extended until May 20, 2001. The Company recorded a discount to reflect the difference between the actual interest rate and a reasonable market rate (10%) and increased goodwill accordingly. The note and accrued interest, net of the unamortized discount of $0.1 thousand and $0.5 thousand as of December 31, 1999 and 1998, respectively, are reflected as a reduction of minority interests in the accompanying consolidated balance sheet.


    On June 30, 1993, the Company loaned $0.1 million to an officer, director and stockholder. This loan bore interest at the rate of

10% per annum, with the principal amount and accrued interest due and payable on May 31, 1999. All amounts due were received on May 31, 1999.

10.  LEASES

    The Company leases office space and various office equipment under operating leases. Rent expense was $0.9 million, $1.1 million and $1.1 million for the years ended December 31, 1997, 1998, and 1999, respectively.

    At December 31, 1999, aggregate amounts of future minimum payments under lease commitments are as follows:


                                                  OPERATING LEASES
                                                   (IN THOUSANDS)
             2000                                       $809
             2001                                        263
             2002                                         14
             2003                                          6
                                                      ------
             Total future minimum lease payments      $1,092
                                                      ======


11.  INCOME TAXES

    For the years ended December 31, 1997, 1998 and 1999, the Company had no provision or benefit for income taxes because the deferred benefit from the operating losses was offset by an increase in the valuation allowance of $4.1 million, $18.3 million and $9.9 million, respectively. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                          1997          1998          1999
                                      ------------  ------------  ------------
Deferred tax liabilities:
Tax over book depreciation            $   (548,386) $   (523,243) $   (353,932)
Book over tax basis in investment
 in joint venture                               --            --    (3,909,790)
Other                                      (11,156)       (7,706)      (19,707)
                                      ------------  ------------  ------------
Total deferred tax liabilities            (559,542)     (530,949)   (4,283,429)
Deferred tax assets
   Net operating loss carryforwards     24,136,650    32,431,574    46,376,006
   Investment tax credits                  801,712       488,025       459,279
   Unearned income                       1,491,716       787,065       712,132
   Book over tax amortization of
    intangibles                            414,831    10,420,726    10,290,481
   Reserve for fixed asset impairment      739,763       739,763            --
   Accrued expenses                         61,248       927,397     1,527,482
   Other                                    56,967       143,312       227,303
                                      ------------  ------------  ------------
Total deferred tax assets               27,702,887    45,937,862    59,592,683
Valuation allowance for deferred tax
 assets                                (27,143,345)  (45,406,913)  (55,309,254)
                                      ------------  ------------  ------------
Net of valuation allowance                 559,542       530,949     4,283,429
                                      ------------  ------------  ------------
Net deferred tax asset                $         --  $         --  $         --
                                      ============  ============  ============

    At December 31, 1999, the Company had net operating loss carryforwards of approximately $124.5 million for United States income tax purposes, that expire in 2003 through 2019, which may be used to reduce future United States taxable income. The Tax Reform Act of 1986 imposes limitations on the use of net operating loss carryforwards if certain stock ownership changes occur. An ownership change occurred in 1995 that caused utilization of $23.1 million of the Company's net operating losses to be limited to approximately $9.0 million in a given year.

    At December 31, 1999, ICTI had net operating loss carryforwards for Canadian income tax purposes of approximately Cdn $0.7 million, expiring in 2000 through 2003, which may be used to reduce future Canadian taxable income of ICTI. ICTI also has available at December 31, 1999 investment tax credits totaling Cdn $0.8 million, expiring in 2000 through 2002. At December 31, 1999, ICTI had net operating loss carryforwards for Ontario Provincial income tax purposes of approximately Cdn $0.5 million, expiring in 2002 through 2003, which may be used to reduce future Ontario taxable income of ICTI.

    Certain transactions between ICTI and its subsidiaries in March 1997 resulted in taxable income of approximately $7.0 million in the United States and Canada and the utilization of net operating losses in both countries in 1997. Certain transactions between ICTI and its subsidiaries in 1998 resulted in utilization of approximately Cdn $4.0 million of Canadian net operating loss carryforwards.

12.  CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

    The Company performs ongoing credit evaluations of its customers and does not require collateral. Overall concentrations of credit risk with respect to receivables, except for the customers discussed below, are limited because of the large number of customers in the Company's customer base, the relatively small dollar amount of individual customer balances and their dispersion across many different industries and geographic areas. The Company maintains an allowance for doubtful accounts which was $0.6 million and $0.4 million as of December 31, 1999 and 1998, respectively, to reserve for potential credit losses, which have historically been within management's expectations. Write-offs against the accounts receivable reserve totaled $0.9 million in 1999.

    As of December 31, 1999 and 1998, balances due from BellSouth Advertising and Publishing represented 16% and 21%, respectively, of the Company's accounts receivable. No other customer represented more than 10% of the Company's accounts receivable as of December 31, 1999 or 1998.

    For the years ended December 31, 1999 and 1998, a major customer accounted for 18% and 12% of monetary revenue, respectively. For the year ended December 31, 1997, this major customer accounted for 11% of the monetary revenues while another major customer accounted for 10% of monetary revenues. No other customer accounted for greater than 10% of monetary revenues for any of the three years ended December 31, 1999.

13.  MANAGEMENT PLANS

    The Company has reported a net loss of approximately $38.2 million for the year ended December 31, 1999, incurred accumulated losses from inception to December 31, 1999 aggregating to approximately $187.1 million, and reported negative cash flows from operations for the year ended December 31, 1999 of approximately $26.7 million and a capital deficiency of $68.9 million. The Company's 2000 operating plan contemplates focusing activities to expand revenues at the Company's IT Network division through expansion into the internet business and successfully expanding its interactive program guide and programming services for its Interactive TV business. Based on its plans, management expects to be able to fund its operations and meet its current maturing obligations through the end of 2000; however, there can be no assurance that the Company will be successful in its efforts to grow revenues or expand its distribution of Interactive TV products.

14.  EQUITY IN SOURCESUITE JOINT VENTURE

      On November 17, 1999 the Company completed the creation of a joint venture, SourceSuite LLC, with Insight to conduct the business of its former VirtualModem(TM) and Interactive TV lines of business. The investment in SourceSuite LLC is accounted for by the equity method. The Company contributed certain assets of the "VirtualModem(TM)" and "Interactive Channel" products and businesses in exchange for a 50% ownership in SourceSuite. Insight contributed $13 million in cash to SourceSuite in exchange for a 50% interest. The joint venture is managed by the Company within the terms of the operating agreement and the annual operating plan approved by the Management Committee. Special actions by SourceSuite require approval of a four member management committee with equal representation, by both Source Media and Insight, on the Management Committee. The Operating Agreement of SourceSuite restricts any distribution of equity to members for a period of three years.

     The Company recorded its share of SourceSuite's results of operations on the equity method in the Consolidated Statement of Operations. Assets of the Company which were transferred to SourceSuite were reclassified at their historical net book value, to the investment in joint venture account in the Consolidated Balance Sheet. In addition, the value of warrants issued to Insight as part of the transaction have been included in the investment in the joint venture account. The fair value of these warrants were valued at $13.8 million using a Black-Scholes model.

      Assets contributed to SourceSuite have been valued within SourceSuite at fair value based on the cash received by SourceSuite from Insight for a 50% interest in the joint venture.

     A summary of the difference between the investment and the underlying equity interest in the net assets of the joint venture at December 31, 1999 is as follows:

50% of joint venture net assets                          $ 12,296
Less: step-up of assets contributed to the
     joint venture not reflected by Source Media           (7,560)
Plus: Additional investment resulting from the
     issuance of warrants to the joint venture partner
     and transaction closing cost                          13,933
                                                         --------
Investment in joint venture balance at
         December 31, 1999                               $ 18,669
                                                         ========

     The Company records amortization of the assets contributed to the joint venture on its historical basis. The warrants issued to the joint venture partner are amortized over five years.

     Summary financial data of SourceSuite at December 31, 1999 is as follows (in thousands):

           Assets:
                 Current Assets                            $ 13,150
                 Property and Equipment, net                    588
                 Intangible assets, net                      13,834
                                                           --------
                                                           $ 27,572
                                                           ========

           Liabilities and Members' Equity:
                Current liabilities                        $  1,981
                Deferred taxes                                  999
                Members' equity                              24,592
                                                           --------
                                                           $ 27,572
                                                           ========

           Net Loss:
                Net loss before taxes                      $(2,192)
                Income tax benefit                              784
                                                           --------
                Net loss                                   $(1,408)
                                                           ========

15.  SEGMENT REPORTING

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

    The Interactive TV business had developed proprietary software and interactive programming services that can enable digital, two way television systems equipment with digital (or advanced analog) set-top boxes to deliver two-way, interactive programming with the touch of a set-top remote or the use of a wireless keyboard. The Interactive TV business includes the results of the Interactive Channel and ICTI subsidiaries and the Company's 50% equity interest in the results of SourceSuite from November 17, 1999.

    The total revenues, expenses and assets by reportable operating segments are used in the Company's operations and do not include general corporate overhead and assets not allocated to the operating units. These assets and expenses have been separately disclosed for reconciliation purposes.

    The following are operating results and certain other information by business segment:

                                                 YEAR ENDED DECEMBER 31,
                                              1997         1998        1999
                                            ---------    --------    --------
                                                     (IN THOUSANDS)
Monetary revenues:
      IT Network                            $  12,082    $ 24,244    $ 19,105
      Interactive TV                              305         108          42
                                            ---------    --------    --------
Total monetary revenues                     $  12,387    $ 24,352    $ 19,147
                                            =========    ========    ========

Nonmonetary revenues:
      IT Network                            $   6,044    $  1,756    $  1,823
      Interactive TV                               --          --          --
                                            ---------    --------    --------

Total nonmonetary revenues                  $   6,044    $  1,756    $  1,823
                                            =========    ========    ========

Net revenues:
      IT Network                            $  18,126    $ 26,000    $ 20,928
      Interactive TV                              305         108          42
                                            ---------    --------    --------

Total net revenues                          $  18,431    $ 26,108    $ 20,970
                                            =========    ========    ========
Operating loss:
      IT Network                            $    (163)   $(29,475)   $ (6,145)
      Interactive TV                          (19,892)    (11,325)     (9,017)
      Corporate                                (4,435)     (7,960)     (9,860)
                                            ---------    --------    --------
Total operating loss                        $ (24,490)   $(48,760)   $(25,022)
                                            =========    ========    ========
Equity interest in loss of joint venture:
      Interactive TV                        $      --    $     --    $ (1,013)
                                            =========    ========    ========
Identifiable assets:
      IT Network                            $  51,374    $ 19,408    $ 15,474
      Interactive TV                            9,959       8,401      20,675
      Corporate                                52,169      28,780      21,867
                                            ---------    --------    --------
Total identifiable assets                   $ 113,502    $ 56,589    $ 58,016
                                            =========    ========    ========
Depreciation and amortization:
      IT Network                            $   2,835    $  5,684    $  4,329
      Interactive TV                            4,466       2,925       2,765
      Corporate                                    --         251         218
                                            ---------    --------    --------
Total depreciation and
      Amortization                          $   7,301    $  8,860    $  7,312
                                            =========    ========    ========
Equity in Joint Venture:
      Interactive TV                        $      --    $     --    $ 18,669
                                            =========    ========    ========
Capital expenditures:
      IT Network                            $   2,838    $    993    $    643
      Interactive TV                            1,944         432         570
      Corporate                                    --          85          22
                                            ---------    --------    --------
Total capital expenditures                  $   4,782    $  1,510    $  1,235
                                            =========    ========    ========

16. SUBSEQUENT EVENTS

TRANSACTION WITH LIBERATE

    On March 3, 2000, the Company and Insight sold their respective interests in their joint venture to Liberate in exchange for the issuance to each of the Company and Insight of 886,000 shares of common stock in Liberate. Prior to the sale of the joint venture, cash equal to the value of the retained business was contributed by the joint venture to a new joint venture, originally called SourceSuite Acquisition LLC, of which the Company and Insight Interactive now each own 50%. The new joint venture used these funds to purchase the retained business, which includes the interactive programming guide and related content business, from the original joint venture. The Company will act as manager of the new joint venture and carry out the interactive programming guide and related content business within the operating plan established by the Management Committee. Additionally, the Company and Insight will be required to provide additional funding to SourceSuite Acquisition LLC in the event of a capital call by SourceSuite Acquisition LLC.

    Following the merger, Liberate will provide to SourceSuite Acquisition LLC, without charge, specific software development services for the Interactive Channel products under a programming services agreement. SourceSuite Acquisition LLC entered into a preferred content provider agreement with Liberate which allows Liberate to offer pricing incentives to its customers that use SourceSuite Acquisition LLC's local content services with the Virtual Modem products.

    After the completion of the sale to Liberate, the original joint venture changed it name from SourceSuite LLC to Liberate Technologies LLC and the new joint venture changed its name from SourceSuite Acquisition LLC to SourceSuite LLC.

     The following pro forma condensed balance sheet reflects the Company's sale of its investment in SourceSuite as if the transaction was consummated as of December 31, 1999. For pro forma purposes, the investment in Liberate stock was valued at $98.6875 per share, the closing price per share on the date of sale, March 3, 2000.

                                    As of December 31, 1999
   Current Assets                          $110,432
   Total Assets                             131,145
   Stockholder equity                         4,257

    The following pro forma condensed statement of operations gives effect to the Insight and Liberate transactions as if they had occurred on January 1, 1998.


                                            Year ended           Year Ended
                                         December 31, 1998    December 31, 1999

           Pro forma net sales               $ 26,001              $ 20,928
           Pro forma operating loss           (35,492)              (12,128)
           Pro forma net loss
           attributable to common
           shareholders                       (52,454)              (29,892)
           Pro forma basic and dilutive
           loss per common share                (4.08)                (2.06)


    PROPOSED EXCHANGE

    Subsequent to year end, the Company announced proposals to exchange common stock for its Senior Secured Notes and Preferred Stock. Under the proposal to exchange Notes, up to 50 shares of common stock would be exchanged for each $1,000 in principal amount of the Notes held with the actual number of shares to be determined by the average closing price of the common stock based on certain closing price ranges. Under the proposal to exchange Preferred Stock, up to 50 shares of common stock would be exchanged for each $1,000 of liquidation preference on the Preferred Stock held with the actual number of shares to be determined by the average close price of the common stock based on certain closing price ranges. The exchange offers, if made, will be subject to certain conditions.

                         Report of Independent Auditors

Members and Management Committee
SourceSuite, LLC

We have audited the accompanying consolidated balance sheet of SourceSuite, LLC (the Company) at December 31, 1999, and the related consolidated statement of operations and members' equity and cash flows for the period from inception (November 17, 1999) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SourceSuite, LLC at December 31, 1999, and the consolidated results of its operations and its cash flows for the period from inception (November 17, 1999) through December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Dallas, Texas                                            /s/ ERNST & YOUNG LLP
March 3, 2000

                                SourceSuite, LLC

                           Consolidated Balance Sheet

                                December 31, 1999
                             (Dollars in thousands)

ASSETS
Current assets:
   Cash and cash equivalents                             $ 13,078
   Prepaid expenses and other current assets                   72
                                                         --------
Total current assets                                       13,150

Property and equipment:
   Computer and production equipment                          666
   Accumulated depreciation                                   (78)
                                                         --------
Net property and equipment                                    588

Intangible assets:
   Patents                                                 12,396
   Goodwill                                                 1,793
                                                         --------
                                                           14,189
   Accumulated amortization                                  (355)
                                                         --------
Net intangible assets                                      13,834
                                                         --------
Total assets                                             $ 27,572
                                                         ========

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
   Accounts payable                                      $     59
   Accrued liabilities                                        464
   Payable to Source Media, Inc.                            1,458
                                                         --------
Total current liabilities                                   1,981

Deferred taxes                                                999

Members' equity:
   Contributed capital, 1,000,000 units authorized and
       outstanding                                         26,000
   Accumulated deficit                                     (1,408)
                                                         --------
Total members' equity                                      24,592
                                                         --------
Total liabilities and members' equity                    $ 27,572
                                                         ========



See accompanying notes.

                                SourceSuite, LLC

                      Consolidated Statement of Operations

       Period from Inception (November 17, 1999) through December 31, 1999
                                 (In thousands)

Revenues                                          $    --

Operating expenses:
   Selling, general and administrative expenses     1,538
   Research and development expenses                  377
   Amortization of intangible assets                  355
                                                  -------
Total operating expenses                            2,270
                                                  -------

Operating loss                                     (2,270)
Interest income                                        78
                                                  -------
Net loss before taxes                              (2,192)

Income tax benefit                                    784
                                                  -------
Net loss                                          $(1,408)
                                                  =======



See accompanying notes.

                                SourceSuite, LLC

                          Statement of Members' Equity

       Period from Inception (November 17, 1999) through December 31, 1999
                             (Dollars in thousands)

                                               MEMBERSHIP  MEMBERS'
                                                 UNITS      EQUITY
                                               ----------  --------

Sale of membership units on November 17,1999   1,000,000   $ 26,000

Net loss                                              --     (1,408)

                                               ---------   --------
December 31, 1999                              1,000,000   $ 24,592
                                               =========   ========



See accompanying notes.

                                SourceSuite, LLC

                             Statement of Cash Flows

       Period from Inception (November 17, 1999) through December 31, 1999
                                 (In thousands)


OPERATING ACTIVITIES
Net loss                                               $ (1,408)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                            78
     Amortization of intangible assets                      355
     Changes in operating assets and liabilities:
       Prepaid expenses and other current assets            (23)
       Deferred taxes                                      (794)
       Accounts payable and accrued liabilities             507
       Related party payable                              1,458
                                                       --------
Net cash provided by operating activities                   173

INVESTING ACTIVITY
Capital expenditures                                        (95)
                                                       --------
Net cash used in investing activity                         (95)

FINANCING ACTIVITY
Proceeds from sale of membership units                   13,000
                                                       --------
Cash provided by financing activity                      13,000
                                                       --------

Net increase in cash and cash equivalents                13,078
Cash and cash equivalents at beginning of period             --
                                                       --------
Cash and cash equivalents at end of period             $ 13,078
                                                       ========

Non-cash investing and financing activities:
   Net assets contributed to SourceSuite in exchange
     for membership units                              $ 13,000
                                                       ========



See accompanying notes.

                                SourceSuite, LLC

                   Notes to Consolidated Financial Statements

       Period from Inception (November 17, 1999) through December 31, 1999

1. DESCRIPTION OF BUSINESS

SourceSuite, LLC ("SourceSuite" or "Company"), a Delaware limited liability company, was formed on November 17, 1999 as a joint venture between Source Media, Inc.("Source Media") and Insight Interactive, LLC ("Insight"). Source Media conveyed certain assets related to its "VirtualModem(TM)" and "Interactive Channel" products and businesses and Insight contributed $13 million in cash to SourceSuite in exchange for each owning a 50% interest in SourceSuite. On March 3, 2000, Insight and Source Media sold their respective interests in SourceSuite to Liberate Technologies ("Liberate"). (See Note 8 - Subsequent Events.)

SourceSuite operates primarily in the United States while technological development efforts are performed by its Canadian subsidiary, SourceSuite Canada, Inc.

SourceSuite will continue the development of the proprietary software contributed to SourceSuite by Source Media and will provide interactive programming services that can enable digital, two-way television systems equipped with digital (or advanced analog) set-top boxes to deliver two-way, interactive programming with the touch of a set-top remote or the use of a wireless keyboard.

2. ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned Canadian subsidiary, SourceSuite Canada, Inc. All material inter-company amounts and transactions have been eliminated.

BASIS OF PRESENTATION

Assets contributed to the joint venture by Source Media have been valued at the fair value on the date of contribution based on contribution of cash for an equal ownership percentage by Insight.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                                SourceSuite, LLC

2. ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

The Company classifies all highly liquid investments with original maturities of three months or less as cash equivalents. These investments are recorded at cost, which approximates market.

COMPUTER AND PRODUCTION EQUIPMENT

Computer and production equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives (three to five years) of the assets.

INTANGIBLE ASSETS

Goodwill resulted from the establishment of a deferred tax liability from the basis difference between book and tax for the assets contributed to the joint venture. Intangible assets are patents which were recorded at a fair value based on contribution of cash for an equal ownership interest by the other investor less the fair value of computer and production equipment assets also received. Intangible assets are amortized using the straight-line method over an estimated useful life of five years.

The carrying value of intangible assets is reviewed for impairment whenever events or changes in circumstances indicated that there may be an impairment. If the review indicates that any of the intangibles will not be recoverable, as determined by an analysis of undiscounted cash flows, the intangible asset will be reduced to its estimated fair value.

TRANSLATION OF FOREIGN CURRENCIES

The financial position and results of operations of SourceSuite Canada are measured using local currency (Canadian dollar) as the functional currency and are translated to U.S. dollars in these consolidated financial statements. Assets and liabilities of this subsidiary are translated at the exchange rate in effect at each balance sheet date. Statement of operations accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments and foreign currency gains and losses have not been significant and accordingly, have not been separately presented.

                                SourceSuite, LLC

2. ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

COMPREHENSIVE INCOME

There are no significant comprehensive income items, therefore, comprehensive income is equal to net income and not separately shown on the Consolidated Statement of Operations.

3. INCOME TAXES

Significant components of the income tax benefit are as follows (in thousands):

               Current tax expense:
                 Foreign                                         $   10

               Deferred tax expense (benefit):
                 Federal                                           (697)
                 State                                              (97)
                                                                 ------
               Total                                             $ (784)
                                                                 ======



The reconciliation of income tax computed at the US federal statutory rates to income tax benefit is (in thousands):

                Benefit at US statutory rate                     $ (745)
                State income taxes (net of federal effect)          (66)
                Foreign taxes                                        10
                Nondeductible goodwill amortization                  17
                                                                 ------
                                                                 $ (784)
                                                                 ======


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1999 are as follows (in thousands):

                                SourceSuite, LLC

3. INCOME TAXES (CONTINUED)

             Deferred tax liabilities:
               Patents                            $  1,750

             Deferred tax assets:
               Accrued expenses                        167
               Net operating loss                      584
                                                  --------
             Total deferred tax assets                 751
                                                  --------
             Net deferred tax liabilities         $    999
                                                  ========

4. MEMBERS' EQUITY

Distribution of equity to members is restricted by the Company's Operating Agreement for a period of three years.

5. RELATED PARTY TRANSACTIONS

As part of the joint venture agreement between Source Media and Insight, Source Media manages the day to day operations of SourceSuite within the terms of SourceSuite's operating plan. As part of this arrangement, SourceSuite reimburses Source Media for the direct costs of the Interactive TV business and certain overhead costs. These costs amounted to $1.5 million for the period ended December 31, 1999 and are included in the payable to related parties and are reimbursed to Source Media on a regular basis.

6. COMMITMENTS AND CONTINGENCIES

Upon formation of the joint venture, SourceSuite assumed the responsibility for the following litigation from Source Media:

Interactive Channel Technologies, Inc. ("ICTI") and SMI Holdings, Inc. (subsidiaries of Source Media), filed a patent infringement suit against Worldgate Communications, Inc. ("Worldgate") in federal district court in Delaware in May 1998. In June 1998, Worldgate filed a Counterclaim against the plaintiffs and Source Media for, among other things, unfair competition, interference with contract and trade secret misappropriation. The Counterclaim defendants denied the allegations in the Counterclaim. Subsequent to year-end, the relevant patents and this litigation were assumed by Liberate as part of the sale of SourceSuite.

                                SourceSuite, LLC

6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

On October 6, 1998, Advanced Interactive, Inc. filed a complaint in U.S. District Court for the Northern District of Illinois, Eastern Division, against ICTI and the following companies: Matsushita Electric Corporation, Matsushita Electric Industrial Co., Ltd., Sharp Electronics Corp., Sharp Corp., Thomson Consumer Electronics, Toshiba Consumer Products, Inc., Toshiba American, Inc., Toshiba Corporation, General Instruments Corp., Scientific Atlanta, Inc., ATI Technologies, Inc., ADS Technologies Inc., Gateway 2000, Inc., STB Systems, Inc., Hauppauge Computer Works, Inc., WebTV Networks, Inc. and WorldGate Communications, Inc. (collectively the "Defendants"). Advanced Interactive, Inc. alleges that ICTI infringed two claims of one of its patents by manufacturing, using and/or selling or offering to sell Sourceware(TM) ChannelLink (TM). The same allegation is made against each Defendant for its particular product or service. The Plaintiff seeks damages, but makes no claims against the patents of ICTI or any other Defendant. ICTI, and each of the Defendants, have filed an Answer and have collectively joined the Motion for Partial Summary Judgment submitted by Matsushita Electric Corporation of America, Sharp Electronics Corp., Sharp Corp. and the Toshiba Defendants. On May 12, 1999 the court denied Advanced Interactive Inc.'s Motion for summary Judgement of Infringement. On February 17, 2000, the court granted the Defendants' collective Motion for Partial Summary Judgment on patent claims interpretation. This case was transferred to SourceSuite under the terms of the joint venture agreement and subsequently became the responsibility of SourceSuite Acquisition LLC on March 3, 2000 (See Note 8 - Subsequent Events).

7. YEAR 2000 DISCLOSURES (UNAUDITED)

SourceSuite is dependent upon the computer systems of Source Media. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Source Media computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business.

Based on assessments made by Source Media, it was determined that certain of its software and hardware would be required to be modified or replaced so that those systems will properly utilize dates beyond December 31, 1999. Source Media has informed SourceSuite that all required modifications or replacements of existing software and certain hardware have been completed and no Year 2000 issues were encountered.

                                SourceSuite, LLC

7. YEAR 2000 DISCLOSURES (UNAUDITED) (CONTINUED)

To date, Source Media is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, Source Media has no means of ensuring that external agents are or will continue to be Year 2000 compliant. The effect of noncompliance by external agents is not determinable.

Source Media utilized both internal and external resources to reprogram, replace, test and implement the software and operating equipment for Year 2000 modifications. No costs of modification were incurred by SourceSuite.

8. SUBSEQUENT EVENTS

TRANSACTION WITH LIBERATE TECHNOLOGIES

On March 3, 2000 Source Media and Insight sold their respective interests in SourceSuite to Liberate in exchange for the issuance of 886,000 shares of common stock in Liberate to both Source Media and Insight. Prior to the sale of SourceSuite, cash equal to the value (as determined by an independent appraisal) of the retained business, consisting of the interactive programming guide and related content business, was contributed by SourceSuite to SourceSuite Acquisition LLC, of which Source Media and Insight each own 50%. SourceSuite Acquisition LLC used these funds to purchase the retained business from SourceSuite, which comprised fixed assets with a net book value of approximately $200,000 and certain accrued liabilities, for $1.1 million. After the closing of the sale, the Company changed its name to Liberate Technologies LLC and SourceSuite Acquisition LLC changed its name to SourceSuite, LLC.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, Source Media, Inc. has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date: March 30, 2000                   SOURCE MEDIA, INC.


                                           /s/ Stephen W. Palley
                                           ------------------------------------
                                           Stephen W. Palley, President
                                           Chief Executive Officer and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.


     /s/ Stephen W. Palley   President, Chief Executive Officer     March 30, 2000
     ---------------------   and Director (Principal Executive      --------------
     Stephen W. Palley       Officer)

     /s/ F. Paul Tigh        Chief Financial Officer and Treasurer  March 30, 2000
     ----------------        (Principal Financial and Accounting    --------------
     F. Paul Tigh            Officer)

     /s/ Michael S. Willner  Director                               March 30, 2000
     ----------------------                                         --------------
     Michael S. Willner

     /s/ James L. Greenwald  Director                               March 30, 2000
     ----------------------                                         --------------
     James L. Greenwald

     /s/ Michael J. Marocco  Director                               March 30, 2000
     ----------------------                                         --------------
     Michael J. Marocco

     /s/ Barry Rubenstein    Director                               March 30, 2000
     --------------------                                           --------------
     Barry Rubenstein

     /s/ Kim D. Kelly        Director                               March 30, 2000
     ----------------                                               --------------
     Kim D. Kelly

     /s/ Sidney Knafel       Director                               March 30, 2000
     -----------------                                              --------------
     Sidney Knafel

                                INDEX TO EXHIBITS

Exhibit Number      Description

3.1                 Restated Certificate of Incorporation, as amended

3.2                 Bylaws, as amended

4.1 Form of Common Stock Certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (No. 33-97564), and incorporated herein by reference)

4.2 Certificate of Designation for Senior PIK Preferred Stock, as amended

4.3 Certificate of Designations for Non-Participating Preferred Stock (filed as Exhibit D to the Company's Statement on
                    Schedule 14A filed September 24, 1999, and incorporated herein by reference)

4.4 Indenture dated as of October 30, 1997 among the Company, its subsidiaries parties thereto and U. S. Trust Company of Texas, N.A. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 30, 1997, and incorporated herein by reference)

4.5 First Supplemental Indenture dated as of November 1, 1999 among the Company, its subsidiaries parties thereto and U.S. Trust Company of Texas, N.A.

4.6 Second Supplemental Indenture dated as of February 15, 2000 among the Company, its subsidiaries parties thereto and U.S. Trust Company of Texas, N.A.

4.7 Rights Agreement dated as of April 24, 1998 between the Company and ChaseMellon Shareholder Services, L.L.C.

10.1 Form of Guarantee for domestic subsidiaries (filed as Exhibit 10.29 to the Company's Registration Statement on Form S-4, as amended (No. 333-42017), and incorporated herein by reference)

10.2                Form of Guarantee for foreign subsidiaries (filed as Exhibit
                    10.30 to the Company's Registration Statement on Form S-4, as amended (No. 333-42017), and incorporated herein by reference)

10.3 Contribution Agreement by and among Insight Interactive, LLC, the Company and Newco, LLC dated July 29, 1999 (filed as Exhibit B to the Company's Statement on Schedule 14A filed September 24, 1999, and incorporated herein by reference)

10.4 Common Stock and Warrants Purchase Agreement between the Company and Insight Interactive, LLC dated as of July 29, 1999 (filed as Exhibit C to the Company's Statement on
                    Schedule 14A filed September 24, 1999, and incorporated herein by reference)

10.5 Warrant Agreement dated as of October 30, 1997 between the Company and ChaseMellon Shareholder Services, L.L.C. (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K dated October 30, 1997, and incorporated herein by reference)

10.6 Stock Purchase Warrant dated November 17, 1999 between the Company and Insight Interactive, LLC

10.7 Stock Purchase Warrant dated November 17, 1999 between the Company and Lazard Freres & Co., LLC

10.8 Merger Agreement and Plan of Reorganization dated as of January 12, 2000 by and among Liberate Technologies, SourceSuite LLC, the Company, Insight Communications, Inc., Insight Interactive LLC, SourceSuite Acquisition LLC and Liberate Acquisition Co., LLC (filed as Exhibit 10.10 to the Company's Registration Statement on Form S-4 (no. 33-95023), and incorporated herein by reference)

10.9* 1995 Performance Equity Plan, as amended and restated effective as of June 10, 1998 (filed as Exhibit 10.17 to the Company's Report on Form 10-K for the Year Ended December 31, 1998, and incorporated herein by reference)

10.10* 1995 Nonqualified Stock Option Plan for Non-Employee Directors (filed as Exhibit 10.32 to the Company's Registration Statement on Form S-1 (no. 33-90482), and incorporated herein by reference)

10.11* 1999 Stock Option Plan (filed as Exhibit A to the Company's Statement on Schedule 14A filed September 24, 1999, and incorporated herein by reference)

10.12* Employment Agreement dated as of March 11, 1999 between the Company and Victoria Hamilton (filed as Exhibit 10.1 to the Company's Report on Form 10-Q for the Quarter Ended March 31, 1999, and incorporated herein by reference)

10.13* Employment Agreement dated as of March 29, 1999 between the Company and Stephen W. Palley (filed as Exhibit 10.2 to the Company's Report on Form 10-Q for the Quarter Ended March 31, 1999, and incorporated herein by reference)

10.14* Employment Agreement dated as of June 10, 1996 between the Company and W. Thomas Oliver (filed as Exhibit 10.3 to the Company's Report on Form 10-Q for the Quarter Ended March 31, 1999, and incorporated herein by reference)

10.15* Employment Agreement dated as of June 17, 1999 between the Company and Howard Gross

10.16* Form of Severance Agreement dated March 29, 1999 between the Company and Timothy P. Peters, John Reed and Maryann Walsh

21.1                Subsidiaries

23.1                Consent of Ernst & Young LLP

27.1                Financial Data Schedule

*  Management Contract or Compensatory Plan