Form 10-K/A
period 1999-12-31
SOURCE MEDIA INC
filed 2000-04-14
CIK 900029

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A



                                AMENDMENT NO. 1

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


                   DOCUMENTS INCORPORATED BY REFERENCE: NONE


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The following items of Source Media, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 are hereby amended. Each such item is set forth herein in its entirety, as amended.



                                    PART II


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The Report of Independent Auditors, and our consolidated financial statements and the notes thereto appear on pages 4 through 28 of this Report.



     The Report of Independent Auditors, and the consolidated financial statements of SourceSuite LLC and the notes thereto appear on pages 29 through 37 of this Report.



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

     (b) Reports on Form 8-K filed during the quarter ended December 31, 1999:

          November 17, 1999 -- Reported the transfer of the VirtualModem(TM) and Interactive TV products and businesses to our joint venture with Insight Interactive in exchange for a 50% ownership interest in the joint venture. The report also contained the following financial statements:

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

                                                /s/ ERNST & YOUNG LLP

Dallas, Texas
March 3, 2000

                               SOURCE MEDIA, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1999
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
                                         ASSETS

Current Assets:
  Cash and cash equivalents.................................   $  11,662      $  10,910
  Short-term investments....................................          --          2,500
  Restricted investments....................................      11,716          5,997
  Trade accounts receivable, less allowance for doubtful
    accounts of $387 and $605 in 1998 and 1999,
    respectively............................................       3,596          1,643
  Related party receivables.................................          --          1,458
  Prepaid expenses and other current assets.................       1,384          1,068
                                                               ---------      ---------
        Total current assets................................      28,358         23,576
Property and equipment:
  Production equipment......................................       6,050          4,511
  Computer equipment........................................       3,273          3,612
  Other equipment...........................................       1,150          1,612
  Furniture and fixtures....................................         660            656
                                                               ---------      ---------
                                                                  11,133         10,391
Accumulated depreciation....................................       6,733          7,957
                                                               ---------      ---------
Net property and equipment..................................       4,400          2,434
Intangible assets:
  Patents...................................................      14,945             --
  Goodwill..................................................       6,698          3,688
  Contract rights...........................................      11,933         11,933
                                                               ---------      ---------
                                                                  33,576         15,621
Accumulated amortization....................................      14,557          6,119
                                                               ---------      ---------
Net intangible assets.......................................      19,019          9,502
Investment in joint venture.................................          --         18,669
Other non-current assets....................................       4,812          3,835
                                                               ---------      ---------
        Total assets........................................   $  56,589      $  58,016
                                                               =========      =========

                LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

Current Liabilities:
  Trade accounts payable....................................   $   2,501      $     955
  Accrued interest..........................................       2,000          1,991
  Accrued payroll...........................................         540            591
  Other accrued liabilities.................................       1,619          3,706
  Unearned income...........................................       1,750          1,925
                                                               ---------      ---------
        Total current liabilities...........................       8,410          9,168
Long-term debt..............................................     100,000         96,250
Minority interests in consolidated subsidiaries.............       3,840          3,840
Note receivable and accrued interest from minority
  stockholder, net of discount of $53 and $12 in 1998 and
  1999, respectively........................................        (780)          (837)
                                                               ---------      ---------
                                                                   3,060          3,003
Senior redeemable payment-in-kind (PIK) preferred stock, $25 dollar per share liquidation preference, $.001 par value,
  net of discount; Authorized shares -- 1,712; Issued and
  outstanding shares 914 and 1,043 in 1998 and 1999,
  respectively..............................................      16,628         18,467
Non-participating preferred stock, $25 dollar per share
  liquidation preference, $.001 par value; Authorized and
  issued -- 1 single share
Stockholders' equity (capital deficiency):
  Common stock, $.001 par value:
    Authorized shares -- 50,000; 13,201 and 16,278 issued
     and outstanding in 1998 and 1999, respectively.........          13             16
  Less treasury stock, at cost -- 280 and 268 shares in 1998
    and 1999, respectively..................................      (2,770)        (2,647)
  Capital in excess of par value............................      80,269        120,883
  Accumulated deficit.......................................    (148,943)      (187,124)
  Notes receivable and accrued interest from stockholders...         (78)            --
                                                               ---------      ---------
        Total stockholders' equity (capital deficiency).....     (71,509)       (68,872)
                                                               ---------      ---------
        Total liabilities and stockholders' equity (capital
        deficiency).........................................   $  56,589      $  58,016
                                                               =========      =========

          See accompanying Notes to Consolidated Financial Statements.

                               SOURCE MEDIA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1997          1998          1999
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Monetary revenues...........................................   $ 12,387      $ 24,352      $ 19,147
Nonmonetary revenues........................................      6,044         1,756         1,823
                                                               --------      --------      --------
          Total revenues....................................     18,431        26,108        20,970
Monetary cost of sales......................................      8,611        12,674        13,164
Nonmonetary cost of sales...................................      6,044         1,756         1,823
                                                               --------      --------      --------
          Total cost of sales...............................     14,655        14,430        14,987
                                                               --------      --------      --------
Gross profit................................................      3,776        11,678         5,983
Selling, general and administrative expenses................     19,599        24,772        23,714
Impairment of intangible assets.............................         --        25,936            --
Amortization of intangible assets...........................      4,987         6,320         4,713
Research and development expenses...........................      3,680         3,410         2,578
                                                               --------      --------      --------
                                                                 28,266        60,438        31,005
                                                               --------      --------      --------
Operating loss..............................................    (24,490)      (48,760)      (25,022)
Interest expense............................................      5,234        12,830        12,819
Interest income.............................................       (737)       (1,933)         (828)
Equity interest in losses of joint venture..................         --            --         1,013
Other expense (income)......................................        (53)          (27)          155
Minority interest on earnings (losses) of consolidated
  subsidiaries..............................................         (9)           --            --
                                                               --------      --------      --------
Net loss before extraordinary item..........................    (28,925)      (59,630)      (38,181)
Extraordinary loss -- early extinguishment of debt..........      3,456            --            --
                                                               --------      --------      --------
Net loss....................................................    (32,381)      (59,630)      (38,181)
Preferred stock dividends...................................        416         2,996         1,838
Net loss attributable to common stockholders................   $(32,797)     $(62,626)     $(40,019)
                                                               ========      ========      ========
Basic and diluted net loss per common share:
Net loss attributable to common stockholders before
  extraordinary item........................................   $  (2.58)     $  (5.21)     $  (2.93)
Extraordinary item..........................................      (0.30)           --            --
                                                               --------      --------      --------
Net loss attributable to common stockholders................   $  (2.89)     $  (5.21)     $  (2.93)
                                                               ========      ========      ========
Weighted average common shares outstanding..................     11,354        12,012        13,679
                                                               ========      ========      ========

          See accompanying Notes to Consolidated Financial Statements

                               SOURCE MEDIA, INC.

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

                                                                                         NOTES            TOTAL
                               COMMON STOCK                CAPITAL IN                  RECEIVABLE     STOCKHOLDERS'
                              ---------------   TREASURY   EXCESS OF    ACCUMULATED       FROM       EQUITY (CAPITAL
                              SHARES   AMOUNT    STOCK     PAR VALUE      DEFICIT     STOCKHOLDERS     DEFICIENCY)
                              ------   ------   --------   ----------   -----------   ------------   ----------------
                                                                  (IN THOUSANDS)
BALANCE AT DECEMBER 31,
  1996......................  10,327    $10     $(3,758)    $ 60,816     $ (56,932)      $(110)          $     26
Issuance of common stock
  upon exercise of stock
  options...................     219      1        (317)       1,352            --          --              1,036
Acquisition of remaining
  minority interest in
  ICTI......................   1,390      1          --       10,384            --          --             10,385
Issuance of warrants for
  services provided.........      --     --          --          280            --          --                280
Issuance of warrants with
  Aggregate Tranche Notes...      --     --          --        2,823            --          --              2,823
Issuance of warrants
  associated with Units.....      --     --          --        5,529            --          --              5,529
Other.......................      33     --          --          299            --          11                310
Net loss....................      --     --          --           --       (32,381)         --            (32,381)
Preferred Stock Dividends...      --     --          --         (416)           --          --               (416)
                              ------    ---     -------     --------     ---------       -----           --------
BALANCE AT DECEMBER 31,
  1997......................  11,969     12      (4,075)      81,067       (89,313)        (99)           (12,408)
                              ======    ===     =======     ========     =========       =====           ========
Issuance of common stock
  upon exercise of stock
  options...................      94     --          --          641            --          --                641
Issuance of stock for legal
  settlements...............      --     --         867         (244)           --          --                623
Issuance of stock for
  employee stock plan.......      --     --         438         (253)           --          --                185
Exercise of warrants........     959      1          --           --            --          --                  1
Stock Compensation..........      --     --          --        2,054            --          --              2,054
Other.......................      --     --          --           --            --          21                 21
Net loss....................      --     --          --           --       (59,630)         --            (59,630)
Preferred Stock Dividends...      --     --          --       (2,996)           --          --             (2,996)
                              ------    ---     -------     --------     ---------       -----           --------
BALANCE AT DECEMBER 31,
  1998......................  13,022     13      (2,770)      80,269      (148,943)        (78)           (71,509)
                              ======    ===     =======     ========     =========       =====           ========
Issuance of common stock
  upon exercise of stock
  options...................     605     --          --        6,752            --          --              6,752
Sale of common stock........     842      1          --       11,999            --          --             12,000
Issuance of stock for
  employee stock plan.......      --     --         123           51            --          --                174
Exercise of warrants........   1,809      2          --        7,444            --          --              7,446
Stock Compensation..........      --     --          --        1,057            --          --              1,057
Issuance of warrants related
  to formation of joint
  venture...................      --     --          --       13,800            --          --             13,800
Issuance of warrants........      --     --          --        1,350            --          --              1,350
Other.......................      --     --          --           --            --          78                 78
Net loss....................      --     --          --           --       (38,181)         --            (38,181)
Preferred Stock Dividends...      --     --          --       (1,839)           --          --             (1,839)
                              ------    ---     -------     --------     ---------       -----           --------
BALANCE AT DECEMBER 31,
  1999......................  16,278    $16     $(2,647)    $120,883     $(187,124)      $  --           $(68,872)
                              ======    ===     =======     ========     =========       =====           ========

          See accompanying Notes to Consolidated Financial Statements

                               SOURCE MEDIA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
Net Loss....................................................  $(32,381)  $(59,630)  $(38,180)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Impairment of intangible assets...........................        --     25,936         --
  Depreciation..............................................     2,314      2,540      2,599
  Amortization of intangible assets.........................     4,987      6,320      4,713
  Stock compensation........................................        --      2,054      1,057
  Write-off of analog set-top boxes.........................     1,999         --         --
  Non-cash interest expense.................................     2,969        833        829
  Non-cash interest income..................................        --       (982)      (281)
  Provision for losses on accounts receivable...............       195      1,077        250
  Extinguishment of debt....................................     3,456         --         --
  Warrants issued for services provided.....................       279         --         --
  Issuance of common stock in litigation settlement.........       299        623         --
  Equity investment in losses of joint venture..............        --         --      1,013
  Other, net................................................       260        (62)       (57)
Changes in operating assets and liabilities:
  Trade accounts receivable.................................    (2,035)    (1,876)     1,703
  Related party receivable..................................        --         --     (1,458)
  Prepaid expenses and other current assets.................       324        (94)         2
  Deferred expenses.........................................      (261)       544        315
  Trade accounts payable and accrued liabilities............       312      1,586        583
  Accrued interest..........................................     1,894         --         --
  Unearned income...........................................        48     (2,274)       175
                                                              --------   --------   --------
Net cash used in operating activities.......................   (15,341)   (23,405)   (26,737)
INVESTING ACTIVITIES
  Capital expenditures......................................    (2,675)    (1,510)    (1,235)
  Redemption of short-term investments......................        --     27,682         --
  Restricted investments....................................   (22,189)        --      6,000
  Acquisition of equipment and contract rights..............    (1,350)        --         --
  Purchase of short-term investments........................   (15,615)        --     (2,500)
  Acquisition of Brite......................................   (35,550)        --         --
  Acquisition of VNN........................................    (9,000)        --         --
  Capitalized acquisition costs.............................      (262)        --       (478)
                                                              --------   --------   --------
Net cash provided by (used in) investing activities.........   (86,641)    26,172      1,787
FINANCING ACTIVITIES
  Net proceeds from issuance of long-term debt..............    94,548         --         --
  Net proceeds from issuance of Second Tranche Note.........    13,923         --         --
  Payments on debt..........................................   (21,987)        --         --
  Net proceeds from issuance of preferred stock and
    warrants................................................    18,810         --         --
  Proceeds from issuance of common stock upon exercise of
    stock options and warrants..............................     1,035        641     11,971
  Proceeds from issuance of common stock....................        --         --     12,000
  Other.....................................................      (219)      (177)       227
                                                              --------   --------   --------
Net cash provided by financing activities...................   106,110        464     24,198
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........     4,128      3,231       (752)
Cash and cash equivalents at beginning of period............     4,303      8,431     11,662
                                                              --------   --------   --------
Cash and cash equivalents at end of period..................  $  8,431   $ 11,662   $ 10,910
                                                              ========   ========   ========
Supplemental disclosures of cash flow information
  Cash paid during the period for interest on long-term
    debt....................................................  $    286   $ 12,066   $ 12,000
                                                              ========   ========   ========
  Long-term debt cancelled as part of exercise of
    warrants................................................  $     --   $     --   $  3,750
                                                              ========   ========   ========
  Value of warrants issued to Insight Interactive
    capitalized as investment in joint venture..............  $     --   $     --   $ 13,800
                                                              ========   ========   ========

          See accompanying Notes to Consolidated Financial Statements

                               SOURCE MEDIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

1. COMPANY DESCRIPTION AND HISTORY

     Source Media, Inc. (the "Company") operates through its subsidiaries SMI Holdings, Inc. ("Holdings"), IT Network, Inc. ("IT Network"), Interactive Channel, Inc. ("Interactive Channel"), and Interactive Channel Technologies Inc. ("ICTI"); in two business segments: IT Network and Interactive TV. Effective November 17, 1999 the operations of the Interactive TV business were conducted through a joint venture with Insight Interactive LLC ("Insight"), SourceSuite LLC ("SourceSuite"); and its wholly owned subsidiary, SourceSuite Canada, Inc., which the Company manages. (See Note 14 -- Equity in SourceSuite Joint Venture and Note 16 -- Subsequent Events). The Company accounts for its investment in the joint venture under the equity method.

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

                               SOURCE MEDIA, INC.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Minority Interests in Consolidated Subsidiaries

     Minority interests in consolidated subsidiaries represent the minority stockholders' proportionate shares of the equity of 997758. At December 31, 1998 and 1999, the Company owned 100% of the voting Class X shares of 997758, while an individual owned 100% of the Class Y nonvoting shares of 997758, as more fully discussed in Note 8 -- Stock Options, Warrants, Employee Stock Purchase Plan and Retirement Plan.

  Cash and Cash Equivalents

     The Company classifies all highly liquid investments with original maturities of three months or less as cash equivalents. These investments are recorded at cost, which approximates market.

  Monetary Revenue Recognition

     IT Network earns monetary revenues by selling advertising and related support services to clients who sponsor a promotional message with interactive content supplied primarily by IT Network. The products and services are distributed primarily through certain Regional Bell Operating Companies or their affiliates or other Publisher Partners. Monetary revenues and associated costs relating to print ads appearing in Yellow Pages are recognized at the time of distribution by the Directory Publishers. For certain contracts, where an obligation exists to service the advertisement for the contract period, a portion of the revenue is deferred and amortized on a straight-line basis over the term of the respective contracts, beginning at the time of the annual distribution of the applicable local Yellow Pages directory, or at the applicable contract start date, if later, and continuing to the end of the term of the respective contracts, which is typically from 3 to 12 months. The Company also earns monetary revenues from sales of voice information services to certain Publisher Partners. Monetary revenues relating to non-Yellow Pages products, including Streaming Audio and Internet LocalSource(SM) sales are also recognized over the contract period as the services are performed.

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

                               SOURCE MEDIA, INC.

  Intangible Assets

     Intangible assets are amortized using the straight-line method over the following estimated useful lives: patents -- five years; contract rights -- three to seven years; and goodwill -- five years.

     The carrying value of intangible assets is reviewed for impairment whenever events or changes in circumstances indicate that there may be an impairment. If the review indicates that any of the intangibles will not be recoverable, as determined by an analysis of undiscounted cash flows, the intangible asset will be reduced to its estimated fair value. Subsequent to the Brite acquisition (See
Note 5 -- Acquisitions), the Company learned that former Brite and IT Network employees had formed a company to service many of the former Brite clients. As a result, several former Brite customers cancelled or did not renew their contracts with IT Network. The Company reviewed the valuation of the acquired assets recorded at the time of the acquisition, and found these assets to be impaired. As a result of the financial analysis of the expected discounted future cash flows of the remaining customer base, the Company recorded a $25.9 million ($2.16 per share) non-cash write-down of the Brite contract rights, non-compete agreement and goodwill in the second quarter of 1998.

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

  Stock Options

     The Company accounts for employee and director stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees" ("APB 25") and related Interpretations. Under APB 25, no compensation expense is recognized for stock option grants to employees and directors if the exercise price of the Company's stock option grants is at or above the fair market value of the underlying stock on the date of grant as more fully described in Note 8 -- Stock Options, Warrants, Employee Stock Purchase Plan and Retirement Plan.

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

                               SOURCE MEDIA, INC.

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

3. COMMITMENTS AND CONTINGENCIES

     ICTI and Holdings filed a patent infringement suit against WorldGate Communications, Inc. in federal district court in Delaware in May 1998. In June 1998, WorldGate filed a Counterclaim against the plaintiffs and the Company for, among other things, unfair competition, interference with contract and trade secret misappropriation. The Counterclaim defendants denied the allegations in the Counterclaim. The relevant patents and this litigation were assumed by Liberate Technologies ("Liberate") as part of the sale of SourceSuite. (See Note 16 -- Subsequent Events). Liberate agreed to defend the Company against WorldGate's counterclaims.

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

     On October 6, 1998, Advanced Interactive, Inc. filed a complaint in U.S. District Court for the Northern District of Illinois, Eastern Division, against ICTI and the following companies: Matsushita Electric Corporation, Matsushita Electric Industrial Co., Ltd., Sharp Electronics Corp., Sharp Corp., Thomson Consumer Electronics, Toshiba Consumer Products, Inc., Toshiba American, Inc., Toshiba Corporation, General Instruments Corp., Scientific Atlanta, Inc., ATI Technologies, Inc., ADS Technologies Inc., Gateway 2000, Inc., STB Systems, Inc., Hauppauge Computer Works, Inc., WebTV Networks, Inc. and WorldGate Communications, Inc. (collectively the "Defendants"). Advanced Interactive alleges that ICTI infringed two claims of one of its patents by manufacturing, using and/or selling or offering to sell "Sourceware(TM) ChannelLink(TM). The same allegation is made against each Defendant for its particular product or service. The Plaintiff seeks damages, but makes no claims against the patents of ICTI or any other Defendant. ICTI, and each of the Defendants, have filed an Answer and have collectively joined the Motion for Partial Summary Judgment submitted by Matsushita Electric Corporation of America, Sharp Electronics Corp., Sharp Corp. and the Toshiba Defendants. On May 12, 1999 the court denied Advanced Interactive's Motion for summary Judgement of Infringement. On February 17, 2000, the court granted the Defendants' collective Motion for Partial Summary Judgment on patent claims interpretation. This case was transferred to SourceSuite and subsequently became the responsibility of SourceSuite Acquisition on March 3, 2000 (See Note 16 -- Subsequent Events). The Company believes this case is totally without merit and intends to vigorously defend itself.

     In addition, the Company is aware of certain claims against the Company that have not developed into litigation, or if they have, are dormant, and in any case are not expected to have a material adverse affect on

                               SOURCE MEDIA, INC.

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

     In connection with the October 1997 offering of Senior Secured Notes, as more fully described in Note 6 -- Long-term Debt, the Company placed approximately $22.6 million of the net proceeds from the offering, representing funds sufficient, together with interest thereon, to pay the first four interest payments on the Senior Secured Notes, into an Interest Escrow Account (the "Escrow Account") for the benefit of the holders of the Senior Secured Notes. Additionally, in November 1999 the Company placed another $6.0 million in to the Escrow Account from proceeds received in the transaction with Insight. As of December 31, 1999, the Escrow Account, including accrued interest, totaled $6.0 million. Until disbursed in accordance with the Escrow and Disbursement Agreement relating to the Escrow Account, the Escrow Account is designed to secure a portion of the Company's obligations under the Senior Secured Notes. Funds will be disbursed from the Escrow Account only to pay interest on the Notes and, upon certain repurchases or redemptions of the Senior Secured Notes, to pay principal of and premium, if any, thereon. Management has the intent and ability to hold the securities in the Escrow Account to maturity. These investments are carried at amortized cost and are summarized as follows as of December 31, 1999:

                                                                        GROSS
                                                          AMORTIZED   UNREALIZED    FAIR
                                                            COST        GAINS      VALUE
                                                          ---------   ----------   ------
                                                                  (IN THOUSANDS)
U.S. Government agencies................................   $   94        $ 1       $   95
Corporate obligations...................................    5,865         37        5,902
                                                           ------        ---       ------
Restricted investments..................................   $5,959        $38       $5,997
                                                           ======        ===       ======

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

                               SOURCE MEDIA, INC.

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

     On October 30, 1997, the Company acquired certain of the electronic publishing assets of Brite Voice Systems, Inc. ("Brite") for a purchase price of approximately $35.6 million. The Brite acquisition has been accounted for by the purchase method of accounting and the purchase price was allocated to equipment, contract rights and goodwill based on the estimated fair values of the assets at the date of acquisition. (See Note 2 -- Significant Accounting Policies for a description of events subsequent to the date of acquisition.)

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

                                                        YEAR ENDED
                                                    DECEMBER 31, 1997
                                               ----------------------------
                                                      (IN THOUSANDS,
                                                 EXCEPT PER SHARE AMOUNT)
Total revenues...............................            $ 31,637
Operating loss...............................             (28,789)
Net loss.....................................             (40,778)
Net loss attributable to common
  stockholders...............................             (43,904)
Net loss per common share....................               (3.87)

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

                               SOURCE MEDIA, INC.

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

     In connection with the issuance of the Senior Secured Notes (the "Senior Secured Notes", or the "Notes"), the Company used $22.2 million of the proceeds received to pay off the amended Aggregate First Tranche Notes and the Second Tranche Notes, including accrued interest thereon, and the notes issued on September 30, 1997 in lieu of a cash interest payment. The early extinguishment of these notes resulted in a charge to earnings of approximately $3.5 million related to unamortized discount on the Second Tranche Notes and unamortized issuance costs which were recorded as an extraordinary item in 1997. The proceeds were also used in part to complete the Company's acquisitions of certain assets more fully described in Note 5 -- Acquisitions.

     On October 30, 1997, the Company issued Senior Secured Notes in the principal amount of $100 million, which bear interest at the rate of 12% per annum through November 1, 2004. Interest on the Notes is payable semi-annually on May 1 and November 1 of each year commencing on May 1, 1998, to holders of record at the close of business on April 15th or October 15th immediately preceding the interest payment date. The Company placed approximately $22.6 million of the net proceeds from the offering, representing funds sufficient, together with interest thereon, to pay the first four interest payments on the Notes, into the Escrow Account. Additionally, the Company placed in escrow $6.0 million in November 1999 from proceeds received in the transaction with Insight. Interest payments of $12.1 million and $12.0 million were made in 1998 and 1999, respectively. As discussed in Note 4 -- Short-term and Restricted Investments, $6.0 million remains in escrow at December 31, 1999 to pay the interest due in May 2000.

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

                               SOURCE MEDIA, INC.

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

     On December 13, 1999, $3.75 million of Notes were tendered to the Company and additional cash received in exchange for an exercise of warrants to purchase shares of common stock. Except as described below, the Company may not redeem the Notes prior to November 1, 2001. On or after such date, the Company may redeem the Notes, in whole or in part, at any time, at various redemption prices set forth in the indenture governing the Notes, together with accrued and unpaid interest, if any, to the date of redemption. In addition, at any time and from time to time on or prior to November 1, 2000, the Company may, subject to certain requirements, redeem up to 35% of the aggregate principal amount of the Notes with the cash proceeds of one or more equity offerings at a redemption price equal to 112% of the principal amount to be redeemed, together with accrued and unpaid interest, if any, to the date of redemption, provided, that, at least $65.0 million of the aggregate principal amount of the Notes remain outstanding immediately after each such redemption. The Notes are not subject to any sinking fund requirement. Upon the occurrence of a change in control, the Company will be required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of the repurchase. The indenture contains certain covenants including, but not limited to, limitations on indebtedness, restricted payments, liens, restrictions on distributions from restricted subsidiaries, sales of assets and subsidiary stock, affiliate transactions, issuances of capital stock of restricted subsidiaries and sale/leaseback transactions. See
Note 16 -- Subsequent Events for additional information. As of December 31, 1999, the dealer quoted value of a Note was $0.56 per dollar face value resulting in an aggregate fair market value of approximately $53.9 million.

7. SENIOR PIK PREFERRED STOCK

     On October 30, 1997, the Company issued 800 units (the "Units") for an aggregate purchase price of $20 million, each Unit consisting of 1,000 shares of non-voting Senior Preferred Stock (the "Preferred Stock") with a liquidation preference of $25.00 per share and 558.75 warrants (the "October 1997 Warrants"). Each October 1997 Warrant entitles the holder to purchase one share of the Company's common stock at a purchase price of $0.01 per share. In the aggregate, the October 1997 Warrants represent the right to purchase 447,000 shares of common stock. The Units were sold in connection with the Company's acquisitions of certain assets more fully described in Note 5 -- Acquisitions.

     Dividends on the Preferred Stock are payable quarterly on each February 1, May 1, August 1 and November 1, commencing February 1, 1998, at a rate of
13 1/2% of the liquidation preference per share. At the Company's option, any dividend payment occurring on or prior to November 1, 2002 may be paid either in cash or by the issuance of additional shares of Preferred Stock with a liquidation preference equal to the amount of such dividends; thereafter, dividends will be paid in cash. The certificate of designation governing the sale of the Units limits the amount of cash dividends that may be paid on the Preferred Stock. At any time and from time to time on or prior to November 1, 2000, the Company may, subject to certain requirements, redeem up to 35% of the aggregate liquidation value of the Preferred Stock with the cash proceeds of one or more equity offerings at a redemption price equal to 113 1/2% of the liquidation preference thereof, plus accumulated dividends, on the date of redemption. After November 1, 2000 and prior to November 1, 2002,

                               SOURCE MEDIA, INC.

the Preferred Stock is not redeemable. On or after November 1, 2002, the Company may redeem the Preferred Stock, in whole or in part, at any time, at various redemption prices, plus accumulated and unpaid dividends, to the date of redemption. Upon the occurrence of a change in control, the Company will be required to make an offer to purchase the outstanding shares of the Preferred Stock at a price equal to 101% of the liquidation preference thereof, plus accumulated and unpaid dividends, to the date of purchase. The Preferred Stock will be subject to mandatory redemption in whole on November 1, 2007, at a price equal to 100% of the then effective liquidation preference thereof, plus, without duplication, all accrued and unpaid dividends to the date of redemption. The certificate of designation contains certain covenants including, but not limited to, limitations on indebtedness, restricted payments, affiliate transactions, issuances of capital stock of restricted subsidiaries and sale/leaseback transactions. See Note 16 -- Subsequent Events for addition information.

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

                               SOURCE MEDIA, INC.

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

     The following table is a summary of stock option activity under the employee stock option plans during the years ended December 31, 1997, 1998, and 1999:

                                                                                                              WEIGHTED
                                                                                                              AVERAGE
                                    OPTIONS AVAILABLE   SHARES UNDER    AGGREGATE    OPTIONS OR EXERCISE   EXERCISE PRICE
EMPLOYEE STOCK OPTION ACTIVITY          FOR GRANT          OPTION         PRICE        PRICE PER SHARE       PER SHARE
------------------------------      -----------------   ------------   -----------   -------------------   --------------
BALANCE AT DECEMBER 31, 1996......             --        1,061,744     $ 9,923,401      $0.74-$11.50            9.35
  Options authorized..............        500,000               --              --                --              --
  Options granted.................       (176,000)         176,000       1,280,700        6.41-13.31            7.28
  Options exercised...............             --          (90,803)       (758,755)       0.74-10.40            8.36
  Options canceled -- 1995 Plan...        149,324         (149,324)     (1,376,794)       6.41-11.12            9.22
  Options canceled -- Other
    plans.........................             --          (21,910)       (204,820)        3.72-9.77            9.35
                                       ----------        ---------     -----------      ------------           -----
BALANCE AT DECEMBER 31, 1997......        473,324          975,707       8,863,732        0.74-13.31            9.08
  Options authorized..............        575,000               --              --                --              --
  Options granted.................     (1,068,201)       1,068,201       9,357,781        6.28-14.00            8.76
  Options exercised...............             --          (51,888)       (469,317)       0.74-11.12            9.04
  Options canceled -- 1995 Plan...         38,653          (38,653)       (353,452)       6.41-11.12            9.14
  Options canceled -- Other
    Plans.........................             --           (9,898)        (96,272)        3.72-9.77            9.73
                                       ----------        ---------     -----------      ------------           -----
BALANCE AT DECEMBER 31, 1998......         18,776        1,943,469      17,302,472        3.72-14.00            8.90
  Options Authorized..............      2,582,589               --              --                --              --
  Options Granted.................     (1,276,965)       1,276,965      19,177,596        6.63-16.63           15.02
  Options Exercised...............             --         (579,076)     (4,980,295)       3.72-13.31            8.60
  Options Cancelled -- 1995
    Plan..........................        248,285         (248,285)     (2,744,506)       6.41-16.63           11.05
  Options Cancelled -- Other
    Plans.........................             --             (469)         (4,581)             9.77            9.77
                                       ----------        ---------     -----------      ------------           -----
BALANCE AT DECEMBER 31, 1999......      1,572,685        2,392,604     $28,750,686      $3.72-$16.63           12.02
                                       ==========        =========     ===========      ============           =====

     During 1995, the Company adopted the 1995 Nonqualified Stock Option Plan for Non-Employee Directors (the "Directors' Plan"). The Directors' Plan provides for the automatic annual grant to each non-employee director of the Company an option to purchase 3,000 shares of common stock. Options granted

                               SOURCE MEDIA, INC.

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

DIRECTORS' PLAN                    OPTIONS    SHARES                    OPTION OR      WEIGHTED AVERAGE
STOCK OPTION                      AVAILABLE    UNDER    AGGREGATE       EXERCISE        EXERCISE PRICE
ACTIVITY                          FOR GRANT   OPTION      PRICE      PRICE PER SHARE      PER SHARE
---------------                   ---------   -------   ----------   ---------------   ----------------
BALANCE AT DECEMBER 31, 1996....    60,000     30,000   $  318,300    $10.43-$10.89         $10.61
Options authorized..............    50,000         --           --               --             --
Options granted.................   (15,000)    15,000       88,650             5.91           5.91
                                   -------    -------   ----------    -------------         ------
BALANCE AT DECEMBER 31, 1997....    95,000     45,000      406,950      5.91- 10.89           9.04
Options granted.................   (33,000)    33,000      617,670     13.77- 22.84          18.72
Options exercised...............        --     (6,000)     (63,938)    10.43- 10.89          10.66
                                   -------    -------   ----------    -------------         ------
BALANCE AT DECEMBER 31, 1998....    62,000     72,000      960,682      5.91- 22.84          13.34
Options Granted.................   (18,000)    18,000      237,384            13.19          13.19
Options Exercised...............        --    (12,000)    (127,875)    10.43- 10.89          10.66
                                   -------    -------   ----------    -------------         ------
BALANCE AT DECEMBER 31, 1999....    44,000     78,000   $1,070,191    $ 5.91-$22.84         $13.72
                                   =======    =======   ==========    =============         ======

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

     Certain additional information for all outstanding options as of December 31, 1999, is being presented based on a range of exercise prices as follows:

                                                              EXERCISE PRICES
                                                $3.97-$4.15    $5.91-$16.63       $22.84
                                                -----------   ---------------   -----------
Number of outstanding options.................       23,928      2,440,604           18,000
Weighted average exercise price of outstanding
  options.....................................  $      4.10     $    11.95      $     22.84
Weighted average remaining life...............   6.38 years      8.4 years       8.58 years
Number of options exercisable.................       23,928      1,198,199           18,000
Weighted average exercise price of options
  exercisable.................................  $      4.10     $    10.60      $     22.84

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

                               SOURCE MEDIA, INC.

estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                         1997        1998        1999
                                                       ---------   ---------   ---------
Risk-free interest rate..............................      6.21%       5.31%       4.83%
Expected dividend yield..............................      0.00%       0.00%       0.00%
Expected volatility..................................        30%         76%        104%
Expected lives.......................................  4.0 years   2.7 years   2.6 years

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

                                                                    1997      1998      1999
                                                                   -------   -------   -------
Net loss attributable to common stockholders.......  As reported   $32,797   $62,626   $40,019
                                                     Pro forma      33,471    64,271    44,548
Net loss per common share..........................  As reported      2.89      5.21      2.93
                                                     Pro forma        2.95      5.35      3.26

  Warrants

     The Company has issued warrants for the purchase of shares of its common stock from time to time in connection with various financing transactions and for advisory and consulting services provided to the Company. The majority of the warrants provide for registration rights. As of December 31, 1999, outstanding warrants for the purchase of common stock of the Company were:

SHARES ISSUABLE   EXERCISE PRICE
 UPON EXERCISE      PER SHARE      EXPIRATION DATE
---------------   --------------   ---------------
   1,025,013          $ 6.00             May 2000
     100,000            6.41             May 2000
   2,253,863(1)        11.00            June 2000
      83,085           10.80        February 2001
     147,394           10.50        December 2002
      85,878            6.00           March 2004
         175            4.38            June 2007
     450,000           20.00        November 2004
   4,596,786           20.00        November 2004
     210,649            0.01        November 2007
   ---------
   8,952,843
   =========

                               SOURCE MEDIA, INC.

---------------

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

  Shares Reserved for Future Issuance

     As of December 31, 1999, common shares reserved for future issuance were as follows:

                                                            NUMBER OF
SECURITY                                                 RESERVED SHARES
--------                                                 ---------------
Warrants...............................................     8,952,843
Stock options..........................................     2,482,532
Employee stock purchase plan...........................        45,036
997758 Class Y Stock exchange rights...................       206,376
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

  Anti-Dilution Provisions

     Certain of the warrants to purchase common stock contain anti-dilution provisions whereby the exercise price and the number of shares exercisable pursuant to the warrants may be adjusted from time to time upon the occurrence of certain events. In connection with such provisions, warrants to purchase 1,034,687 shares of common stock at a purchase price of $7.44 per share were adjusted to provide for the purchase of the same number of shares at a purchase price of $6.00 per share, and warrants to purchase 28,302 shares of common

                               SOURCE MEDIA, INC.

stock at a purchase price of $10.60 per share were adjusted to provide for the purchase of 68,498 shares at a purchase price of $4.38 per share upon the issuance of common stock in connection with the ICTI acquisition discussed in
Note 5 -- Acquisitions and the amendment to the First Tranche Warrant and issuance of the Second Tranche Warrants discussed in Note 6 -- Long-term Debt, respectively.

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

     At December 31, 1999, aggregate amounts of future minimum payments under lease commitments are as follows:

                                                            OPERATING
                                                              LEASES
                                                          --------------
                                                          (IN THOUSANDS)
2000....................................................      $  809
2001....................................................         263
2002....................................................          14
2003....................................................           6
                                                              ------
          Total future minimum lease payments...........      $1,092
                                                              ======

                               SOURCE MEDIA, INC.

11. INCOME TAXES

     For the years ended December 31, 1997, 1998 and 1999, the Company had no provision or benefit for income taxes because the deferred benefit from the operating losses was offset by an increase in the valuation allowance of $4.1 million, $18.3 million and $9.9 million, respectively. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                 1997           1998           1999
                                             ------------   ------------   ------------
Deferred tax liabilities:
Tax over book depreciation.................  $   (548,386)  $   (523,243)  $   (353,932)
Book over tax basis in investment in joint
  venture..................................            --             --     (3,909,790)
Other......................................       (11,156)        (7,706)       (19,707)
                                             ------------   ------------   ------------
          Total deferred tax liabilities...      (559,542)      (530,949)    (4,283,429)
Deferred tax assets
  Net operating loss carryforwards.........    24,136,650     32,431,574     46,376,006
  Investment tax credits...................       801,712        488,025        459,279
  Unearned income..........................     1,491,716        787,065        712,132
  Book over tax amortization of
     intangibles...........................       414,831     10,420,726     10,290,481
  Reserve for fixed asset impairment.......       739,763        739,763             --
  Accrued expenses.........................        61,248        927,397      1,527,482
  Other....................................        56,967        143,312        227,303
                                             ------------   ------------   ------------
          Total deferred tax assets........    27,702,887     45,937,862     59,592,683
Valuation allowance for deferred tax
  assets...................................   (27,143,345)   (45,406,913)   (55,309,254)
                                             ------------   ------------   ------------
Net of valuation allowance.................       559,542        530,949      4,283,429
                                             ------------   ------------   ------------
Net deferred tax asset.....................  $         --   $         --   $         --
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

                               SOURCE MEDIA, INC.

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

     The Company recorded its share of SourceSuite's results of operations using the equity method in the Consolidated Statement of Operations. Assets of the Company which were transferred to SourceSuite were reclassified at their historical net book value, to the investment in joint venture account in the Consolidated Balance Sheet. In addition, the value of warrants issued to Insight as part of the transaction have been

                               SOURCE MEDIA, INC.

included in the investment in the joint venture account. The fair value of these warrants were valued at $13.8 million using a Black-Scholes model.

     Assets contributed to SourceSuite have been valued within SourceSuite at fair value based on the cash received by SourceSuite from Insight for a 50% interest in the joint venture.

     A summary of the difference between the investment and the underlying equity interest in the net assets of the joint venture at December 31, 1999 is as follows:

50% of joint venture net assets...........................   $12,296
Less: step-up of assets contributed to the joint venture
  not reflected by Source Media...........................    (7,560)
Plus: Additional investment resulting from the issuance of
  warrants to the joint venture partner and transaction
  closing cost............................................    13,933
                                                             -------
Investment in joint venture balance at December 31,
  1999....................................................   $18,669
                                                             =======

     The Company records amortization of the assets contributed to the joint venture on its historical basis. The warrants issued to the joint venture partner are amortized over five years.

     Summary financial data of SourceSuite at December 31, 1999 is as follows (in thousands):

ASSETS:
  Current Assets..........................................   $13,150
  Property and Equipment, net.............................       588
  Intangible assets, net..................................    13,834
                                                             -------
                                                             $27,572
                                                             =======

LIABILITIES AND MEMBERS' EQUITY:
  Current liabilities.....................................   $ 1,981
  Deferred taxes..........................................       999
  Members' equity.........................................    24,592
                                                             -------
                                                             $27,572
                                                             =======
NET LOSS:
  Net loss before taxes...................................   $(2,192)
  Income tax benefit......................................       784
                                                             -------
  Net loss................................................   $(1,408)
                                                             =======

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

                               SOURCE MEDIA, INC.

     The total revenues, expenses and assets by reportable operating segments are used in the Company's operations and do not include general corporate overhead and assets not allocated to the operating units. These assets and expenses have been separately disclosed for reconciliation purposes.

     The following are operating results and certain other information by business segment:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Monetary revenues:
  IT Network................................................  $ 12,082   $ 24,244   $ 19,105
  Interactive TV............................................       305        108         42
                                                              --------   --------   --------
          Total monetary revenues...........................  $ 12,387   $ 24,352   $ 19,147
                                                              ========   ========   ========
Nonmonetary revenues:
  IT Network................................................  $  6,044   $  1,756   $  1,823
  Interactive TV............................................        --         --         --
                                                              --------   --------   --------
          Total nonmonetary revenues........................  $  6,044   $  1,756   $  1,823
                                                              ========   ========   ========
Net revenues:
  IT Network................................................  $ 18,126   $ 26,000   $ 20,928
  Interactive TV............................................       305        108         42
                                                              --------   --------   --------
          Total net revenues................................  $ 18,431   $ 26,108   $ 20,970
                                                              ========   ========   ========
Operating loss:
  IT Network................................................  $   (163)  $(29,475)  $ (6,145)
  Interactive TV............................................   (19,892)   (11,325)    (9,017)
  Corporate.................................................    (4,435)    (7,960)    (9,860)
                                                              --------   --------   --------
          Total operating loss..............................  $(24,490)  $(48,760)  $(25,022)
                                                              ========   ========   ========
Equity interest in loss of joint venture:
  Interactive TV............................................  $     --   $     --   $ (1,013)
                                                              ========   ========   ========
Identifiable assets:
  IT Network................................................  $ 51,374   $ 19,408   $ 15,474
  Interactive TV............................................     9,959      8,401     20,675
  Corporate.................................................    52,169     28,780     21,867
                                                              --------   --------   --------
          Total identifiable assets.........................  $113,502   $ 56,589   $ 58,016
                                                              ========   ========   ========
Depreciation and amortization:
  IT Network................................................  $  2,835   $  5,684   $  4,329
  Interactive TV............................................     4,466      2,925      2,765
  Corporate.................................................        --        251        218
                                                              --------   --------   --------
          Total depreciation and amortization...............  $  7,301   $  8,860   $  7,312
                                                              ========   ========   ========
Equity in joint venture:
  Interactive TV............................................  $     --   $     --   $ 18,669
                                                              ========   ========   ========
Capital expenditures:
  IT Network................................................  $  2,838   $    993   $    643
  Interactive TV............................................     1,944        432        570
  Corporate.................................................        --         85         22
                                                              --------   --------   --------
          Total capital expenditures........................  $  4,782   $  1,510   $  1,235
                                                              ========   ========   ========

                               SOURCE MEDIA, INC.

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

                                                             AS OF
                                                          DECEMBER 31,
                                                              1999
                                                          ------------
Current Assets..........................................    $110,432
Total Assets............................................     131,145
Stockholder equity......................................       4,257

     The following pro forma condensed statement of operations gives effect to the Insight and Liberate transactions as if they had occurred on January 1, 1998.

                                                               YEAR ENDED     YEAR ENDED
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1999
                                                              ------------   ------------
Pro forma net sales.........................................    $ 26,001       $ 20,928
Pro forma operating loss....................................     (35,492)       (12,128)
Pro forma net loss attributable to common shareholders......     (52,454)       (29,892)
Pro forma basic and dilutive loss per common share..........       (4.08)         (2.06)

                               SOURCE MEDIA, INC.

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

                                                  /s/ ERNST & YOUNG LLP

Dallas, Texas
March 3, 2000

                                SOURCESUITE, LLC

                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                ASSETS

Current assets:
  Cash and cash equivalents.................................   $13,078
  Prepaid expenses and other current assets.................        72
                                                               -------
          Total current assets..............................    13,150
Property and equipment:
  Computer and production equipment.........................       666
  Accumulated depreciation..................................       (78)
                                                               -------
Net property and equipment..................................       588
Intangible assets:
  Patents...................................................    12,396
  Goodwill..................................................     1,793
                                                               -------
                                                                14,189
  Accumulated amortization..................................      (355)
                                                               -------
Net intangible assets.......................................    13,834
                                                               -------
          Total assets......................................   $27,572
                                                               =======

                   LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
  Accounts payable..........................................   $    59
  Accrued liabilities.......................................       464
  Payable to Source Media, Inc. ............................     1,458
                                                               -------
          Total current liabilities.........................     1,981
Deferred taxes..............................................       999
Members' equity:
  Contributed capital, 1,000,000 units authorized and
     outstanding............................................    26,000
  Accumulated deficit.......................................    (1,408)
                                                               -------
          Total members' equity.............................    24,592
                                                               -------
          Total liabilities and members' equity.............   $27,572
                                                               =======

                            See accompanying notes.

                                SOURCESUITE, LLC

                      CONSOLIDATED STATEMENT OF OPERATIONS
      PERIOD FROM INCEPTION (NOVEMBER 17, 1999) THROUGH DECEMBER 31, 1999
                                 (IN THOUSANDS)

Revenues....................................................     $    --
Operating expenses:
  Selling, general and administrative expenses..............       1,538
  Research and development expenses.........................         377
  Amortization of intangible assets.........................         355
                                                                 -------
          Total operating expenses..........................       2,270
                                                                 -------
Operating loss..............................................      (2,270)
Interest income.............................................          78
                                                                 -------
Net loss before taxes.......................................      (2,192)
Income tax benefit..........................................         784
                                                                 -------
Net loss....................................................     $(1,408)
                                                                 =======

                            See accompanying notes.

                                SOURCESUITE, LLC

                          STATEMENT OF MEMBERS' EQUITY
      PERIOD FROM INCEPTION (NOVEMBER 17, 1999) THROUGH DECEMBER 31, 1999

                                                              MEMBERSHIP    MEMBERS'
                                                                 UNITS       EQUITY
                                                              -----------   ---------
                                                              (DOLLARS IN THOUSANDS)
Sale of membership units on November 17, 1999...............   1,000,000     $26,000
Net loss....................................................          --      (1,408)
                                                               ---------     -------
December 31, 1999...........................................   1,000,000     $24,592
                                                               =========     =======

                            See accompanying notes.

                                SOURCESUITE, LLC

                            STATEMENT OF CASH FLOWS
      PERIOD FROM INCEPTION (NOVEMBER 17, 1999) THROUGH DECEMBER 31, 1999
                                 (IN THOUSANDS)

OPERATING ACTIVITIES
Net loss....................................................     $(1,408)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation..............................................          78
  Amortization of intangible assets.........................         355
  Changes in operating assets and liabilities:
     Prepaid expenses and other current assets..............         (23)
     Deferred taxes.........................................        (794)
     Accounts payable and accrued liabilities...............         507
     Related party payable..................................       1,458
                                                                 -------
Net cash provided by operating activities...................         173
INVESTING ACTIVITY
Capital expenditures........................................         (95)
                                                                 -------
Net cash used in investing activity.........................         (95)
FINANCING ACTIVITY
Proceeds from sale of membership units......................      13,000
                                                                 -------
Cash provided by financing activity.........................      13,000
                                                                 -------
Net increase in cash and cash equivalents...................      13,078
Cash and cash equivalents at beginning of period............          --
                                                                 -------
Cash and cash equivalents at end of period..................     $13,078
                                                                 =======
Non-cash investing and financing activities:
  Net assets contributed to SourceSuite in exchange for
     membership units.......................................     $13,000
                                                                 =======

                            See accompanying notes.

                                SOURCESUITE, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      PERIOD FROM INCEPTION (NOVEMBER 17, 1999) THROUGH DECEMBER 31, 1999

1. DESCRIPTION OF BUSINESS

     SourceSuite, LLC ("SourceSuite" or "Company"), a Delaware limited liability company, was formed on November 17, 1999 as a joint venture between Source Media, Inc.("Source Media") and Insight Interactive, LLC ("Insight"). Source Media conveyed certain assets related to its "VirtualModem(TM)" and "Interactive Channel" products and businesses and Insight contributed $13 million in cash to SourceSuite in exchange for each owning a 50% interest in SourceSuite. On March 3, 2000, Insight and Source Media sold their respective interests in SourceSuite to Liberate Technologies ("Liberate"). (See Note 8 -- Subsequent Events.)

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

  Intangible Assets

     Goodwill resulted from the establishment of a deferred tax liability from the basis difference between book and tax for the assets contributed to the joint venture. Intangible assets are patents which were recorded at a fair value based on contribution of cash for an equal ownership interest by the other investor less the fair

                                SOURCESUITE, LLC
value of computer and production equipment assets also received. Intangible assets are amortized using the straight-line method over an estimated useful life of five years.

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

3. INCOME TAXES

     Significant components of the income tax benefit are as follows (in thousands):

Current tax expense:
  Foreign...................................................   $  10
Deferred tax expense (benefit):
  Federal...................................................    (697)
  State.....................................................     (97)
                                                               -----
          Total.............................................   $(784)
                                                               =====

     The reconciliation of income tax computed at the US federal statutory rates to income tax benefit is (in thousands):

Benefit at US statutory rate................................   $(745)
State income taxes (net of federal effect)..................     (66)
Foreign taxes...............................................      10
Nondeductible goodwill amortization.........................      17
                                                               -----
                                                               $(784)
                                                               =====

                                SOURCESUITE, LLC

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1999 are as follows (in thousands):

Deferred tax liabilities:
  Patents..................................................   $1,750
Deferred tax assets:
  Accrued expenses.........................................      167
  Net operating loss.......................................      584
                                                              ------
          Total deferred tax assets........................      751
                                                              ------
Net deferred tax liabilities...............................   $  999
                                                              ======

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

     On October 6, 1998, Advanced Interactive, Inc. filed a complaint in U.S. District Court for the Northern District of Illinois, Eastern Division, against ICTI and the following companies: Matsushita Electric Corporation, Matsushita Electric Industrial Co., Ltd., Sharp Electronics Corp., Sharp Corp., Thomson Consumer Electronics, Toshiba Consumer Products, Inc., Toshiba American, Inc., Toshiba Corporation, General Instruments Corp., Scientific Atlanta, Inc., ATI Technologies, Inc., ADS Technologies Inc., Gateway 2000, Inc., STB Systems, Inc., Hauppauge Computer Works, Inc., WebTV Networks, Inc. and WorldGate Communications, Inc. (collectively the "Defendants"). Advanced Interactive, Inc. alleges that ICTI infringed two claims of one of its patents by manufacturing, using and/or selling or offering to sell Sourceware(TM) ChannelLink(TM). The same allegation is made against each Defendant for its particular product or service. The Plaintiff seeks damages, but makes no claims against the patents of ICTI or any other Defendant. ICTI, and each of the Defendants, have filed an Answer and have collectively joined the Motion for Partial Summary Judgment submitted by Matsushita Electric Corporation of America, Sharp Electronics Corp., Sharp Corp. and the Toshiba Defendants. On May 12, 1999 the court denied Advanced Interactive Inc.'s

                                SOURCESUITE, LLC

Motion for summary Judgement of Infringement. On February 17, 2000, the court granted the Defendants' collective Motion for Partial Summary Judgment on patent claims interpretation. This case was transferred to SourceSuite under the terms of the joint venture agreement and subsequently became the responsibility of SourceSuite Acquisition LLC on March 3, 2000 (See Note 8 -- Subsequent Events).

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


                                            SOURCE MEDIA, INC.

                                                  /s/ STEPHEN W. PALLEY
                                            ------------------------------------
                                                     Stephen W. Palley
                                             President, Chief Executive Officer
                                                        and Director


Date: April 14, 2000

                                INDEX TO EXHIBITS

Exhibit Number      Description
3.1                 Restated Certificate of Incorporation, as amended**

3.2                 Bylaws, as amended**


4.1 Form of Common Stock Certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (No.
                    33-97564), and incorporated herein by reference)

4.2 Certificate of Designation for Senior PIK Preferred Stock, as amended**

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

4.5 First Supplemental Indenture dated as of November 1, 1999 among the Company, its subsidiaries parties thereto and U.S.
                    Trust Company of Texas, N.A.**

4.6 Second Supplemental Indenture dated as of February 15, 2000 among the Company, its subsidiaries parties thereto and U.S.
                    Trust Company of Texas, N.A.**

4.7                 Rights Agreement dated as of April 24, 1998 between the
                    Company and ChaseMellon Shareholder Services, L.L.C.**

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

10.5                Warrant Agreement dated as of October 30, 1997 between the
                    Company and ChaseMellon Shareholder Services, L.L.C. (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K dated October 30, 1997, and incorporated herein by reference)

10.6                Stock Purchase Warrant dated November 17, 1999 between the
                    Company and Insight Interactive, LLC**

10.7                Stock Purchase Warrant dated November 17, 1999 between the
                    Company and Lazard Freres & Co., LLC**

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

10.15*              Employment Agreement dated as of June 17, 1999 between the
                    Company and Howard Gross**

10.16*              Form of Severance Agreement dated March 29, 1999 between the
                    Company and Timothy P. Peters, John Reed and Maryann Walsh**

21.1                Subsidiaries**

23.1                Consent of Ernst & Young LLP

27.1                Financial Data Schedule**

*  Management Contract or Compensatory Plan

** Previously filed with this Annual Report on Form 10-K.