Form 10-K/A
period 1999-12-31
SOURCE MEDIA INC
filed 2000-05-01
CIK 900029

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         Commission File Number: 0-21894

                               SOURCE MEDIA, INC.
             (Exact Name of Registrant as Specified in its Charter)

                                    DELAWARE
                            (State of Incorporation)

                                   13-3700438
                      (I.R.S. Employer Identification No.)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of Common Stock held by non-affiliates as of March 31, 2000: $222,588,465

     Number of shares of Common Stock outstanding as of March 31, 2000:
16,188,252

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

     The following items of our Annual Report on Form 10-K for the fiscal year ended December 31, 1999 are hereby amended. Each such item is set forth herein in its entirety, as amended.


                                    PART III


                                                                                   Page
                                                                                   ----
Item 10.  Directors and Executive Officers of the Registrant..........................3

Item 11.  Executive Compensation......................................................4

Item 12.  Security Ownership of Certain Beneficial Owners and Management..............7

Item 13.  Certain Relationships and Related Transactions..............................9

 .

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information with respect to persons who are our executive officers is set forth under the caption "Executive Officers" in Part I of this report.

     Our directors are as follows:

     Stephen W. Palley, age 55, has served as our director since June 1999 and joined us in April 1999 as our President and Chief Executive Officer. From 1996 to 1999, Mr. Palley was a private investor and a consultant in the telecommunications industry. Mr. Palley was Chief Operating Officer of King World Productions, Inc. from 1986 to 1996. Mr. Palley's background includes entertainment and securities law. He is a member of the New York State Bar and the Museum of Radio and Television Council. Mr. Palley is a graduate of American University and the Columbia University School of Law.

     Michael J. Marocco, age 41, has served as our director since May 1996. Mr. Marocco is a Managing Director of Sandler Capital Management ("Sandler") and has been associated with Sandler since April 1989. Prior to that time, Mr. Marocco was a vice president at Morgan Stanley & Co., Inc. where he was involved in raising capital and merger and acquisition transactions. Mr. Marocco serves as a director of Next Generation Network, Inc., Convergent Communications, Inc. and numerous private companies involved in cable television, advertising and cellular telephone industries.

     James L. Greenwald, age 73, has served as our director since May 1996. Mr. Greenwald has served as chairman emeritus of Katz Media Corporation ("Katz"), a communications representative firm, since August 1995. Mr. Greenwald joined Katz in 1956 and has held various positions, including President of the radio division from 1965 through 1970, Executive Vice President from 1970 through 1975, President from 1975 through 1982 and Chairman of the Board of Directors and Chief Executive Officer from 1975 through 1994. Mr. Greenwald is a director of Granite Broadcasting Company, Paxson Communications Corporation and the Young Adult Institute, an honorary trustee of the Foundation of American Women in Radio and Television and a past President of the International Radio and Television Foundation and the Station Representatives Association.

     Barry Rubenstein, age 56, has served as our director since September 1997. In 1994, Mr. Rubenstein co-founded the 21st Century partnerships, of which he is presently a principal. In 1992, Mr. Rubenstein co-founded Applewood Associates, L.P., of which he is presently a principal. Prior to 1992, Mr. Rubenstein was a founder of, or founding consultant to, Applied Digital Data Systems, Inc., Novell, Inc., and Cheyenne Software, Inc. From 1983 to 1987, Mr. Rubenstein held various positions with Cheyenne Software, Inc., including President, Chief Executive Officer, Director and Chairman of the Board. Mr. Rubenstein is a director of, or advisor to, Infonautics Corporation, Millbrook Press and several private technology companies.

     Michael S. Willner, age 48, has served as our director since April 1998. Mr. Willner co-founded and has served as President of Insight Communications Company, Inc. and its predecessors ("Insight") since 1985. Mr. Willner has also been Chief Executive Officer of Insight since January 1998. Previously, Mr. Willner served as Executive Vice President and Chief Operating Officer of Vision Cable Communications, Inc. ("Vision Cable") from 1979 through 1985, Vice President of Marketing for Vision Cable from 1977 to 1979, and General Manager of Vision Cable's Bergen County, New Jersey cable television system from 1975 to 1977. Currently, Mr. Willner is a director of Insight and NTL Incorporated. He serves on the boards of C-SPAN and the National Cable Television Association where he is a member of the Executive Committee and serves as Treasurer. Mr. Willner is a graduate of Boston University's College of Communication and serves on the school's Executive Committee.

     Kim D. Kelly, age 43, has served as our director since November 1999. Ms. Kelly has been Executive Vice President and Chief Financial Officer of Insight since 1990. Ms. Kelly has also been Chief Operating Officer of Insight since January 1998. Prior to joining Insight, she served from 1982 to 1990 with Marine Midland Bank, becoming its Senior Vice President in 1988 with primary responsibility for media lending activities. Ms. Kelly serves as a member of the National Cable Television Subcommittee for Telecommunications Policy, as well as the National Cable Television Association Subcommittee for Accounting. She is also a director of Insight and Bank of New York Hamilton Funds, and serves on the boards of Cable in the Classroom and Cable Advertising Bureau. Ms. Kelly is a graduate of George Washington University.

     Sidney Knafel, age 69, has served as our director since November 1999. Mr. Knafel has been Chairman of the Board of Insight since 1985. He was the founder, Chairman and an equity holder of Vision Cable from

1971 until its sale in 1981. Mr. Knafel is presently the managing partner of SRK Management Company, a private investment company, and also serves as Chairman of BioReliance Corporation, a biological testing company. He is a director of NTL Incorporated, CoreComm Limited, General American Investors Company, Inc. and IGENE Biotechnology, Inc. as well as several private companies. Mr. Knafel is a graduate of Harvard College and the Harvard Business School.


             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Directors, officers and more than ten percent stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 1999, all directors, officers and more than ten percent stockholders were in compliance with all applicable Section 16(a) filing requirements, except that Mr. Tigh was not timely in the filing of two reports and each of Ms. Hamilton and Mr. Gross were not timely in the filing of one report. All required reports have been filed with the SEC.


ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following summary compensation table sets forth the annual compensation paid or accrued, together with the number of shares covered by options granted, to our Chief Executive Officer, the four other highest paid executive officers serving at the end of 1999 and three other former executive officers (the "named executive officers") for the years indicated:

                                                                              LONG TERM
                                        ANNUAL COMPENSATION                 COMPENSATION
                                  --------------------------------        ------------------
                                                                             COMMON STOCK                ALL OTHER
NAME AND PRINCIPAL POSITION       YEAR        SALARY         BONUS        UNDERLYING OPTIONS            COMPENSATION
---------------------------       ----        ------         -----        ------------------            ------------
Stephen W. Palley (1)             1999       $150,000            --           500,000                     --
Chairman of the Board and
Chief Executive Officer

Victoria Hamilton (2)             1999       $237,154            --            60,000                   $ 50,000
Chief Operating Officer

F. Paul Tigh (3)                  1999       $185,000            --            34,417                         --
Chief Financial Officer and       1998        117,067            --            70,002                         --
Treasurer

Howard Gross (4)                  1999       $101,654            --           125,000                   $ 70,715
President and Chief Operating
Officer, IT Network

Timothy P. Peters (5)             1999       $ 56,250            --            16,666                   $168,750
Former Chairman of the Board      1998        225,000            --           212,500                         --
and Chief Executive Officer       1997        225,000      $132,656            12,500                         --

John J. Reed (6)                  1999       $ 52,500            --            16,666                   $157,500
Former President                  1998        210,000      $  2,363            70,000                         --
                                  1997        210,000        44,012            38,000                         --

W. Thomas Oliver (7)              1999       $250,000            --            41,750                         --
Former Executive Vice President   1998        250,000      $  1,910            60,000                         --
                                  1997        250,000        37,856            25,000                         --

Maryann Walsh (8)                 1999       $ 32,500            --            16,666                   $ 97,500
Former General Counsel            1998        130,000      $  3,023            64,000                         --
                                  1997        100,000        32,550             4,000                         --

-----------------------------

(1) Mr. Palley joined us in April 1999 as our President and Chief Executive Officer.

(2) Ms. Hamilton became our Interim Chief Operating Officer in March 1999. Between January and March 1999, Ms. Hamilton served as a consultant to us, for which she was paid $50,000, as listed under "All Other Compensation".

(3) Mr. Tigh was elected as our Chief Financial Officer and Treasurer in July 1998. Mr. Tigh joined us in April 1998 as our Vice President and Corporate Controller.

(4) Mr. Gross was elected as President and Chief Operating Officer of our subsidiary, IT Network Inc., in June 1999. Between January and June 1999, Mr. Gross served as a consultant to us, for which he was paid $70,715, as listed under "All Other Compensation."

(5) Mr. Peters entered into a Separation Agreement with us on March 29, 1999 pursuant to which he resigned as an officer and agreed to be retained as a consultant through January 31, 2000 for which he was paid $168,750 in 1999, as listed under "All Other Compensation".

(6) Mr. Reed entered into a Separation Agreement with us on March 29, 1999 pursuant to which he resigned as an officer and agreed to be retained as a consultant through January 31, 2000 for which he was paid $157,500 in 1999, as listed under "All Other Compensation".

(7) Mr. Oliver entered into a Separation Agreement with us on March 27, 2000 pursuant to which he resigned as an officer and agreed to be retained as a consultant through May 31, 2000.

(8) Ms. Walsh entered into a Separation Agreement with us on March 29, 1999, amended September 14, 1999, pursuant to which she resigned as an officer and agreed to be retained as a consultant through July 2000 for which she was paid $97,500 in 1999, as listed under "All Other Compensation".

OPTIONS GRANTS IN LAST FISCAL YEAR

     The following table sets forth information with respect to all options granted during the 1999 fiscal year to each of the named executive officers.



                                            PERCENT OF                                     POTENTIAL REALIZED VALUE
                                               TOTAL                                         AT ASSUMED ANNUAL
                              NUMBER          OPTIONS                                          RATES OF STOCK
                             OF SHARES      GRANTED TO       EXERCISE                        PRICE APPRECIATION
                            UNDERLYING       EMPLOYEES        PRICE                          FOR OPTION TERMS (1)
                              OPTIONS         IN 1999          PER       EXPIRATION      --------------------------
NAME                          GRANTED       FISCAL YEAR       SHARE         DATE            5%               10%
----------------------      -----------     -----------    ----------    ----------      ----------      ----------
Stephen W. Palley             500,000           39.2%      $ 15.3125       3/29/09       $4,814,974     $12,202,091
Victoria Hamilton              60,000            4.7%        15.3125       3/29/06          374,024         871,634
F. Paul Tigh                   10,556            0.8%        16.6250        1/4/06           71,443         166,494
                               10,556            0.8%        16.6250        1/4/07           83,790         200,692
                               10,566            0.8%        16.6250        1/4/08           96,755         238,311
                                2,750(2)         0.2%         6.6250        1/4/05           43,049          62,775
Howard Gross                  125,000            9.8%        15.0000       6/17/09        1,230,080       3,069,322
Timothy P. Peters              16,666            1.3%        15.3125       3/29/06          103,891         242,111
John J. Reed                   16,666            1.3%        15.3125       3/29/06          103,891         242,111
W. Thomas Oliver               11,667            0.9%        16.6250        1/4/06           78,963         184,017
                               11,667            0.9%        16.6250        1/4/07           92,609         221,815
                               11,667            0.9%        16.6250        1/4/08          106,938         263,393
                                6,750(3)         0.5%         6.6250        1/4/05          105,665         154,084
Maryann Walsh                  16,666            1.3%        15.3125       3/29/06          103,891         242,111

(1) The assumed 5% and 10% rates of stock price appreciation are specified by the SEC's rules and do not reflect expected appreciation. The amount shown represents the assumed value of the stock options (less exercise price) at the end of the period beginning on the date of grant and ending on the option expiration date.

(2) On the date Mr. Tigh's options were granted, the market price of our common stock was $16.625. The value of these options (value of the underlying common stock less the exercise price) based on the stock price on the date of grant was $27,500.

(3) On the date Mr. Oliver's options were granted, the market price of our common stock was $16.625. The value of these options (value of the underlying common stock less the exercise price) based on the stock price on the date of grant was $67,500.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table sets forth for each of the named executive officers information concerning exercised and unexercised options.


                                                                NUMBER OF SHARES                 VALUE OF UNEXERCISED
                                                         UNDERLYING UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS AT
                             SHARES                           AT DECEMBER 31, 1999                 DECEMBER 31, 1999
                            ACQUIRED        VALUE       --------------------------------      ------------------------------
        NAME              ON EXERCISE      REALIZED     EXERCISABLE        UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
------------------        -----------      --------     -----------        -------------      -----------      -------------
Stephen W. Palley              ---           ---            125,000              375,000       $  398,438         $1,195,313
Victoria Hamilton              ---           ---             60,000                  ---          191,250                ---
F. Paul Tigh                   ---           ---             22,305               82,114          163,804            445,115
Howard Gross                   ---           ---             25,000              100,000           87,705            350,000
Timothy P. Peters              ---           ---            326,236                  ---        3,120,268                ---
John J. Reed                 100,000      $902,796          100,779                  ---          878,531                ---
W. Thomas Oliver               ---           ---            266,750               60,000        2,279,844            310,938
Maryann Walsh                  ---           ---             99,666                  ---          880,333                ---

DIRECTOR COMPENSATION

     Directors who are not full-time employees are paid a retainer of $2,500 per fiscal quarter and $1,000 for each meeting of the Board of Directors and of any Committee thereof that they attend (so long as the Committee meeting is not on the same day as a Board of Directors meeting), or $500 for each telephonic meeting in which they participate and are reimbursed for travel and related expenses incurred in connection with attendance at Board and Committee meetings. Pursuant to the 1995 Nonqualified Stock Option Plan for Non-Employee Directors, during 1999 each non-employee director was granted an option to purchase 3,000 shares of our common stock, with an exercise price of $13.19, the fair market value of a share of common stock on the date of grant (based on a trailing five-day average); however, Messrs. Marocco and Rubenstein waived their right to receive such options.

     In certain instances, directors who are not full-time employees may be engaged by the Board of Directors to participate in projects for our benefit. In such instances, the Board of Directors has authorized payment to those directors at a rate of $125 per hour, up to a maximum of $1,000 per day, in addition to reimbursement of expenses incurred in the performance of services.

EMPLOYMENT CONTRACTS

     We have entered into an employment agreement with Stephen W. Palley dated March 29, 1999 pursuant to which Mr. Palley is employed for three years as Chief Executive Officer at a base salary of $200,000 per year plus a bonus, the timing and amount of such bonus to be determined in the discretion of the Board. In addition, Mr. Palley is entitled to benefits generally available to other senior management employees. At the time Mr. Palley entered into his employment agreement, we granted him a stock option to purchase 500,000 shares of common stock at $15.31 per share, vesting in equal amounts (125,000 per year) on March 29, 1999, 2000, 2001 and 2002. If we terminate Mr. Palley's employment, other than for cause, death or disability, or if Mr. Palley resigns within a 60-day period beginning six months after a "change of control" (as defined in the agreement), we have agreed to continue making monthly base salary payments for the remainder of the agreement's term or until Mr. Palley obtains other employment, whichever comes first, and to continue to provide insurance coverage until Mr. Palley obtains other employment.

     Our subsidiary, IT Network, Inc., has entered into a two-year employment agreement with Howard Gross dated as of June 17, 1999 pursuant to which Mr. Gross is employed as President and Chief Operating Officer of IT Network at a base salary of $180,000 per year plus a bonus, the timing and amount of such bonus to be determined at the discretion of our Board. In addition, Mr. Gross is entitled to benefits generally available to other senior management employees of IT Network. At the time Mr. Gross entered into his employment agreement, we granted him stock options to purchase 125,000 shares, vesting over four years. If IT Network terminates Mr. Gross's employment, other than for cause, death or disability, IT Network has agreed to continue making monthly base salary payments and to continue to provide insurance coverage for the remainder of the agreement's term or until Mr. Gross obtains other employment, whichever comes first.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee of the Board of Directors are currently Michael S. Willner, James L. Greenwald and Stephen W. Palley. Mr. Greenwald became a member of the Compensation Committee on May 21, 1997. Mr. Palley joined the Committee on June 7, 1999 and Mr. Willner joined the Committee on May 21, 1999. Mr. Palley replaced Robert H. Alter, who had joined the Committee in 1997. Mr. Willner replaced Michael J. Marocco, who had joined the Committee in 1998. None of Messrs. Alter, Greenwald, Marocco or Willner is or has been our officer, nor has any of them been involved in related transactions with us. Mr. Palley is our chief executive officer and receives compensation as described above under "Executive Compensation". Mr. Willner serves as President and a director of Insight, which engaged in certain transactions with us, as described below under "Certain Relationships and Related Transactions."



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of our common stock as of March 31, 2000 by (i) each director, (ii) each person known to us to own beneficially 5% or more of our common stock, (iii) each named executive officer and (iv) all current directors and executive officers as a group. Except as otherwise indicated, the address of each beneficial owner of 5% or more of our common stock is 5400 LBJ Freeway, Suite 680, Dallas, Texas 75240.

                                                               SHARES             PERCENT OF
NAME                                                    BENEFICIALLY OWNED (1)       CLASS
----                                                    ----------------------    ----------
Timothy P. Peters (2)(3) .........................                379,524               2.3%

John J. Reed (2)(4) ..............................                100,779               *

Michael J. Marocco (5) ...........................                968,726               5.7%

James L. Greenwald (6) ...........................                 12,000               *

Barry Rubenstein (7) .............................                980,752               5.7%

Michael S. Willner (8)(9) ........................                 46,000               *

Sidney R. Knafel (9)(10) .........................                 63,000               *

Kim D. Kelly (9)(10) .............................                  3,000               *

F. Paul Tigh (11) ................................                 39,084               *

Stephen W. Palley (12) ...........................                250,000               1.5%

Howard Gross (13) ................................                 25,000               *

Victoria Hamilton (14) ...........................                 60,000               *

Maryann Walsh (2)(15) ............................                247,584               1.5%

W. Thomas Oliver (2)(16) .........................                243,417               1.5%

Insight Communications Company, Inc. (17) ........              5,112,654              25.0%
Insight Interactive LLC
126 East 56th Street
New York, New York 10022

Dr. Ernst Mueller-Moehl (18) .....................              1,025,000               6.3%
Actieninvest AG
Weinplatz 10
8022 Zurich
Switzerland

All current directors and executive
  officers as a group (10 persons) ...............              1,509,624               8.6%

------------------

* Less than 1%

(1) Includes shares of common stock directly and indirectly owned and shares of common stock underlying currently exercisable options and warrants as well as those options and warrants which will become exercisable within 60 days of March 31, 2000. Except as otherwise indicated, the named persons herein have sole voting and dispositive power with respect to beneficially owned shares.

(2)  Former executive officer.

(3)  Includes 326,236 shares of common stock issuable upon exercise of options.

(4)  Includes 100,779 shares of common stock issuable upon exercise of options.

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

(6)  Includes 12,000 shares of common stock issuable upon exercise of options.

(7) Includes (i) 16,125 shares of common stock issuable upon exercise of exercisable warrants and (ii) 3,000 shares of common stock issuable upon exercise of options. Mr. Rubenstein is an officer and shareholder of Infomedia Associates, Ltd. which is one of the general partners of 21st Century Communications Partners, L.P., 21st Century Communications T-E Partners, L.P. and 21st Century Communications Foreign Partners, L.P. Accordingly, also includes (iii) 635,949 shares of common stock issuable upon exercise of exercisable warrants held by 21st Century Communications Partners, L.P., (iv) 216,374 shares of common stock issuable upon exercise of exercisable warrants held by 21st Century Communications T-E Partners, L.P., (v) 85,615 shares of common stock issuable upon exercise of exercisable warrants held by 21st Century Communications Foreign Partners, L.P. Mr. Rubenstein disclaims beneficial ownership to all of the preceding shares except to the extent of his pecuniary interest.

(8)  Includes 21,000 shares of common stock issuable upon exercise of options.

(9) Excludes 5,112,654 shares of common stock beneficially owned by Insight, of which each individual is an officer and a director. Each individual disclaims beneficial ownership to all of such shares except to the extent of his or her pecuniary interest.

(10) Includes 3,000 shares of common stock issuable upon exercise of options.

(11) Includes 39,084 shares of common stock issuable upon exercise of options.

(12) Includes 250,000 shares of common stock issuable upon exercise of options.

(13) Includes 25,000 shares of common stock issuable upon exercise of options.

(14) Includes 60,000 shares of common stock issuable upon exercise of options.

(15) Includes 99,666 shares of common stock issuable upon exercise of options.

(16) Includes 243,417 shares of common stock issuable upon exercise of options.

(17) Includes 4,270,549 shares of common stock issuable upon exercise of exercisable warrants which were issued as described below under "Certain Relationships and Related Transactions."

(18) Based on a report on Schedule 13G dated March 21, 2000.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On November 17, 1999, we formed SourceSuite LLC, a joint venture with Insight Interactive LLC, a wholly-owned subsidiary of Insight, to conduct all of our lines of business relating to our VirtualModem and Interactive Channel products and businesses. At the same time, pursuant to a Common Stock and Warrants Purchase Agreement, Insight Interactive acquired 842,105 shares of our common stock at a price of $14.25 per share, for a purchase price of $12 million in cash. We also issued to Insight Interactive five-year warrants to acquire up to an additional 4,596,786 shares of our common stock at an exercise price of $20.00 per share.

     The Purchase Agreement includes registration rights provisions for the shares issued and the shares underlying the warrants. The warrants contain provisions protecting the holder from future dilution in certain instances. The Purchase Agreement contains provisions to protect Insight Interactive's interest in us, including preemptive rights and Board representation. In order to provide Insight Interactive with these rights, we issued Insight Interactive a special series of Non-Participating Preferred Stock.

     The Non-Participating Preferred Stock entitles Insight Interactive to designate a certain number of the members of our Board of Directors based on Insight Interactive's ownership percentage of our common stock on a fully diluted basis as set forth below. The terms of the Non-Participating Preferred Stock require that the Board be comprised of either seven or ten members. Insight's Board designees are Mr. Knafel, Mr. Willner and Ms. Kelly.


         Number of Board Seats to be Designated
         ---------------------------------------
                 by Insight Interactive                                   Percentage of Voting Stock
                 ----------------------                                  Owned by Insight Interactive
Based on 7 Person Board          Based on 10 Person Board                  on a Fully Diluted Basis
-----------------------          ------------------------                ----------------------------
           3                                4                                   15% or greater

           2                                3                           7.5% or more but less than 15%

           1                                2                           5% or more but less than 7.5%

           1                                1                           2.5% or more but less than 5%

           0                                0                                   less than 2.5%

     In addition to the Board representation described above, Insight Interactive is entitled to have at least one voting representative on each committee of the Board of Directors, including but not limited to, the executive committee, if any, the audit committee and the compensation committee.

     The Non-Participating Preferred Stock also gives Insight Interactive certain preemptive rights to purchase securities that we may sell or issue to enable Insight Interactive to maintain its ownership percentage of the then outstanding common stock.

     Insight Interactive's right to appoint members to the Board of Directors (and committees of the Board) and its preemptive rights will lapse in the event that its ownership of our voting stock on a fully diluted basis falls below 2.5%.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SOURCE MEDIA, INC.



Date: May 1, 2000                          By: /s/ Stephen W. Palley
                                              ----------------------------------
                                           President and Chief Executive Officer