Form 10-Q
period 2000-03-31
SOURCE MEDIA INC
filed 2000-05-15
CIK 900029

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 2000


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

    NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MAY 10, 2000: 16,202,092

                               SOURCE MEDIA, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000

PART I. FINANCIAL INFORMATION
                                                                                                Page Number
                                                                                                -----------
Item 1.           Consolidated Financial Statements of Source Media, Inc.

                  Consolidated Balance Sheets of Source Media, Inc. (Unaudited)
                  December 31, 1999 and March 31, 2000                                                 3-4

                  Consolidated Statements of Operations of Source Media, Inc. (Unaudited)
                  Three months ended March 31, 1999 and 2000                                             5

                  Consolidated Statements of Cash Flows of Source Media, Inc. (Unaudited)
                  Three months ended March 31, 1999 and 2000                                             6

                  Consolidated Statements of Stockholders' Equity (Capital Deficiency)
                  of Source Media, Inc. (Unaudited)                                                      7

                  Notes to Consolidated Financial Statements of Source Media,
                  Inc. (Unaudited)                                                                    8-15

                  Financial Statements of SourceSuite LLC

                  Balance Sheet of SourceSuite LLC (Unaudited) March 31, 2000                           16

                  Statement of Operations of SourceSuite LLC (Unaudited)
                  Period from Inception (March 3, 2000) to March 31, 2000                               17

                  Statement of Cash Flows of SourceSuite LLC (Unaudited)
                  Period from Inception (March 3, 2000) to March 31, 2000                               18

                  Statement of Members' Equity of SourceSuite, LLC (Unaudited) March 31, 2000           19

                  Notes to Financial Statements of SourceSuite LLC (Unaudited)
                  Period from Inception (March 3, 2000) to March 31, 2000                            20-22


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                23-27

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                            27


PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                                    N/A

Item 2.           Changes in Securities and Use of Proceeds                                            N/A

Item 3.           Defaults Upon Senior Securities                                                      N/A

Item 4.           Submission of Matters to a Vote of Security Holders                                   28

Item 5.           Other Information                                                                    N/A

Item 6.           Exhibits and Reports on Form 8-K                                                      28

                               SOURCE MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)
                                  (Unaudited)

                                                                   DECEMBER 31,       MARCH 31,
                                                                       1999             2000
                                                                   ------------     ------------
Current Assets:
   Cash and cash equivalents                                       $     10,910     $     14,004
   Short-term investments                                                 2,500               --
   Restricted investments                                                 5,997            6,080
   Trade accounts receivable, less allowance for doubtful
      accounts of $605 and $471 in 1999 and 2000, respectively            1,643            2,086
   Related party receivables                                              1,458              530
   Prepaid expenses and other current assets                              1,068            1,244
   Investment in securities available for sale                               --           55,597
                                                                   ------------     ------------
Total current assets                                                     23,576           79,541

Property and equipment:
   Production equipment                                                   4,511            4,355
   Computer equipment                                                     3,612            3,450
   Other equipment                                                        1,612            2,618
   Furniture and fixtures                                                   656              656
                                                                   ------------     ------------
                                                                         10,391           11,079

Accumulated depreciation                                                  7,957            9,183

                                                                   ------------     ------------
Net property and equipment                                                2,434            1,896

Intangible assets:
   Goodwill                                                               3,688            3,688
   Contract rights                                                       11,933           11,933
                                                                   ------------     ------------
                                                                         15,621           15,621

Accumulated amortization                                                  6,119            6,649

                                                                   ------------     ------------
Net intangible assets                                                     9,502            8,972

Investment in joint venture                                              18,669            4,626
Other non-current assets                                                  3,835            3,628

                                                                   ------------     ------------
Total assets                                                       $     58,016     $     98,663
                                                                   ============     ============


See accompanying Notes to Consolidated Financial Statements.

                               SOURCE MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
            LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
                                 (IN THOUSANDS)
                                  (Unaudited)


                                                                            DECEMBER 31,        MARCH 31,
                                                                                1999              2000
                                                                            ------------      ------------
Current Liabilities:
   Trade accounts payable                                                   $        955      $      1,102
   Accrued interest                                                                1,991             4,878
   Accrued payroll                                                                   591               627
   Other accrued liabilities                                                       3,706             3,642
   Unearned income                                                                 1,925             2,459
                                                                            ------------      ------------
Total current liabilities                                                          9,168            12,708

Long-term debt                                                                    96,250            96,250

Minority interests in consolidated subsidiaries                                    3,840             3,840
Note receivable and accrued interest from minority stockholder,
   net of discount of $12 and $5 in 1999 and 2000, respectively                     (837)             (848)
                                                                            ------------      ------------
                                                                                   3,003             2,992

Senior redeemable payment-in-kind (PIK) preferred
   stock, $25 dollar per share liquidation preference, $.001 par value, net of discount
   Authorized shares - 1,712; Issued and outstanding
   shares 1,043 and 1,078 in 1999 and 2000, respectively                          18,467            19,339

Non-participating preferred stock, $25 dollar per share liquidation preference, $.001 par value; Authorized and issued - 1 single share

Stockholders' equity (capital deficiency):
   Common stock, $.001 par value:
      Authorized shares - 50,000; 16,278 and 16,456
      issued and outstanding in 1999 and 2000, respectively                           16                16

   Less treasury stock, at cost - 268 and 268 shares in
      1999 and 2000, respectively                                                 (2,647)           (2,647)

   Capital in excess of par value                                                120,883           121,083
   Accumulated other comprehensive loss                                               --           (31,841)
   Accumulated deficit                                                          (187,124)         (119,237)

                                                                            ------------      ------------
Total stockholders' equity (capital deficiency)                                  (68,872)          (32,626)

                                                                            ------------      ------------
Total liabilities and stockholders' equity (capital deficiency)             $     58,016      $     98,663
                                                                            ============      ============


See accompanying Notes to Consolidated Financial Statements.

                               SOURCE MEDIA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)

                                                          THREE MONTHS        THREE MONTHS
                                                             ENDED               ENDED
                                                         MARCH 31, 1999      MARCH 31, 2000
                                                         --------------      --------------
Monetary revenues                                        $        4,943      $        3,976
Nonmonetary revenues                                                409                 660
                                                         --------------      --------------
   Total revenues                                                 5,352               4,636

Monetary cost of sales                                            2,697               2,340
Nonmonetary cost of sales                                           409                 660
                                                         --------------      --------------
   Total cost of sales                                            3,106               3,000
                                                         --------------      --------------
Gross profit                                                      2,246               1,636

Selling, general and administrative expenses                      5,550               3,843
Amortization of intangible assets                                 1,236                 584
Research and development expenses                                   830                  --
                                                         --------------      --------------
                                                                  7,616               4,427
                                                         --------------      --------------
Operating loss                                                   (5,370)             (2,791)

Interest expense                                                  3,209               3,094
Interest income                                                    (282)               (246)
Equity interest in losses of joint venture                           --               1,583
Gain on sale of interest in joint venture                            --             (74,977)
Other expense (income)                                               (2)               (133)
                                                         --------------      --------------
Net income (loss)                                                (8,295)             67,888

Preferred stock dividends                                           716                 822
                                                         --------------      --------------
Net income (loss) attributable to common stockholders        $   (9,011)     $       67,066
                                                         ==============      ==============



Other comprehensive income (loss):
    Unrealized loss on available for sale securities                 --             (31,841)
                                                         --------------      --------------
Comprehensive Income                                             (9,011)             35,225
                                                         ==============      ==============



Basic and diluted net loss per common share:
Net income (loss) per common share:
    Basic                                                $        (0.70)     $         4.17
    Diluted                                              $        (0.70)     $         3.72

Weighted average common shares outstanding:
    Basic                                                        12,830              16,086
    Diluted                                                      12,830              18,028



See accompanying notes to Consolidated Financial Statements

                               SOURCE MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)

                                                                THREE MONTHS        THREE MONTHS
                                                                    ENDED               ENDED
                                                                MARCH 31, 1999      MARCH 31, 2000
                                                                --------------      --------------
OPERATING ACTIVITIES
Net income (loss)                                               $       (8,295)     $       67,888
Adjustments to reconcile net income (loss) to net cash
             used in operating activities:
             Depreciation                                                  669                 573
             Amortization of intangible assets                           1,236                 530
             Stock compensation                                            408                 163
             Non-cash interest expense                                     206                 255
             Non-cash interest income                                     (154)                (83)
             Provision for losses on accounts receivable                   150                 134
             Gain of sale of joint venture                                  --             (74,977)
             Equity investment in losses of joint venture                   --               1,583
             Other, net                                                    (15)                 --
Changes in operating assets and liabilities:
             Trade accounts receivable                                     384               1,279
             Related party receivable                                       --                (928)
             Prepaid expenses and other current assets                    (217)               (183)
             Deferred expenses                                             143                   6
             Trade accounts payable and accrued liabilities              2,044               3,006
             Accrued interest                                               --                 (11)
             Unearned income                                                46                 534

                                                                --------------      --------------
Net cash used in operating activities                                   (3,395)               (231)

INVESTING ACTIVITIES
             Capital expenditures                                         (204)                (34)
             Redemption of short-term investments                           --               2,500
             Proceeds from sale of joint venture                            --               4,392
             Investment in SourceSuite LLC                                  --              (4,392)

                                                                --------------      --------------
Net cash provided by (used in) investing activities                       (204)              2,466

FINANCING ACTIVITIES
             Proceeds from issuance of common stock                      1,273                 858
             Other                                                          --                   1

                                                                --------------      --------------
Net cash provided by financing activities                                1,273                 859

Net increase (decrease) in cash and cash equivalents                    (2,326)              3,094
Cash and cash equivalents at beginning of period                        11,662              10,910

                                                                --------------      --------------
Cash and cash equivalents at end of period                      $        9,336      $       14,004
                                                                ==============      ==============


See accompanying Notes to Consolidated Financial Statements

                               SOURCE MEDIA, INC.

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

                                 (In thousands)
                                  (Unaudited)


                                                COMMON STOCK                          CAPITAL IN
                                           -----------------------     TREASURY       EXCESS OF      ACCUMULATED
                                            SHARES       AMOUNT         STOCK         PAR VALUE        DEFICIT
                                           --------   ------------   ------------    ------------    ------------
BALANCE AT DECEMBER 31, 1999                 16,278   $         16   $     (2,647)   $    120,883    $   (187,124)
Issuance of common stock upon exercise of
   stock options                                178             --             --             859              --
Stock compensation                               --             --             --             163              --
Accumulated other comprehensive loss             --             --             --              --              --
Net income                                       --             --             --              --          67,887
Preferred stock dividends                        --             --             --            (822)             --
                                             ------   ------------   ------------    ------------    ------------
BALANCE AT MARCH 31, 2000                    16,456   $         16   $     (2,647)   $    121,083    $   (119,237)
                                             ======   ============   ============    ============    ============

                                                               TOTAL
                                                            STOCKHOLDERS'
                                           Comprehensive   EQUITY (CAPITAL
                                               Loss          DEFICIENCY)
                                           -------------   ---------------
BALANCE AT DECEMBER 31, 1999                $       --     $    (68,872)
Issuance of common stock upon exercise of
   stock options                                    --              859
Stock compensation                                  --              163
Accumulated other comprehensive loss           (31,841)         (31,841)
Net income                                          --           67,887
Preferred stock dividends                           --             (822)
                                            ----------     ------------
BALANCE AT MARCH 31, 2000                   $  (31,841)    $    (32,626)
                                            ==========     ============

          See accompanying Notes to Consolidated Financial Statements

                               SOURCE MEDIA, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Unless the context otherwise requires, all references to the "Company" or "Source Media" include Source Media, Inc. and its wholly-owned operating subsidiaries, IT Network, Inc. ("IT Network"), Interactive Channel, Inc. ("Interactive Channel"), SMI Holdings, Inc. ("Holdings"), and Interactive Channel Technologies Inc., ("ICTI") and SourceSuite LLC ("SourceSuite"), a 50/50 joint venture with Insight Interactive LLC ("Insight"), a subsidiary of Insight Communications Company, Inc.

1. Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries for the periods indicated. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         On March 3, 2000 Source Media and Insight sold their respective interests in a joint venture to Liberate Technologies ("Liberate") in exchange for the issuance of 886,000 shares of common stock in Liberate to both Source Media and Insight. Prior to the sale of the joint venture, cash equal to the value (as determined by an independent appraisal) of certain retained businesses, consisting of the interactive programming guide and related content business, was contributed by the joint venture to SourceSuite, of which Source Media and Insight each own 50%. SourceSuite used these funds to purchase the retained business from the joint venture, which comprised fixed assets with a net book value of approximately $200,000 and certain accrued liabilities, for $1.1 million.

         The following represents the unaudited pro forma results of operations for Source Media as if the joint venture with Insight, subsequent sale to Liberate and formation of SourceSuite had occurred on January 1, 1999.

                                             Three Months Ended            Three Months Ended
                                               March 31, 1999                March 31, 2000
                                             ------------------            ------------------
Total revenues                                    $ 5,310                        $ 4,636
Operating loss                                     (2,670)                        (2,791)
Net loss attributable to common stockholders       (6,913)                        68,152
Net loss per common share                           (0.54)                          4.24

2. Equity Investment in Joint Venture

         The Company recorded its share of results of operations of its original joint venture with Insight up to March 3, 2000 and records its share of operating results of SourceSuite on the equity method in the Consolidated Statement of Operations. The Company owns a 50% interest in SourceSuite which provides interactive programming guide and television programming services. SourceSuite is managed by the Company within the terms of the operating agreement and the annual operating plan approved by the management committee. Special actions by SourceSuite require approval of a four member management committee with equal representation, by both

Source Media and Insight, on the management committee. The Operating Agreement of SourceSuite restricts any distribution of equity to members for a period of three years.

3. Computation of Net Loss Per Common Share

         The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share" (SFAS No. 128). Under the provisions of SFAS No. 128, basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. In computing diluted net income (loss) per share, all options, warrants, and convertible securities are excluded if their effect would be antidilutive.

         The reconciliation between the numerator of Basic and Diluted net income (loss) per common share is as follows:

                                              MARCH 31,       MARCH 31,
                                                1999            2000
                                             ----------      ----------
Numerator for basic and diluted
  net income (loss) per share -
  income available to common
  stockholders                                 $ (9,011)       $ 67,066
                                               ========        ========

The reconciliation between the denominator of Basic and Diluted net income
(loss) per common share is as follows:

                                              MARCH 31,       MARCH 31,
                                                1999            2000
                                             ----------      ----------
Denominator for basic net income (loss)
 per share - weighted average shares             12,830          16,086

Effect of dilutive securities:
 Employee stock options                              --             366
 Warrants                                            --           1,576
                                             ----------      ----------
Dilutive potential common shares                     --           1,942

Denominator for diluted net income (loss)
 per share - adjusted weighted average
 shares and assumed conversions                  12,830          18,028
                                             ==========      ==========
Basic net income (loss) per share                $(0.70)          $4.17
                                             ===========     ==========
Diluted net income (loss) per share              $(0.70)          $3.72
                                             ===========     ==========

4. Available for Sale Securities

         Investment in securities available for sale are recorded at market value as of the reporting date. Temporary declines in market value are charged to shareholders' equity. Permanent declines in market value, if any, are charged to earnings.


5. New Accounting Pronouncements

         Financial Accounting Statement 133, Accounting for Derivative Instruments and Hedging Activities was issued in June 1998, amended by FAS 137, to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet adopted or completed its assessment of the implications of this statement. The Company is also considering the effects of the SEC Staff Accounting Bulletin No. 101, Revenue Recognition. If the Company were to change its current revenue recognition methodology, it would expect this change in accounting policy to negatively impact revenues in 2000. Additionally, the Company is evaluating the effects of FASB Interpretation 44, Accounting for Certain Transactions Involving Stock Options. The Company has not yet adopted or completed its assessment of this interpretation on our current practices.

6. Commitments and Contingencies

         ICTI and Holdings filed a patent infringement suit against WorldGate Communications, Inc. in federal district court in Delaware in May 1998. In June 1998, WorldGate filed a counterclaim against the plaintiffs and the Company for, among other things, unfair competition, interference with contract and trade secret misappropriation. The counterclaim defendants denied the allegations in the counterclaim. The relevant patents and this litigation were assumed by Liberate as part of the sale of the joint venture with Insight. Liberate agreed to defend the Company against WorldGate's counterclaims.

         On August 21, 1998, the first of fourteen class action complaints was filed against the Company and certain of its present and former officers and directors in the United States District Court for the Northern District of Texas asserting violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10-b5 promulgated thereunder. The fourteen complaints were consolidated into the first filed case. Plaintiffs filed an amended complaint on March 3, 1999. The plaintiffs sought damages in an unspecified amount. On November 12, 1999, the Court set a series of deadlines for the disposition of the case ending with the trial set for October 2, 2000. The Company believes this case is totally without merit and intends to vigorously defend itself and its officers and directors.

         On October 6, 1998, Advanced Interactive, Inc. filed a complaint in U.S. District Court for the Northern District of Illinois, Eastern Division, against ICTI and the following companies: Matsushita Electric Corporation, Matsushita Electric Industrial Co., Ltd., Sharp Electronics Corp., Sharp Corp., Thomson Consumer Electronics, Toshiba Consumer Products, Inc., Toshiba American, Inc., Toshiba Corporation, General Instruments Corp., Scientific Atlanta, Inc., ATI Technologies, Inc., ADS Technologies Inc., Gateway 2000, Inc., STB Systems, Inc., Hauppauge Computer Works, Inc., WebTV Networks, Inc. and WorldGate Communications, Inc. (collectively the "Defendants"). Advanced Interactive alleges that ICTI infringed two claims of one of its patents by manufacturing, using and/or selling or offering to sell "Sourceware(TM)ChannelLink(TM). The same allegation is made against each Defendant for its particular product or service. The Plaintiff seeks damages, but makes no claims against the patents of ICTI or any other Defendant. ICTI, and each of the Defendants, have filed an Answer and have collectively joined the Motion for Partial Summary Judgment submitted by Matsushita Electric Corporation of America, Sharp Electronics Corp., Sharp Corp. and the Toshiba Defendants. On May 12, 1999 the court denied Advanced Interactive's Motion for summary Judgement of Infringement. On February 17, 2000, the court granted the Defendants' collective Motion for Partial Summary Judgment on patent claims interpretation. This case was transferred to the Company's joint venture with Insight in November 1999 and subsequently became the responsibility of SourceSuite on March 3, 2000. The Company believes this case is totally without merit and intends to vigorously defend itself.

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

         The Company has employment agreements with two executives which expire in 2001 and 2002. The agreements provide that the Company will pay a base salary amount and grant stock options that vest over a set term to the employees. In the event of a termination without cause, the Company remains obligated to make certain payments as defined in the agreements.


7. Long-Term Debt

         On October 30, 1997, the Company issued Senior Secured Notes (the "Notes"), in the principal amount of $100 million, which bear interest at the rate of 12% per annum through November 1, 2004. Interest on the Notes is payable semi-annually on May 1 and November 1 of each year commencing on May 1, 1998, to holders of record at the close of business on April 15th or October 15th immediately preceding the interest payment date. The Company placed into an escrow account approximately $22.6 million of the net proceeds from the offering of the Notes, representing funds sufficient, together with interest thereon, to pay the first four interest payments on the Notes. Additionally, the Company placed in escrow $6.0 million in November 1999 from the proceeds received in the transaction with Insight to pay the May 2000 interest payment.

         The Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company's subsidiaries (the "Subsidiary Guarantors"). The guarantees are senior obligations of the Subsidiary Guarantors and are secured by substantially all of the assets of the Subsidiary Guarantors. The guarantees rank pari passu in right of payment with all existing and future senior indebtedness of the Subsidiary Guarantors and rank senior in right of payment to all existing and future subordinated obligations of the Subsidiary Guarantors. The guarantees may be released upon the occurrence of certain events. The guarantee executed by IT Network contains a covenant that restricts payments of dividends on its capital stock to an amount sufficient to cover debt service on the Notes, redemptions or repurchases of the Notes or the Company's Senior PIK Preferred Stock (the "Preferred Stock"), dividends on the Preferred Stock and corporate overhead. The assets of Source Media consist solely of investments in its subsidiaries and SourceSuite and invested proceeds from the Notes and the Preferred Stock and related warrants. Financial statements for the Subsidiary Guarantors and Source Media, Inc., on an unconsolidated basis, are not presented because management has determined that they would not be material to investors. In conjunction with the formation of SourceSuite, the Company pledged its membership units in SourceSuite as collateral to secure payments on the Notes. On December 13, 1999, $3.75 million of Notes were tendered to the Company and additional cash received in exchange for an exercise of warrants to purchase shares of common stock.

         Except as described below, the Company may not redeem the Notes prior to November 1, 2001. On or after such date, the Company may redeem the Notes, in whole or in part, at any time, at various redemption prices set forth in the indenture governing the terms of the Notes, together with accrued and unpaid interest, if any, to the date of redemption. In addition, at any time and from time to time on or prior to November 1, 2000, the Company may, subject to certain requirements, redeem up to 35% of the aggregate principal amount of the Notes with the cash proceeds of one or more equity offerings at a redemption price equal to 112% of the principal amount to be redeemed, together with accrued and unpaid interest, if any, to the date of redemption, provided, that, at least $65.0 million of the aggregate principal amount of the Notes remain outstanding immediately after each such redemption. The Notes are not subject to any sinking fund requirement. Upon the occurrence of a change in control, the Company will be required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of the repurchase. The indenture contains certain covenants including, but not limited to, limitations on indebtedness, restricted payments, liens, restrictions on distributions from restricted subsidiaries, sales of assets and subsidiary stock, affiliate transactions, issuances of capital stock of restricted subsidiaries and sale/leaseback transactions. As of March 31, 2000, 96.25 million of notes were outstanding and the dealer quoted value of a Note was $0.70 per dollar face value resulting in an aggregate fair market value of the outstanding Notes of approximately $67.4 million.

8. Senior PIK Preferred Stock

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

         Dividends on the Preferred Stock are payable quarterly on each February 1, May 1, August 1 and November 1, commencing February 1, 1998, at an annual rate of 13 1/2% of the liquidation preference per share. At the Company's option, any dividend payment occurring on or prior to November 1, 2002, may be paid either in cash or by the issuance of additional shares of Preferred Stock with a liquidation preference equal to the amount of such dividends; thereafter, dividends will be paid in cash. The certificate of designation governing the Preferred Stock limits the amount of cash dividends that may be paid on the Preferred Stock. At any time and from time to time on or prior to November 1, 2000, the Company may, subject to certain requirements, redeem up to 35% of the aggregate liquidation value of the Preferred Stock with the cash proceeds of one or more equity offerings at a redemption price equal to 113 1/2% of the liquidation preference thereof, plus accumulated dividends, on the date of redemption. After November 1, 2000 and prior to November 1, 2002, the Preferred Stock is not redeemable. On or after November 1, 2002, the Company may redeem the Preferred Stock, in whole or in part, at any time, at various redemption prices, plus accumulated and unpaid dividends, to the date of redemption. Upon the occurrence of a change in control, the Company will be required to make an offer to purchase the outstanding shares of the Preferred Stock at a price equal to 101% of the liquidation preference thereof, plus accumulated and unpaid dividends, to the date of purchase. The Preferred Stock will be subject to mandatory redemption in whole on November 1, 2007, at a price equal to 100% of the then effective liquidation preference thereof, plus, without duplication, all accrued and unpaid dividends to the date of redemption. The certificate of designation contains certain covenants including, but not limited to, limitations on indebtedness, restricted payments, affiliate transactions, issuances of capital stock of restricted subsidiaries and sale/leaseback transactions.

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

         The estimated fair market value of the October 1997 Warrants, which was estimated to be approximately $5.5 million, was credited to capital in excess of par value and the Preferred Stock was recorded at a corresponding discount. Additionally, $1.2 million of issuance costs were recorded on the Preferred Stock. The discount and issuance costs on the Preferred Stock are being accreted as additional preferred stock dividends using the effective dividend rate method over a ten-year period, resulting in an effective dividend rate of 19.9%. As of March 31, 2000 the dealer quoted fair market value of the preferred stock was $12 per share for an aggregate value of the outstanding Preferred Stock of $12.9 million.

         On February 1, 2000 the quarterly dividend due on the Preferred Stock was paid through the issuance of additional Preferred Stock having a liquidation preference of $0.9 million, with terms identical to those of the Preferred Stock. The estimated fair market value of the stock issued in lieu of a cash payment on February 1, 2000 was approximately $0.4 million, which was recorded as preferred stock dividends.

9. Stock Based Compensation

         On January 2, 1998, the Company granted stock options to its employees. The options fully vest on January 2, 2004. If certain target stock prices are met, the vesting accelerates. As a portion of the underlying shares for these options had not been authorized by the common stockholders at the date of grant, the portion of unauthorized options were treated as a variable compensation plan through July 28, 1998, when the stockholders authorized the shares. The Company has recognized stock compensation expense of $0.4 million and $0.2 million in selling, general and administrative expense for the three months ended March 31, 1999 and 2000.


10. Equity in SourceSuite Joint Venture

         On November 17, 1999 the Company completed the creation of a joint venture with Insight to conduct the business of its former VirtualModem(TM) and Interactive TV lines of business. The investment in the joint venture was accounted for by the equity method. The Company contributed certain assets of the "VirtualModem(TM)" and "Interactive Channel" products and businesses in exchange for a 50% ownership in the joint venture. Insight contributed $13 million in cash to the joint venture in exchange for a 50% interest. On March 3, 2000, the joint venture conveyed its Interactive TV line of business to SourceSuite and Source Media and Insight each transferred their interests in the joint venture to Liberate in exchange for the issuance of 886,000 shares of Liberate common stock and $4.4 million of cash.

         The above transaction resulted in a gain of $75.0 million in the first quarter. The gain was calculated based on the closing price of Liberate common stock on March 3, 2000 (the closing date) of $98.6875 per share, net of our book basis of $17.4 million. The Company has net operating loss carryforwards in excess of the tax effect of this gain and, consequently, reports no current or deferred income tax expense.

         Assets contributed to SourceSuite have been valued based on an independent appraisal of fair value and allocated to assets, liabilities and goodwill.

         The Company records amortization of the assets contributed to the joint venture on its historical basis.

  Summary financial data of SourceSuite at March 31, 2000 is as follows (in thousands):

ASSETS:
         Current Assets .....................   $      9,630
         Property and Equipment, net ........            192
         Intangible assets, net .............            969
                                                ------------
                                                $     10,791
                                                ============

    LIABILITIES AND MEMBERS' EQUITY:
         Current liabilities ................   $      1,456
         Members' equity ....................          9,335
                                                ------------
                                                $     10,791

    NET LOSS:
         Net loss ...........................   $       (632)
                                                ============



11. Segment Reporting

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

         The Interactive TV business had developed proprietary software and interactive programming services that can enable digital, two-way television systems equipped with digital (or advanced analog) set-top boxes to deliver two-way, interactive programming with the touch of a set-top remote or the use of a wireless keyboard. The Interactive TV business includes the results of the Interactive Channel and ICTI subsidiaries and the Company's 50% equity interest in the results of SourceSuite (and its predecessor joint venture with Insight) from November 17, 1999.

         The total revenues, expenses and assets by reportable operating segments are used in the Company's operations and do not include general corporate overhead and assets not allocated to the operating units. These assets and expenses have been separately disclosed for reconciliation purposes.

                                             Three Months Ended March 31,
                                                1999            2000
                                            ------------    ------------
                                                   (In Thousands)
Monetary revenues:
         IT Network                         $      4,901    $      3,976
         Interactive TV                               42              --
                                            ------------    ------------
Total monetary revenues                     $      4,943    $      3,976
                                            ============    ============

Nonmonetary revenues:
         IT Network                         $        409    $        660
         Interactive TV                               --              --
                                            ------------    ------------
Total nonmonetary revenues                  $        409    $        660
                                            ============    ============



Net revenues:
         IT Network                         $      5,310    $      4,636
         Interactive TV                               42              --
                                            ------------    ------------
Total net revenues                          $      5,352    $      4,636
                                            ============    ============

Operating loss:
         IT Network                         $       (960)   $     (1,246)
         Interactive TV                           (2,700)            (--)
         Corporate                                (1,711)         (1,545)
                                            ------------    ------------
Total operating loss                        $     (5,371)   $     (2,791)
                                            ============    ============

Equity interest in loss of joint venture:
         Interactive TV                     $         --    $     (1,583)
                                            ============    ============


                                          December 31, 1999    March 31, 2000
                                          -----------------   ----------------
Identifiable assets:
         IT Network                        $         15,474   $         14,495
         Interactive TV                              20,675              4,626
         Corporate                                   21,867             79,542
                                           ----------------   ----------------
Total identifiable assets                  $         58,016   $         98,663
                                           ================   ================

Investment in joint venture:
         Interactive TV                    $         18,669   $          4,626
                                           ================   ================


12. Subsequent Events

         During the week of May 8, 2000 the Company entered into a number of agreements whereby it exchanged shares of common stock for shares of Preferred Stock. The exchange ratio in each agreement was 1.2 shares of common stock for
1.0 shares of Preferred Stock. In this manner the Company has been able to retire approximately 37% of the outstanding Preferred Stock. The Preferred Stock has a liquidation preference of $25 per share.

         On May 12, 2000, Liberate common stock closed at $30.37. Based on that date, our unrealized loss on available for sale securities would have been $60.5 million.

                                 SOURCESUITE LLC
                                  BALANCE SHEET
                                 MARCH 31, 2000
                                 (IN THOUSANDS)

ASSETS

Current Assets:
   Cash and cash equivalents                                $      8,848
   Related party receivables                                         713
   Prepaid expenses and other current assets                          69

                                                            ------------
Total current assets                                               9,630

Property and equipment:
   Computer and production equipment                                 208

   Accumulated depreciation                                           16

                                                            ------------
Net property and equipment                                           192

Intangible assets:
   Goodwill                                                          969

                                                            ------------
Total assets                                                $     10,791
                                                            ============

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
   Accounts payable                                         $        156
   Accrued liabilities                                               770
   Payable to Source Media, Inc                                      530

                                                            ------------
Total current liabilities                                          1,456

Members' equity, 1,000,000 units authorized and
   outstanding                                                     9,967

Accumulated deficit                                                 (632)

                                                            ------------
Total members' equity                                              9,335
                                                            ------------
Total liabilities and members' equity                       $     10,791
                                                            ============


See accompanying Notes to Financial Statements.

                                 SOURCESUITE LLC
                            STATEMENT OF OPERATIONS
          PERIOD OF INCEPTION (MARCH 3, 2000) THROUGH MARCH 31, 2000
                                (IN THOUSANDS)

Revenues                                                    $         --

Selling, general and administrative expenses                         670

                                                            ------------
   Operating loss                                                   (670)

Interest income                                                       38

                                                            ------------
Net loss                                                    $       (632)
                                                            ============


See accompanying Notes to Financial Statements.

                                 SOURCESUITE LLC
                             STATEMENT OF CASH FLOWS
          PERIOD OF INCEPTION (MARCH 3, 2000) THROUGH MARCH 31, 2000
                                (IN THOUSANDS)


OPERATING ACTIVITIES
Net Loss                                                              $       (632)
Adjustments to reconcile net loss to net cash provided by
       operating activities:
       Depreciation                                                              4
Changes in operating assets and liabilities:
       Trade accounts receivable                                                (7)
       Prepaid expenses and other current assets                               (22)
       Trade accounts payable and accrued liabilities                          361
       Related party payable                                                   321
                                                                      ------------
Net cash provided by operating activities                                       25

INVESTING ACTIVITIES
       Capital expenditures                                                     (7)
                                                                      ------------
Net cash used in investing activities                                           (7)


Net increase in cash and cash equivalents                                       18
Cash and cash equivalents at beginning of period                             8,830
                                                                      ------------
Cash and cash equivalents at end of period                            $      8,848
                                                                      ============


See accompanying Notes to Financial Statements

                                 SOURCESUITE LLC
                          STATEMENT OF MEMBERS' EQUITY



                                                  MEMBERSHIP        MEMBERS'
                                                    UNITS            EQUITY
                                                 ------------     ------------
                                                                 (in thousands)
Membership units issued on March 3, 2000            1,000,000     $      9,967

Net loss                                                   --             (632)

                                                 ------------     ------------
March 31, 2000                                      1,000,000     $      9,335
                                                 ============     ============


See accompanying Notes to Financial Statements.

                                SOURCESUITE LLC

                          NOTES TO FINANCIAL STATEMENTS
          PERIOD FROM INCEPTION (MARCH 3, 2000) THROUGH MARCH 31, 2000


1. DESCRIPTION OF BUSINESS

         SourceSuite LLC ("SourceSuite" or "Company"), a Delaware limited liability company, was formed on March 3, 2000 as a 50/50 joint venture between Source Media, Inc.("Source Media") and Insight Interactive, LLC ("Insight").

         On November 17,1999 Source Media conveyed certain assets related to its "VirtualModem(TM)" and "Interactive Channel" products and businesses and Insight contributed $13 million in cash to a joint venture in exchange for each owning a 50% interest in that joint venture.

         On March 3, 2000, Source Media and Insight sold their respective interests in the joint venture to Liberate Technologies ("Liberate") in exchange for the issuance of 886,000 shares of common stock in Liberate to both Source Media and Insight. Prior to the sale of the joint venture, cash equal to the value (as determined by an independent appraisal) of certain retained businesses, consisting of the interactive programming guide and related content business, was contributed by the joint venture to SourceSuite. SourceSuite used these funds to purchase the retained business from the joint venture, which comprised fixed assets with a net book value of approximately $200,000 and certain accrued liabilities, for $1.1 million.

         SourceSuite operates primarily in the United States with certain technological development efforts performed in Canada by a Source Media subsidiary, Interactive Channel Technologies, Inc. ("ICTI").

         SourceSuite will continue the development of the proprietary software contributed by Source Media and will provide interactive programming services that can enable digital, two-way television systems equipped with digital (or advanced analog) set-top boxes to deliver two-way, interactive programming with the touch of a set-top remote or the use of a wireless keyboard.

         Liberate provides SourceSuite without charge, specific software development services for the Interactive TV products under a programming services agreement. SourceSuite entered into a preferred content provider agreement with Liberate which allows Liberate to offer pricing incentives to its customers that use SourceSuite's local content services with the VirtualModem(TM) products.

2. ACCOUNTING POLICIES

Basis of Presentation

         Assets contributed to the joint venture by Source Media have been valued at the fair value on the date of contribution based on independent appraisal and allocated to assets, liabilities and goodwill.

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

Intangible Assets

         Goodwill resulted from the difference between the cash received for the fair value of the assets contributed to the joint venture and their recorded values. Intangible assets are amortized using the straight-line method over an estimated useful life of five years.

         The carrying value of intangible assets is reviewed for impairment whenever events or changes in circumstances indicate that there may be an impairment. If the review indicates that any of the intangibles will not be recoverable, as determined by an analysis of undiscounted cash flows, the intangible asset will be reduced to its estimated fair value.

Comprehensive Income

         There are no significant comprehensive income items, therefore, comprehensive income is equal to net income and not separately shown on the Statement of Operations.


3. INCOME TAXES

         SourceSuite has experienced net operating losses from inception. Accordingly, no provision for income taxes has been recorded. A valuation allowance has been established to fully offset the deferred tax asset associated with SourceSuite's net operating loss carryforwards.

4. MEMBERS' EQUITY

         Distribution of equity to members is restricted by the Company's Operating Agreement for a period of three years.

5. RELATED PARTY TRANSACTIONS

         As part of the joint venture agreement between Source Media and Insight, Source Media manages the day to day operations of SourceSuite within the terms of SourceSuite's operating plan. As part of this arrangement, SourceSuite reimburses Source Media for the direct costs of the Interactive TV business and certain overhead costs. These costs have been included in the payable to related parties and are reimbursed to Source Media on a regular basis. Additionally, SourceSuite purchases certain hardware on behalf of Insight. These amounts are billed to Insight and included in related party receivables.

6. COMMITMENTS AND CONTINGENCIES

         Upon formation, SourceSuite assumed the responsibility for the following litigation:

         On October 6, 1998, Advanced Interactive, Inc. filed a complaint in U.S. District Court for the Northern District of Illinois, Eastern Division, against ICTI and the following companies: Matsushita Electric Corporation, Matsushita Electric Industrial Co., Ltd., Sharp Electronics Corp., Sharp Corp., Thomson Consumer Electronics, Toshiba Consumer Products, Inc., Toshiba American, Inc., Toshiba Corporation, General Instruments Corp., Scientific Atlanta, Inc., ATI Technologies, Inc., ADS Technologies Inc., Gateway 2000, Inc., STB Systems, Inc., Hauppauge Computer Works, Inc., WebTV Networks, Inc. and WorldGate Communications, Inc. (collectively the "Defendants"). Advanced Interactive, Inc. alleges that ICTI infringed two claims of one of its patents by manufacturing, using and/or selling or offering to sell Sourceware(TM) ChannelLink(TM). The same allegation is made against each Defendant for its particular product or service. The Plaintiff seeks damages, but makes no claims against the patents of ICTI or any other Defendant. ICTI, and each of the Defendants, have filed an Answer and have collectively joined the Motion for Partial Summary Judgment submitted by Matsushita Electric Corporation of America, Sharp Electronics Corp., Sharp Corp. and the Toshiba Defendants. On May 12, 1999 the court denied Advanced Interactive Inc.'s Motion for summary Judgement of Infringement. On February 17, 2000, the court granted the Defendants' collective Motion for Partial Summary Judgment on patent claims interpretation. This case was transferred to the joint venture between Source Media and Insight in November 1999 and was assumed by SourceSuite on March 3, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Unless the context otherwise requires, all references to "we", "us" or "our" include Source Media, Inc., its wholly-owned operating subsidiaries, IT Network, Inc. ("IT Network"), Interactive Channel, Inc. ("Interactive Channel"), SMI Holdings, Inc. ("Holdings"), and Interactive Channel Technologies Inc. ("ICTI"), and SourceSuite LLC, a 50/50 joint venture with Insight Interactive LLC ("Insight"), a subsidiary of Insight Communications Company, Inc.

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

         Among the factors that could cause actual results to differ materially from our expectations are our high degree of leverage and our ability to service debt, the need for additional financing, that we may not have sufficient collateral to repay our indebtedness in full, the potential for a change of control that would require us to purchase our notes and preferred stock, historical and projected losses, access to channels on cable television systems and uncertainty of subscriber acceptance, the uncertainty of a market for interactive television, the availability of programming, the further technical development needed to improve the economics of deploying interactive television to multiple cable systems, a delay in the roll-out of digital set-top boxes, competition within the industry, rapid technological advances that could render our products obsolete or non-competitive, anti-takeover effects of our shareholder rights plan, stock volatility, the market price of our common stock, our ability to attract and retain key management personnel, government regulation and other factors discussed from time to time in our Annual Report on Form 10-K and other Securities and Exchange Commission filings.

GENERAL

         The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes which are included elsewhere in this report.

         We provide streaming media content and sell interactive advertising that can be accessed over the telephone and the Internet. We also own a 50% interest in SourceSuite LLC, a joint venture we manage, which provides interactive cable television programming services, including a fully interactive program guide, know as SourceGuide(TM), and an information entertainment service, known as LocalSource(TM). We categorize these operations as our IT Network business and our Interactive TV business.

         We have experienced significant changes in our Interactive TV business since the first quarter of 1999. In November 1999 we contributed this business to a 50/50 joint venture with Insight. Insight contributed $13 million of equity financing to the joint venture and purchased 842,105 shares of our common stock for $12 million ($14.25 per share) and warrants to purchase 4,596,786 additional share of our common stock at $20 per share. On March 3, 2000, we and Insight sold our interests in the joint venture to Liberate Technologies ("Liberate") in exchange for the issuance to each of us and Insight of 886,000 share of Liberate common stock and $4.4 million of cash. Prior to the completion of the sale, the joint venture transferred to SourceSuite its assets and properties not related to the VirtualModem(TM) products and associated businesses. The interests in the new joint venture were distributed to us and Insight, so that each became a 50% owner of SourceSuite. Liberate thus acquired all patents and intellectual property related to the VirtualModem(TM) products and businesses and granted SourceSuite an exclusive license to use the patents necessary to its business. SourceSuite's business is interactive television programming and services, including SourceGuide(TM) and LocalSource(TM).


THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         Monetary revenues decreased 18% to $4.0 million for the three months ended March 31, 2000 from $4.9 million for the same period in 1999. Traditional advertising sales were down $1.0 million as we eliminated unprofitable newspaper channels and reduced the number of small directory markets we serve. The lower advertising sales were partially offset by $0.5 million of Internet advertising and streaming audio sales. Information services revenues were down $0.5 million from the prior year quarter primarily reflecting customers' late 1999 decisions to not invest in Y2K equipment upgrades and the resultant termination of our services.

         Monetary cost of sales decreased 15% to $2.3 million for the three months ended March 31, 2000 from $2.7 million for the same period in 1999 as a result of a $0.3 million reduction in page costs related to the decreased advertising sales.

         Nonmonetary revenues and nonmonetary cost of sales increased 61% to $0.7 million for the three months ended March 31, 2000. Nonmonetary sales accounted for 14% of revenues for the three months ended March 31, 2000 compared to 8% of revenues for the same period in 1999.

         Selling, general and administrative expenses decreased 31% to $3.8 million for the three months ended March 31, 2000 from $5.6 million for the same period in 1999. The decrease is primarily due to $1.3 million of cost of the Interactive TV operations transitioned to our joint venture with Insight, decrease in non-cash variable compensation expense of $0.2 million and $0.5 million in cost reductions in other administrative expenses partially offset by $10.2 million of severance payments.

         Amortization of intangible assets decreased 53% to $0.6 million from $1.2 million for the three months ended March 31, 2000 due to the transfer of patents to our joint venture with Insight in 1999.

         Research and development expenses were transferred to our joint venture with Insight in November 1999, resulting in a decrease of $0.8 million compared to the three months ended March 31, 1999.

         Gain on sale of interest in joint venture includes $75.0 million of gain recorded upon the sale of our interest in the joint venture with Insight to Liberate.

         Equity interest includes our share of the results of operations of SourceSuite and its predecessor joint venture for the three months ended March 31, 2000, recorded using the equity method. The original joint venture was formed November 17, 1999.

         Interest expense decreased 4% to $3.1 million from $3.2 million for the three months ended March 31, 2000 and 1999 due to a $3.75 million retirement of bonds in December 1999. This expense is associated with a $100 million debt financing completed by the Company in October 1997 and described in detail in the Notes to Consolidated Financial Statements.

         Interest income remained unchanged at $0.3 million for the three months ended March 31, 2000 and 1999.

         Preferred Stock dividends of $0.8 and $0.7 million for the three months ended March 31, 2000 and 1999, relate to the $20 million Preferred Stock financing completed by the Company in October 1997 and described in detail in the Notes to Consolidated Financial Statements. Dividends are recorded at the fair market value of the shares.


LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have experienced substantial operating losses and net losses as a result of our efforts to develop, deploy and support our IT Network business and to develop, conduct trials and commercially launch our Interactive TV business. As of March 31, 2000, we had an accumulated deficit of $119.2 million and had used cumulative net cash in operations of $102.9 million. The difference at March 31, 2000, between the accumulated deficit and cumulative net cash used in operations since inception was attributable primarily to charges related to financing incentives and extinguishment of debt, variable compensation expense, write-downs of analog set-top boxes and intangible assets, depreciation and amortization and other non-cash expenses.

         We will continue to incur operating losses at least through 2000. Any launch of our television products and services through SourceSuite may require an additional capital contribution which may require us to raise additional capital. On March 3, 2000, we sold our interest in the VirtualModem(TM) business owned by our joint venture with Insight to Liberate for 886,000 shares of Liberate common stock, 20% of which is immediately available for sale, with nearly all of the remainder becoming available for sale after July 31, 2000. It is expected that this liquidity will provide the necessary funding for expected future capital requirements. The Liberate shares had an aggregate value of approximately $87.4 million, based on the closing price of Liberate common stock of $98.6875 per share on March 3, 2000. Liberate common stock is traded on the Nasdaq Stock Market under the symbol "LBRT". As of May 12, 2000, the closing price per share of the Liberate common stock was $30.37. In addition to the Liberate common shares, we received from Liberate $4.4 million of working capital adjustments, which we contributed to SourceSuite.

         Since inception, we have financed our operations primarily with $156.6 million raised from various financing activities, including the incurrence of debt and issuance of our common stock and preferred stock. In October 1997, we issued $100.0 million of Notes and $20.0 million of Preferred Stock. The interest escrow account created pursuant to the indenture governing the Notes has been used to fund the first four interest payments on the Notes. Interest payments from the interest escrow account were made on May 1, 1998, November 1, 1998, May 1, 1999 and November 1, 1999. Our primary source of liquidity is our cash, cash equivalents and restricted investments which totaled $20.1 million at March 31, 2000. This cash position consisted of $6.0 million held in escrow for the May 1, 2000 interest payment and $14.1 million of cash available for operations. Additionally, we have an investment of 886,000 shares of Liberate common stock, 20% is immediately tradable and nearly all of the remainder becomes tradable on August 1, 2000. Our first interest payment of $6 million, not currently held in escrow, is due November 1, 2000.

         We currently believe our resources will be sufficient to meet our anticipated cash needs for working capital, required interest payments and other capital expenditures related to the further development of our IT Network business and capital requirements for SourceSuite through and beyond the fourth quarter of 2000. Additionally, while we do not currently anticipate any capital calls by the joint venture, we believe our resources are sufficient to meet any capital calls through 2000.

         Our future capital requirements will depend on many factors, including, but not limited to the following factors, some of which are outside our control:
(i) the operating results of our IT Network business, including local advertisers' willingness to purchase Internet based advertising; (ii) the success and timing of the development, introduction and deployment of the Interactive TV products; (iii) the extent of market acceptance of our products;
(iv) potential acquisitions or asset purchases; (v) the deployment of digital set-top boxes incorporating technology that we are able to access; (vi) competitive factors; and (vii) changes in the regulatory environment.

EFFECT OF INFLATION

         We believe that the effect of inflation has not had a material effect on our business during the three month periods ended March 31, 1999 and 2000, respectively.

NET OPERATING LOSS CARRYFORWARDS

         At December 31, 1999, we had net operating loss carryforwards of approximately $124.5 million for U.S. Federal income tax purposes, which begin to expire in 2003. The Internal Revenue Code of 1986, as amended, imposes limitations on the use of net operating loss carryforwards if certain stock ownership changes occur. An ownership change occurred in 1995 that caused utilization of $23.1 million of our net operating losses incurred prior to the ownership change to be limited to approximately $9.0 million in a given year.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are exposed to changes in interest rates related primarily to our Notes and Preferred Stock. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At March 31, 2000, we had Notes outstanding having an aggregate principal amount of $96.3 million, due November 1, 2004, which bear interest at a fixed rate of 12% and Preferred Stock outstanding having a liquidation preference of $27.0 million, due November 1, 2007, which bears interest at a fixed rate of 13 1/2%. The fair value of the Notes and Preferred Stock at March 31, 2000 was approximately $67.4 million and $12.9 million, respectively, based upon dealer quoted market prices.

         We invest our cash balance in money market funds and commercial paper rated A1, and P1, respectively. These securities are in U.S. dollars, with maturities of six months or less, are held to maturity and are not owned for trading purposes. Using this strategy, we have not experienced any losses due to interest rate risk, market risk or foreign exchange risk on our commercial paper investments, and we do not anticipate any such losses.

         On March 3, 2000, we received 886,000 shares of Liberate common stock in exchange for our interest in our joint venture with Insight. The closing price per share of the Liberate common stock on March 3, 2000 was $98.6875, giving us a total original investment in Liberate common stock of approximately $87.4 million. We are restricted from calling, pledging and otherwise transferring the economic consequences of ownership of 80% of the Liberate common stock until after July 31, 2000. The remaining 20% is unrestricted. We face the market risk associated with price fluctuations of the Liberate common stock until such time as we sell or hedge the stock. As of May 12, 2000, the closing price per share of the Liberate common stock was $30.37.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         Reference is made to our Annual Report on Form 10-K for the year ended December 31, 1999 for a discussion of certain litigation.

Item 2 - Changes in Securities and Use of Proceeds - not applicable

Item 3 - Defaults Upon Senior Securities - not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

         On January 19, 2000, we solicited the consents of the holders of the Notes to amend the provisions of the indenture governing the Notes to allow the transaction with Liberate. On the same date, we solicited the consents of the holders of the Preferred Stock to amend the provisions of the certificate of designation governing the Preferred Stock to allow the transaction with Liberate. Holders of $85,090,000 principal amount of the Notes, representing 88.4% of the Notes outstanding, gave their consent to the amendment of the indenture. Holders of 1,008,582 shares of Preferred Stock, representing 96.7% of the Preferred Stock outstanding, gave their consent to the amendment of the certificate of designation.

Item 5 - Other Information -- none

Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits

             Exhibit 27 - Financial Data Schedule


         (b) Reports on Form 8-K during the three months ended March 31, 2000.

             None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         SOURCE MEDIA, INC.
                                         (Registrant)

Date: May 15, 2000                    By:  /s/ PAUL TIGH
                                         ---------------------------------------
                                         Paul Tigh
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial Officer and
                                         Duly Authorized Officer)

                                  EXHIBIT INDEX


          Exhibit
          Number                   Description
          ------                   -----------
            27                     Financial Data Schedule