Form 10-Q
period 2000-06-30
SOURCE MEDIA INC
filed 2000-08-14
CIK 900029

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 2000

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

               YES    X                                    NO
                   -------                                    -------

   NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT AUGUST 7, 2000: 17,151,565

                               SOURCE MEDIA, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000

PART I.  FINANCIAL INFORMATION

                                                                                    Page Number
                                                                                    -----------

Item 1.  Consolidated Financial Statements of Source Media, Inc.

             Consolidated Balance Sheets of Source Media, Inc. (Unaudited)
             December 31, 1999 and June 30, 2000                                        4-5

             Consolidated Statements of Operations of Source Media, Inc. (Unaudited)
             Three and six months ended June 30, 1999 and 2000                            6

             Consolidated Statements of Cash Flows of Source Media, Inc. (Unaudited)
             Six months ended June 30, 1999 and 2000                                      7

             Consolidated Statements of Stockholder's Equity (Capital Deficiency)
             of Source Media, Inc. (Unaudited) June 30, 2000                              8

             Notes to Consolidated Financial Statements of Source Media,
             Inc. (Unaudited)                                                          9-18

         Financial Statements of SourceSuite LLC

             Balance Sheet of SourceSuite LLC (Unaudited) June 30, 2000                  19

             Statement of Operations of SourceSuite LLC (Unaudited)
             Three months ended June 30, 2000 and Period from Inception
             (March 3, 2000) to June 30, 2000                                            20

             Statement of Cash Flows of SourceSuite LLC (Unaudited)
             Period from Inception (March 3, 2000) to June 30, 2000                      21

             Statement of Members' Equity of SourceSuite LLC (Unaudited)
             June 30, 2000                                                               22

             Notes to Financial Statements of SourceSuite LLC (Unaudited)
             Period from Inception (March 3, 2000) to June 30, 2000                   23-25

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                          26-31

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                  32

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                           33

Item 2.  Changes in Securities and Use of Proceeds                                   33

Item 3.  Defaults Upon Senior Securities                                            N/A

Item 4.  Submission of Matters to a Vote of Security Holders                        N/A

Item 5.  Other Information                                                          N/A

Item 6.  Exhibits and Reports on Form 8-K                                            33

                               SOURCE MEDIA, INC.
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              DECEMBER 31,     JUNE 30,
                                                                  1999           2000
                                                              ------------     --------

Current Assets:
   Cash and cash equivalents                                    $ 10,910       $ 13,798
   Short-term investments                                          2,500             --
   Restricted investments                                          5,997            349
   Trade accounts receivable, less allowance for doubtful
      accounts of $605 and $616 in 1999 and 2000 respectively      1,643          1,464
   Related party receivables                                       1,458          1,071
   Prepaid expenses and other current assets                       1,068          1,021
   Investment in securities available for sale                        --         25,971

                                                                --------       --------
Total current assets                                              23,576         43,674

Property and equipment:
   Production equipment                                            4,511          4,372
   Computer equipment                                              3,612          3,459
   Other equipment                                                 1,612          2,617
   Furniture and fixtures                                            656            656
                                                                --------       --------
                                                                  10,391         11,104

Accumulated depreciation                                           7,957          9,553

                                                                --------       --------
Net property and equipment                                         2,434          1,551

Intangible assets:
   Goodwill                                                        3,688          3,688
   Contract rights                                                11,933         11,933
                                                                --------       --------
                                                                  15,621         15,621

Accumulated amortization                                           6,119          7,233

                                                                --------       --------
Net intangible assets                                              9,502          8,388

Investment in joint venture                                       18,669          3,500
Other non-current assets                                           3,835          3,274

                                                                --------       --------
Total assets                                                    $ 58,016       $ 60,387
                                                                ========       ========

See accompanying Notes to Consolidated Financial Statements.

                       SOURCE MEDIA, INC.
                   CONSOLIDATED BALANCE SHEETS
    LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
                         (IN THOUSANDS)
                           (UNAUDITED)

                                                                           DECEMBER 31,     JUNE 30,
                                                                               1999           2000
                                                                           ------------    ---------

Current Liabilities:
   Trade accounts payable                                                   $     955      $     613
   Accrued interest                                                             1,991          1,901
   Accrued payroll                                                                591            439
   Other accrued liabilities                                                    3,706          3,495
   Unearned income                                                              1,925          2,032
                                                                            ---------      ---------
Total current liabilities                                                       9,168          8,480

Long-term debt                                                                 96,250         91,650

Minority interests in consolidated subsidiaries                                 3,840          3,840
Note receivable and accrued interest from minority stockholder,
   net of discount of $12 and $0 in 1999 and 2000, respectively                  (837)          (855)
                                                                            ---------      ---------
                                                                                3,003          2,985

Senior redeemable payment-in-kind (PIK) preferred
   stock, $25 dollar per share liquidation preference, $.001 par value, net of discount
   Authorized shares - 1,712; Issued and outstanding
   shares 1,043 and 667 in 1999 and 2000, respectively                         18,467         11,055

Non-participating preferred stock, $25 dollar per share liquidation
   preference, $.001 par value; Authorized and issued - 1 single share             --             --

Stockholders' equity (capital deficiency):
   Common stock, $.001 par value:
      Authorized shares - 50,000; 16,278 and 17,107
      issued and outstanding in 1999 and 2000, respectively                        16             17
   Less treasury stock, at cost - 268 and 250 shares in
      1999 and 2000, respectively                                              (2,647)        (2,476)
   Capital in excess of par value                                             120,883        134,804
   Accumulated other comprehensive income                                          --        (61,467)
   Accumulated deficit                                                       (187,124)      (124,661)

                                                                            ---------      ---------
Total stockholders' equity (capital deficiency)                               (68,872)       (53,783)

                                                                            ---------      ---------
Total liabilities and stockholders' equity (capital deficiency)             $  58,016      $  60,387
                                                                            =========      =========


See accompanying Notes to Consolidated Financial Statements.

                               SOURCE MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                        THREE MONTHS     THREE MONTHS      SIX MONTHS       SIX MONTHS
                                                           ENDED            ENDED            ENDED            ENDED
                                                       JUNE 30, 1999    JUNE 30, 2000    JUNE 30, 1999    JUNE 30, 2000
                                                       -------------    -------------    -------------    -------------
Monetary revenues                                         $  4,406         $  4,587         $  9,349         $  8,563
Nonmonetary revenues                                           473              666              882            1,326
                                                          --------         --------         --------         --------
   Total revenues                                            4,879            5,253           10,231            9,889

Monetary cost of sales                                       4,044            2,717            6,741            5,057
Nonmonetary cost of sales                                      473              666              882            1,326
                                                          --------         --------         --------         --------
   Total cost of sales                                       4,517            3,383            7,623            6,383

                                                          --------         --------         --------         --------
Gross profit                                                   362            1,870            2,608            3,506

Selling, general and administrative expenses                 8,551            2,576           14,101            6,419
Amortization of intangible assets                            1,237              584            2,473            1,168
Research and development expenses                              689               --            1,519               --
                                                          --------         --------         --------         --------
                                                            10,477            3,160           18,093            7,587

                                                          --------         --------         --------         --------
Operating loss                                             (10,115)          (1,290)         (15,485)          (4,081)

Interest expense                                             3,204            2,989            6,413            6,083
Interest income                                               (254)            (217)            (536)            (463)
Equity interest in losses of joint venture                      --            1,126               --            2,709
Gain on sale of interest in joint venture                       --               --               --          (74,977)
Other expense (income)                                          --              237               (2)             104

                                                          --------         --------         --------         --------
Net income (loss)                                          (13,065)          (5,425)         (21,360)          62,463

Preferred stock dividends                                      713               15            1,429              837

                                                          --------         --------         --------         --------
Net income (loss) attributable to common stockholders     $(13,778)        $ (5,440)        $(22,789)        $ 61,626
                                                          ========         ========         ========         ========
Other comprehensive income (loss):
    Unrealized loss on available for sale securities            --          (29,626)               0          (61,467)
                                                          --------         --------         --------         --------
Comprehensive Income                                      $(13,778)        $(35,066)        $(22,789)        $    159
                                                          ========         ========         ========         ========
Basic and diluted net loss per common share:
Net income (loss) per common share:

Basic                                                     $  (1.03)        $  (0.33)        $  (1.74)        $   3.79
                                                          ========         ========         ========         ========
Diluted                                                   $  (1.03)        $  (0.33)        $  (1.74)        $   3.59
                                                          ========         ========         ========         ========

Weighted average common shares outstanding:

Basic                                                       13,353           16,314           13,093           16,251
                                                          ========         ========         ========         ========
Diluted                                                     13,353           16,314           13,093           17,159
                                                          ========         ========         ========         ========

See accompanying notes to Consolidated Financial Statements

                               SOURCE MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     SIX MONTHS       SIX MONTHS
                                                                        ENDED            ENDED
                                                                    JUNE 30, 1999    JUNE 30, 2000
                                                                    -------------    -------------
OPERATING ACTIVITIES
Net income (loss)                                                     $(21,360)        $ 62,463
Adjustments to reconcile net income (loss) to net cash used in operating activities:
              Depreciation                                               1,361              942
              Amortization of intangible assets                          2,473            1,114
              Deferred Compensation                                      1,208              829
              Non-cash interest expense                                    174              561
              Non-cash interest income                                    (273)            (128)
              Provision for losses on accounts receivable                  250               11
              Gain on sale of joint venture                                 --          (74,977)
              Equity investment in losses of joint venture                  --            2,709
Changes in operating assets and liabilities:
              Trade accounts receivable                                    630              168
              Related party receivable                                      --              387
              Prepaid expenses and other current assets                    220               12
              Deferred expenses                                              8               35
              Trade accounts payable and accrued liabilities             1,505             (796)
              Accrued interest                                              --              (18)
              Unearned income                                              670              107

                                                                      --------         --------
Net cash used in operating activities                                  (13,134)          (6,581)

INVESTING ACTIVITIES
              Capital expenditures                                        (788)             (59)
              Redemption of investments                                  6,000            5,775
              Redemption of short-term investments                          --            2,500
              Proceeds from sale of joint venture                           --            4,392
              Investment in SourceSuite LLC                                 --           (4,392)

                                                                      --------         --------
Net cash provided by investing activities                                5,212            8,216

FINANCING ACTIVITIES
              Proceeds from issuance of common stock                     4,044            1,009
              Warrants exercised                                            --              244
              Other                                                        155               --

                                                                      --------         --------
Net cash provided by financing activities                                4,199            1,253

                                                                      --------         --------
Net increase (decrease) in cash and cash equivalents                    (3,723)           2,888
Cash and cash equivalents at beginning of period                        11,662           10,910

Cash and cash equivalents at end of period                            $  7,939         $ 13,798
                                                                      ========         ========

See accompanying Notes to Consolidated Financial Statements

                               SOURCE MEDIA, INC.

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                                      TOTAL
                                       COMMON STOCK                    CAPITAL IN                                 STOCKHOLDERS'
                                   ---------------------    TREASURY   EXCESS OF    ACCUMULATED  COMPREHENSIVE   EQUITY (CAPITAL
                                    SHARES       AMOUNT      STOCK     PAR VALUE      DEFICIT        LOSS          DEFICIENCY)
                                   ---------   ---------   ----------  ----------   -----------  -------------   ---------------
BALANCE AT DECEMBER 31, 1999          16,278   $      16   $  (2,647)  $ 120,883     $(187,124)    $      --       $ (68,872)
Issuance of common stock upon
   exercise of stock options             109          --         171         837            --            --           1,008
Stock compensation                        --          --          --         829            --            --             829
Net income                                --          --          --          --        62,463            --          62,463
Preferred stock exchange                 538          --          --       8,248            --            --           8,248
Warrants exercised                        83           1          --         244            --            --             245
Accululated other comprehensive
   loss                                   --          --          --          --            --       (61,467)        (61,467)
Notes exchange                           394          --          --       4,600            --            --           4,600
Preferred stock dividends                 --          --          --        (837)           --            --            (837)
                                   ---------   ---------   ---------   ---------     ---------     ---------       ---------
BALANCE AT JUNE 30, 2000              17,402   $      17   $  (2,476)  $ 134,804     $(124,661)    $ (61,467)      $ (53,783)
                                   =========   =========   =========   =========     =========     =========       =========

                               SOURCE MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Unless the context otherwise requires, all references to the "Company" or "Source Media" include Source Media, Inc. and its wholly-owned operating subsidiaries ("Subsidiaries"), including IT Network, Inc. ("IT Network"), Interactive Channel, Inc. ("Interactive Channel"), SMI Holdings, Inc. and Interactive Channel Technologies Inc., ("ICTI"), as well as its wholly-owned non-operating subsidiary Source Nevada, Inc. and SourceSuite LLC ("SourceSuite"), a 50/50 joint venture with Insight Interactive LLC ("Insight"), a subsidiary of Insight Communications Company, Inc.

1. Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries for the periods indicated. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         On March 3, 2000 Source Media and Insight sold their respective interests in a joint venture to Liberate Technologies ("Liberate") in exchange for the issuance of 886,000 shares of common stock in Liberate to each of Source Media and Insight and $4.4 million of cash. Prior to the sale of the joint venture, cash equal to the value (as determined by an independent appraisal) of certain retained businesses, consisting of the interactive programming guide and related content business, was contributed by the joint venture to SourceSuite, of which Source Media and Insight each own 50%. SourceSuite used these funds to purchase the retained business from the joint venture, which was comprised of fixed assets with a net book value of approximately $200,000 and certain accrued liabilities, for $1.1 million.

         The following represents the unaudited pro forma results of operations as if the joint venture with Insight and subsequent sale to Liberate had occurred on January 1, 1999.

                                          Three Months Ended           Six Months Ended
                                          ------------------    --------------------------------
                                            June 30, 1999       June 30, 1999      June 30, 2000
                                            -------------       -------------      -------------
Total revenues                                  $4,879             $10,189            $9,889
Operating loss                                  (7,360)            (10,030)           (4,081)
Net income (loss) attributed to
 common stockholders                           (11,752)            (18,665)           62,712
Net income (loss) per common share               (0.88)              (1.43)             3.86

2. Equity Investment in Joint Venture

         The Company recorded its share of results of operations of its original joint venture with Insight up to March 3, 2000 and records its share of operating results of SourceSuite using the equity method in the Consolidated Statement of Operations. The Company owns a 50% interest in SourceSuite which provides SourceGuide, an interactive programming guide; LocalSource, an interactive television programming service; and is developing other applications for the interactive television industry. SourceSuite is managed by the Company within the terms of the operating agreement and the annual operating plan approved by the management committee. Special actions by SourceSuite require approval of a four member management committee with equal representation, by both Source Media and Insight, on the management committee. The Operating Agreement of SourceSuite restricts any distribution of equity to members for a period of three years.

3. Computation of Net Income (Loss) Per Common Share

         The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" (SFAS No. 128) under the provisions of SFAS No. 128. Basic net income
(loss) per common share is computed by dividing net income (loss) attributed to common stockholders by the weighted average number of common shares outstanding. In computing dilutive net income (loss) per share, options, warrants, and convertible securities are excluded if their effect would be antidilutive.

         The reconciliation between the numerator of Basic and Diluted net income (loss) per common share is as follows:

                                            Three Months Ended                    Six Months Ended
                                    ----------------------------------    --------------------------------
                                    June 30, 1999        June 30, 2000    June 30, 1999      June 30, 2000
                                    -------------        -------------    -------------      -------------
Numerator for basic and diluted
 net income (loss) per share -
 income (loss) available to common
 stockholders                         $(13,778)             $(5,440)        $(22,789)           $61,626

The reconciliation between the denominator of Basic and Diluted net income
(loss) per common share is as follows:

                                                  Three Months Ended                      Six Months Ended
                                          ---------------------------------       --------------------------------
                                          June 30, 1999       June 30, 2000       June 30, 1999      June 30, 2000
                                          -------------       -------------       -------------      -------------
Denominator for basic net income
(loss) per share - weighted average
 shares                                          13,353              16,314              13,093             16,251

Effect of dilutive securities:
  Employee stock options                             --                  --                   --               161
  Warrants                                           --                  --                   --               747
Dilutive potential common shares                 ------              ------              -------            ------
                                                     --                  --                   --               908

Denominator for diluted net
   income (loss) per share -
   adjusted weighted average shares
   and assumed conversions                       13,353              16,314               13,093            17,159
Basic net income (loss) per share                 (1.03)              (0.33)               (1.74)             3.79
Diluted net income (loss) per share               (1.03)              (0.33)               (1.74)             3.59

4. Available for Sale Securities

         Investment in securities available for sale are recorded at market value as of the reporting date. Temporary declines in market value are charged to shareholders' equity. Permanent declines in market value, if any, are charged to earnings. The closing price per share of the Liberate common stock at June 30, 2000 was $29.31 resulting in an aggregate value of $26.0 million. The decline from the previous quarter has been reflected in other comprehensive income. Management does not believe the decline in market value to be permanent.


5. New Accounting Pronouncements

         Financial Accounting Statement 133, Accounting for Derivative Instruments and Hedging Activities was issued in June 1998, and amended by FAS 137 and FAS 138 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet adopted or completed its assessment of the implications of this statement. The Company is also considering the effects of the SEC Staff Accounting Bulletin No. 101, Revenue Recognition which is to be effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. If the Company were to change its current revenue recognition methodology, it would expect this change in accounting policy to positively impact revenues in 2000, although net income would decrease due to the impact of the cumulative effect of the accounting change from 1999 revenues. Additionally, the Company is evaluating the effects of FASB Interpretation 44, Accounting for Certain Transactions Involving Stock Options. The Company has not yet adopted or completed its assessment of this interpretation on its current practices.

6. Commitments and Contingencies

         On August 21, 1998, the first of fourteen class action complaints were filed against the Company and certain of its present and former officers and directors in the United States District Court for the Northern District of Texas asserting violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10-b5 promulgated thereunder. The fourteen complaints were consolidated into the first filed case. Plaintiffs filed an amended complaint on March 3, 1999. The plaintiffs sought damages in an unspecified amount. On May 1, 2000, the Court set a series of deadlines for the disposition of the case with the trial set for April 16, 2001. The Company believes this case is totally without merit and intends to vigorously defend itself and its officers and directors.

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

         The Company has employment agreements with three executives which expire in 2001 and 2002. The agreements provide that the Company will pay a base salary amount and grant stock options over a set term to the employees. In the event of a termination without cause, the Company remains obligated to make certain payments as defined in the agreements.

7. Long-Term Debt

         On October 30, 1997, the Company issued Senior Secured Notes (the "Notes"), in the principal amount of $100 million, which bear interest at the rate of 12% per annum through November 1, 2004. Interest on the Notes is payable semi-annually on May 1 and November 1 of each year commencing on May 1, 1998, to holders of record at the close of business on April 15th or October 15th immediately preceding the interest payment date. The Company placed into an escrow account approximately $22.6 million of the net proceeds from the offering of the Notes, representing funds sufficient, together with interest thereon, to pay the first four interest payments on the Notes. Additionally, the Company placed in escrow $6.0 million in November 1999 from the proceeds received in a transaction with Insight which were used to pay the May 2000 interest payment.

         The Notes are fully and unconditionally guaranteed, jointly and severally, by all of the Company's Subsidiaries (the "Subsidiary Guarantors"). The guarantees are senior obligations of the Subsidiary Guarantors and are secured by substantially all of the assets of the Subsidiary Guarantors. The guarantees rank pari passu in right of payment with all existing and future senior indebtedness of the Subsidiary Guarantors and rank senior in right of payment to all existing and future subordinated obligations of the Subsidiary Guarantors. The guarantees may be released upon the occurrence of certain events. The guarantee executed by IT Network contains a covenant that restricts payments of dividends on its capital stock to an amount sufficient to cover debt service on the Notes, redemptions or repurchases of the Notes or the Company's Senior PIK

Preferred Stock (the "Preferred Stock"), dividends on the Preferred Stock and corporate overhead. The assets of Source Media consist solely of investments in its subsidiaries and SourceSuite and invested proceeds from the Notes and the Preferred Stock and related warrants. Financial statements for the Subsidiary Guarantors and Source Media, Inc., on an unconsolidated basis, are not presented because management has determined that they would not be material to investors. In conjunction with the formation of SourceSuite, the Company pledged its membership units in SourceSuite as collateral to secure payments on the Notes. On December 13, 1999, $3.75 million of Notes were tendered to the Company and additional cash received in exchange for an exercise of warrants to purchase shares of common stock. On June 20, 2000 an additional $4.6 million of Notes were exchanged for common stock.

         Except as described below, the Company may not redeem the Notes prior to November 1, 2001. On or after such date, the Company may redeem the Notes, in whole or in part, at any time, at various redemption prices set forth in the indenture governing the terms of the Notes, together with accrued and unpaid interest, if any, to the date of redemption. In addition, at any time and from time to time on or prior to November 1, 2000, the Company may, subject to certain requirements, redeem up to 35% of the aggregate principal amount of the Notes with the cash proceeds of one or more equity offerings at a redemption price equal to 112% of the principal amount to be redeemed, together with accrued and unpaid interest, if any, to the date of redemption, provided, that, at least $65.0 million of the aggregate principal amount of the Notes remain outstanding immediately after each such redemption. The Notes are not subject to any sinking fund requirement. Upon the occurrence of a change in control, the Company will be required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of the repurchase. The indenture contains certain covenants including, but not limited to, limitations on indebtedness, restricted payments, liens, restrictions on distributions from restricted subsidiaries, sales of assets and subsidiary stock, affiliate transactions, issuances of capital stock of restricted subsidiaries and sale/leaseback transactions. As of June 30, 2000, $91.65 million of Notes were outstanding and the dealer quoted value of a Note was $0.32 per dollar face value resulting in an aggregate fair market value of the outstanding Notes of approximately $29.3 million.

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

         During the second quarter, the Company entered into a number of agreements whereby it exchanged shares of its common stock for shares of Preferred Stock. The exchange ratio in each agreement was 1.2 shares of common stock for 1.0 shares of Preferred Stock. In this manner, the Company retired approximately 40% of the outstanding Preferred Stock.

         The estimated fair market value of the October 1997 Warrants, which was estimated to be approximately $5.5 million, was credited to capital in excess of par value and the Preferred Stock was recorded at a corresponding discount. Additionally, $1.2 million of issuance costs were recorded on the Preferred Stock. The discount and issuance costs on the Preferred Stock are being accreted as additional preferred stock dividends using the effective dividend rate method over a ten-year period, resulting in an effective dividend rate of 19.9%. As of June 30, 2000 the estimated fair market value of the preferred stock was approximately $4.68 per share for an aggregate value of the outstanding Preferred Stock of $3.1 million. The shares of Preferred Stock were valued at
1.2 times the closing market price of the common stock at June 30, 2000. This ratio was used to approximate the fair market value based on the fact that approximately 40% of the outstanding Preferred Shares were exchanged at this ratio during the quarter, with little other market activity.

         On February 1 and May 1, 2000, the quarterly dividends due on the Preferred Stock were paid through the issuance of additional Preferred Stock each having a liquidation preference of $0.9 million, with terms identical to those of the Preferred Stock. The estimated fair market value of the stock issued in lieu of a cash payment on February 1 and May 1, 2000 was approximately $0.4 million and $ 0.3 million, respectively, which were recorded as preferred stock dividends.

9. Stock Based Compensation

         On January 2, 1998, the Company issued stock option grants to its employees which fully vest on January 2, 2004. If certain target stock prices are met, the vesting accelerates. As a portion of the underlying shares for these options had not been authorized by the common stockholders at the date of grant, the portion of unauthorized options were treated as a variable compensation plan through July 28, 1998, when the stockholders authorized the shares. Separately, in the second quarter of 2000, the Company accelerated the vesting and modified the terms of stock options associated with the severance of an employee which resulted in $ 0.6 million of compensation expense on the new measurement date. The Company has recognized stock compensation expense of $0.8 million and $0.7 million in selling, general and administrative expense for the three months ended June 30, 1999 and 2000, respectively. Total expense amounted to $1.2 million and $0.8 million respectively for the six month periods ended June 30, 1999 and 2000.

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

         This transaction resulted in a gain for the Company of $75.0 million in the first quarter. The gain was calculated based on the closing price of Liberate Common Stock on March 3, 2000 (the closing date) of $98.6875 per share, net of the Company's book basis of $17.4 million. The Company has net operating loss carry forwards in excess of the tax effect of this gain and, consequently, has reported no current or deferred income tax expense.

         Assets contributed to SourceSuite have been valued based on an independent appraisal of fair value and allocated to assets, liabilities and goodwill.

         The Company records amortization of the assets contributed to the joint venture on its historical basis.

Summary financial data of SourceSuite at June 30, 2000 is as follows (in thousands):

             ASSETS:
                  Current Assets....................                  $    7,824
                  Property and equipment, net.......                         205
                  Intangible assets, net............                         795
                                                                      ----------
                                                                      $    8,824
                                                                      ==========
             LIABILITIES AND MEMBERS' EQUITY:
                  Current liabilities...............                  $    1,740
                  Members' equity...................                       7,084
                                                                      ----------
                                                                      $    8,824
                                                                      ==========
             NET LOSS:
                   Net loss from period of inception (March 3, 2000)
                   through June 30, 2000.                             $  (2,883)
                                                                      ==========

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

         The Interactive TV business has developed proprietary software and interactive programming services that can enable digital, two-way television systems equipped with digital (or advanced analog) set-top boxes to deliver two-way, interactive programming with the touch of a set-top remote or the use of a wireless keyboard. The Interactive TV business includes the results of the Interactive Channel and ICTI subsidiaries and the Company's 50% equity interest in the results of SourceSuite (and its predecessor joint venture with Insight) from November 17, 1999.

         The total revenues, expenses and assets by reportable operating segments are used in the Company's operations and do not include general corporate overhead and assets not allocated to the operating units. These assets and expenses have been separately disclosed for reconciliation purposes.

                                                Three Months Ended June 30,        Six Months Ended June 30,
                                                   1999             2000             1999             2000
                                                 --------         --------         --------         --------
                                                      (In Thousands)                    (In Thousands)
Monetary revenues:
         IT Network                              $  4,406         $  4,587         $  9,307         $  8,563
         Interactive TV                                --               --               42               --
                                                 --------         --------         --------         --------
Total monetary revenues                          $  4,406         $  4,587         $  9,349         $  8,563
                                                 ========         ========         ========         ========

Nonmonetary revenues:
         IT Network                              $    473         $    666         $    882         $  1,326
         Interactive TV                                --               --               --               --
                                                 --------         --------         --------         --------
Total nonmonetary revenues                       $    473         $    666         $    882         $  1,326
                                                 ========         ========         ========         ========

Net revenues:
         IT Network                              $  4,879         $  5,253         $ 10,189         $  9,889
         Interactive TV                                --               --               42               --
                                                 --------         --------         --------         --------
Total net revenues                               $  4,879         $  5,253         $ 10,231         $  9,889
                                                 ========         ========         ========         ========

Operating loss:
         IT Network                              $ (2,796)        $   (821)        $ (3,756)        $ (2,067)
         Interactive TV                            (2,754)              --           (5,454)              --
         Corporate                                 (4,565)            (469)          (6,275)          (2,014)
                                                 --------         --------         --------         --------
Total operating loss                             $(10,115)        $ (1,290)        $(15,485)        $ (4,081)
                                                 ========         ========         ========         ========

Equity interest in loss of joint venture:
         Interactive TV                          $     --         $ (1,126)        $     --         $ (2,709)
                                                 ========         ========         ========         ========

                                     December 31, 1999  June 30, 2000
                                     -----------------  -------------
Identifiable assets:
         IT Network                       $15,474          $13,827
         Interactive TV                    20,675               --
         Corporate                         21,867           46,560
                                          -------          -------
Total identifiable assets                 $58,016          $60,387
                                          =======          =======

Investment in joint venture:
         Interactive TV                   $18,669          $ 3,500
                                          =======          =======

12. Subsequent Events

         In July, the Company exchanged additional shares of common stock for shares of Preferred Stock (See Note 8). The exchange ratio was 1.2 shares of common stock for 1.0 shares of Preferred Stock. As of August 7, 2000, the Company has retired 54% of its outstanding Preferred Stock.

         The Company offered to extend the exercise period of its redeemable common stock purchase warrants, issued in June 1993 (the "Public Warrants"), to December 22, 2000 from the scheduled June 23, 2000 expiration. The exercise price of the warrants was not changed, however, as a condition of the extension, the Company required each warrantholder to approve a modification to the terms and conditions that govern the circumstances under which the Company may call its warrants for redemption. Under the modification, the Company may exercise its right to redeem the warrants if the closing price of its common stock is $13.00 per share for more than ten consecutive trading days. The extension and modification was accepted by holders of 96.2% of the outstanding warrants.

                                 SOURCESUITE LLC
                                  BALANCE SHEET
                                  JUNE 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

ASSETS

Current Assets:
   Cash and cash equivalents                        $ 7,041
   Related Party Receivable                             713
   Prepaid expenses and other current assets             70

                                                    -------
Total current assets                                  7,824

Property and equipment:
   Computer and production equipment                    231

   Accumulated depreciation                              26

                                                    -------
Net property and equipment                              205

Intangible assets:
   Goodwill                                             858

   Accumulated amortization                              63

                                                    -------
Net intangible assets                                   795

                                                    -------
Total assets                                        $ 8,824
                                                    =======

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
   Accounts payable                                    $ 24
   Accrued liabilities                                  645
   Payable to Source Media, Inc.                      1,071

                                                    -------
Total current liabilities                             1,740

Members' equity, 1,000,000 units authorized and
   outstanding                                        9,967

Accumulated deficit                                  (2,883)

                                                    -------
Total Members' Equity                                 7,084

                                                    -------
Total liabilities and members' equity               $ 8,824
                                                    =======

See accompanying Notes to Consolidated Financial Statements.

                                 SOURCESUITE LLC
                             STATEMENT OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                  THREE MONTHS   PERIOD OF INCEPTION
                                                      ENDED      (MARCH 3, 2000) TO
                                                  JUNE 30, 2000     JUNE 30, 2000
                                                  -------------  -------------------

Revenues                                              $    --          $    --

Operating expenses:
  Selling, general and administrative expenses          2,291            2,961
  Amortization of intangible assets                        63               63
                                                      -------          -------
     Total operating expenses                           2,354            3,024

                                                      -------          -------
   Operating loss                                      (2,354)          (3,024)

Interest income                                           103              141

                                                      -------          -------
Net loss                                              $(2,251)         $(2,883)
                                                      =======          =======

See accompanying Notes to Consolidated Financial Statements.

                                 SOURCESUITE LLC
                             STATEMENT OF CASH FLOWS
              PERIOD OF INCEPTION (MARCH 3, 2000) TO JUNE 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

OPERATING ACTIVITIES
Net Loss                                                        $(2,883)
Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation                                                14
         Amortization of intangible assets                           63
Changes in operating assets and liabilities:
         Related party receivable                                   368
         Prepaid expenses and other current assets                  (23)
         Trade accounts payable and accrued liabilities             168
         Related party payable                                      532

                                                                -------
Net cash used in operating activities                            (1,761)

INVESTING ACTIVITIES
         Capital expenditures                                       (30)

                                                                -------
Net cash used in investing activities                               (30)

                                                                -------
Net decrease in cash and cash equivalents                        (1,791)
Cash and cash equivalents at beginning of period                  8,832

                                                                -------
Cash and cash equivalents at end of period                      $ 7,041
                                                                =======

See accompanying Notes to Consolidated Financial Statements.

                                 SOURCESUITE LLC
                          STATEMENT OF MEMBERS' EQUITY
                                  JUNE 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                             MEMBERSHIP       MEMBERS'
                                               UNITS           EQUITY
                                             ----------       --------

Sale of membership units on March 3, 2000    1,000,000        $ 9,967

Net loss                                            --         (2,883)

                                             ---------        -------
June 30, 2000                                1,000,000        $ 7,084
                                             =========        =======

See accompanying Notes to Consolidated Financial Statements.

                                 SOURCESUITE LLC

                          NOTES TO FINANCIAL STATEMENTS
           PERIOD FROM INCEPTION (MARCH 3, 2000) THROUGH JUNE 30, 2000

1. DESCRIPTION OF BUSINESS

         SourceSuite LLC ("SourceSuite" or "Company"), a Delaware limited liability company, was formed on March 3, 2000 as a 50/50 joint venture between Source Media, Inc. ("Source Media") and Insight Interactive, LLC ("Insight").

         On November 17, 1999 Source Media conveyed certain assets related to its VirtualModem(TM)" and "Interactive Channel" products and businesses and Insight contributed $13 million in cash to a joint venture in exchange for each owning a 50% interest in that joint venture.

         On March 3, 2000, Source Media and Insight sold their respective interests in the joint venture to Liberate Technologies ("Liberate") in exchange for the issuance of 886,000 shares of common stock in Liberate to each of Source Media and Insight and $4.4 million of cash. Prior to the sale of the joint venture, cash equal to the value (as determined by an independent appraisal) of certain retained businesses, consisting of SourceGuide, an interactive programming guide; LocalSource, an interactive television programming service; and related content, was contributed by the joint venture to SourceSuite. SourceSuite used these funds to purchase the retained business from the joint venture, which comprised of fixed assets with a net book value of approximately $200,000 and certain accrued liabilities, for $1.1 million.

         SourceSuite will continue the development of the proprietary software contributed by Source Media and will provide interactive programming services that can enable digital, two-way television systems equipped with digital (or advanced analog) set-top boxes to deliver two-way, interactive programming with the touch of a set-top remote or the use of a wireless keyboard.

         Liberate provides SourceSuite, without charge, specific software development services for the Interactive TV products under a programming services agreement. SourceSuite entered into a preferred content provider agreement with Liberate which allows Liberate to offer pricing incentives to its customers that use SourceSuite's local content services with the VirtualModem(TM) products.

2. ACCOUNTING POLICIES

Basis of Presentation

         Assets contributed to the joint venture by Source Media have been valued at the fair value on the date of contribution based on an independent appraisal and allocated to assets, liabilities and goodwill.

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

3. INCOME TAXES

         SourceSuite has experienced net operating losses from inception. Accordingly, no provision for income taxes has been recorded. A valuation allowance has been established to fully offset the deferred tax asset associated with SourceSuite's net operating loss carry forwards.

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

6. COMMITMENTS AND CONTINGENCIES

    Upon formation, SourceSuite assumed the responsibility for the following litigation:

         On October 6, 1998, Advanced Interactive, Inc. filed a complaint in U.S. District Court for the Northern District of Illinois, Eastern Division, against ICTI and the following companies: Matsushita Electric Corporation, Matsushita Electric Industrial Co., Ltd., Sharp Electronics Corp., Sharp Corp., Thomson Consumer Electronics, Toshiba Consumer Products, Inc., Toshiba American, Inc., Toshiba Corporation, General Instruments Corp., Scientific Atlanta, Inc., ATI Technologies, Inc., ADS Technologies Inc., Gateway 2000, Inc., STB Systems, Inc., Hauppauge Computer Works, Inc., WebTV Networks, Inc. and WorldGate Communications, Inc. (collectively the "Defendants"). Advanced Interactive, Inc. alleges that ICTI infringed two claims of one of its patents by manufacturing, using and/or selling or offering to sell Sourceware(TM) ChannelLink(TM). The same allegation is made against each Defendant for its particular product or service. The Plaintiff seeks damages, but makes no claims against the patents of ICTI or any other Defendant. ICTI, and each of the Defendants, have filed an Answer and have collectively joined the Motion for Partial Summary Judgment submitted by Matsushita Electric Corporation of America, Sharp Electronics Corp., Sharp Corp. and the Toshiba Defendants. On June 26, 2000, the court entered a judgement that ICTI does not infringe on Advanced Interactive's patent. The Plaintiff has filed a Notice of Appeal of this judgement in the U.S. Court of Appeals of the Federal Circuit dated August 3, 2000. This case was transferred to the joint venture between Source Media and Insight in November 1999 and was assumed by SourceSuite on March 3, 2000. The Company is vigorously defending the appeal.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

         Unless the context otherwise requires, all references to "we", "us" or "our" include Source Media, Inc., its wholly-owned operating subsidiaries ("Subsidiaries"), including IT Network, Inc. ("IT Network"), Interactive Channel, Inc. ("Interactive Channel"), SMI Holdings, Inc., and Interactive Channel Technologies Inc. ("ICTI"), as well as its wholly-owned non-operating subsidiary Source Nevada, Inc. and SourceSuite LLC, a 50/50 joint venture with Insight Interactive LLC ("Insight"), a subsidiary of Insight Communications Company, Inc.

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

         We have experienced significant changes in our Interactive TV business since the second quarter of 1999. In November 1999 we contributed this business to a 50/50 joint venture with Insight. Insight contributed $13 million of equity financing to the joint venture and purchased 842,105 shares of our common stock for $12 million ($14.25 per share) and warrants to purchase 4,596,786 additional share of our common stock at $20 per share. On March 3, 2000, we and Insight Interactive sold our interests in the joint venture to Liberate Technologies ("Liberate") in exchange for the issuance to each of us and Insight Interactive of 886,000 shares of Liberate common stock and $4.4 million of cash. Prior to the completion of the sale, the joint venture transferred to SourceSuite its assets and properties not related to the VirtualModem(TM) products and associated businesses. The interests in the new joint venture were distributed to us and Insight Interactive, so that each became a 50% owner of SourceSuite. Liberate thus acquired all patents and intellectual property related to the VirtualModem(TM) products and businesses and granted SourceSuite an exclusive license to use the patents necessary to its business. SourceSuite's business is interactive television programming and services, including SourceGuide(TM) and LocalSource(TM).

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

         Monetary revenues increased 4% to $4.6 million for the three months ended June 30, 2000 from $4.4 million for the same period in 1999. The increase was primarily driven by $0.5 million of revenues from new products in 2000 including streaming audio sales and internet advertising. These increases were partially offset by $0.1 million of decreased advertising services revenues and $0.2 million of decreased information services revenue from the same period in the prior year, primarily due to some customers' late 1999 decisions to not invest in Y2K equipment upgrades and the resultant termination of our services. Traditional advertising sales remained consistent between the periods.

         Monetary cost of sales decreased 33% to $2.7 million for the three months ended June 30, 2000 from $4.0 million for the same period in 1999, primarily as a result of 1999 including $1.4 million of payments to customers for unfulfilled sales guarantees, $0.2 million of cost of the Interactive TV operations transitioned to our joint venture partially offset by $0.2 million of increased costs associated with Internet advertising and $0.1 million other operational expense.

         Nonmonetary revenues and nonmonetary cost of sales increased 41% to $0.7 million for the three months ended June 30, 2000. Nonmonetary sales accounted for 13% of revenues for the three months ended June 30, 2000 compared to 10% of revenues for the same period in 1999.

         Selling, general and administrative expenses decreased 70% to $2.6 million for the three months ended June 30, 2000 from $8.6 million for the same period in 1999. The decrease is primarily due to $1.5 million of cost of the Interactive TV operations transitioned to our joint venture with Insight, a decrease of $2.5 million in professional fees and legal fees which were incurred in 1999 in connection with a proposed joint venture that were expensed after termination of the proposed transaction, a decrease in non-cash variable compensation expense of $0.7 million, and other operational savings of $1.3 million for the three months ended June 30, 2000.

         Amortization of intangible assets decreased 53% to $0.6 million from $1.2 million for the three months ended June 30, 2000 due to the transfer of patents to our joint venture with Insight in 1999.

         Research and development activities were transferred to our joint venture with Insight in November 1999, resulting in a decrease of $0.7 million in research and development expense compared to the three months ended June 30, 1999.

         Equity interest includes our share of the results of operations of SourceSuite for the three months ended June 30, 2000, recorded using the equity method.

         Interest expense decreased 7% to $3.0 million for the three months ended June 30, 2000 from $3.2 million for the same period in 1999 due to a $3.75 million retirement of notes in December 1999 and a $4.6 million retirement in June, 2000. This expense is associated with a $100 million debt financing completed by the Company in October 1997 and described in detail in the Notes to Consolidated Financial Statements.

         Interest income decreased 15% to $0.2 million for the three months ended June 30, 2000 from $0.3 million for the same period 1999 due to lower investment cash balances as a result of debt interest payments and normal operating expenditures.

         Preferred Stock dividends decreased to $15 thousand for the three months ended June 30, 2000 from $0.7 million in the same period of 1999. The dividends relate to the $20 million Preferred Stock financing completed by the Company in October 1997 and described in detail in the Notes to Consolidated Financial Statements. Dividends are recorded at the fair market value of the shares. The decrease from prior year is related to a decrease in the number of shares of Preferred Stock outstanding for the three months end June 30, 2000 and a decline in the fair market value of the Preferred Stock which resulted in a lower fair value for the quarterly dividend and the reversal of an estimated accrual from the prior quarter.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         Monetary revenues decreased 8% to $8.6 million for the six months ended June 30, 2000 from $9.3 million for the same period of 1999. This decrease is primarily due to decreases of $1.0 million in advertising sales, $0.2 million in advertising services, and $0.5 million in information services offset by an increase of $1.0 million in new product revenues including streaming audio sales and internet advertising.

         Monetary cost of sales decreased 25% to $5.1 million for the six months ended June 30, 2000 from $6.7 million for the same period in 1999 as a result of 1999 costs including a $1.4 million payment for unfulfilled sales guarantees, $0.5 million of Interactive TV costs transferred to SourceSuite and a $0.3 million reduction in page costs related to the decreased advertising sales partially offset by costs incurred on internet sales of $0.4 million in 2000 and other operational cost increases of $0.2 million.

         Nonmonetary revenues and nonmonetary cost of sales increased 50% to $1.3 million for the six months ended June 30, 2000. Nonmonetary sales accounted for 13% of revenues for the six months ended June 30, 2000 compared to 9% of revenues for the same period in 1999.

         Selling general and administrative expenses decreased 55% to $6.4 million for the six months ended June 30, 2000 from $14.1 million for the same period in 1999. The decrease is primarily due to the following: (a) $2.7 million of cost of the Interactive TV operations transitioned to our joint venture with Insight; (b) decreased legal and professional fees of $2.8 million which were incurred in 1999 in connection with a proposed joint venture that were expensed after the termination of the proposed transaction; (c) decrease in non-cash variable compensation expense of $1.0 million; and (d) $1.2 million in cost reductions in other administrative expenses.

         Amortization of intangible assets decreased 53% to $1.2 million from $2.5 million for the six months ended June 30, 2000 due to the transfer of patents to our joint venture with Insight in 1999.

         Research and development activities were transferred to our joint venture with Insight in November 1999 resulting in a decrease of $1.5 million in research and development expense compared to the six months ended June 30, 1999.

         Other income includes $75.0 million of gain recorded upon the sale of our interest in the original joint venture with Insight to Liberate in exchange for 886,000 shares of common stock in Liberate and $4.4 million of cash.

         Equity interest in losses of joint venture includes our share of the results of operations of SourceSuite and its predecessor joint venture for the six months ended June 30, 2000, recorded using the equity method. The original joint venture was formed November 17, 1999.

         Interest expense decreased 5% to $6.1 million for the six months ended June 30, 2000 from $6.4 million in 1999. This decrease is due to redemptions in the outstanding Note balance due to retirement of $3.75 million of Notes for common stock in December of 1999 and $4.6 million in June of 2000. The interest is associated with a $100 million debt financing completed by the company in October 1997 and described in detail in the Notes to Consolidated Financial Statements.

         Interest income decreased 14% to $0.4 million for the six months ended June 30, 2000 from $0.5 million in the prior year due to lower investment and cash balances due to normal operating requirements and debt interest payments.

         Preferred Stock dividends of $0.8 million and $1.4 million for the six months ended June 30, 2000 and 1999, relate to the $20 million Preferred Stock financing completed by the Company in October 1997 and described in detail in the Notes to Consolidated Financial Statements. Dividends are recorded at the fair market value of the shares. The decrease is related to exchanges of Preferred Stock for common stock, which took place in the second quarter of this year, as well as a decrease in the fair value of the Preferred Stock issued as dividends during the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have experienced substantial operating losses and net losses as a result of our efforts to develop, deploy and support our IT Network business and to develop, conduct trials and commercially launch our Interactive TV business. As of June 30, 2000, we had an accumulated deficit of $124.7 million and had used cumulative net cash in operations of $109.3 million. The difference at June 30, 2000, between the accumulated deficit and cumulative net cash used in operations since inception was attributable primarily to charges related to financing incentives and extinguishment of debt, variable compensation expense, write-downs of analog set-top boxes and intangible assets, depreciation and amortization and other non-cash expenses.

         We will continue to incur operating losses at least through 2000. Any launch of our television products and services through SourceSuite may require an additional capital contribution which may require us to raise additional capital. On March 3, 2000, we sold our interest in the VirtualModem(TM) business owned by our joint venture with Insight to Liberate for 886,000 shares of Liberate common stock which became tradable after July 31, 2000. In addition to the Liberate common shares, we received from Liberate $4.4 million of working capital adjustments which we contributed to SourceSuite. It is expected that this liquidity will provide the necessary funding for expected future capital requirements. The Liberate shares had an aggregate value of approximately $87.4 million, based on the closing price of Liberate common stock of $98.6875 per share on March 3, 2000. Liberate common stock is traded on the Nasdaq Stock Market under the symbol "LBRT". As of August 7, 2000, the closing price per share of the Liberate common stock was $21.563 resulting in an aggregate value of $19.1 million. Management believes the decline in the Liberate stock price to be temporary as there have been no material adverse changes in Liberate's market position or balance sheet of which management is aware; the market has generally declined for all technology stocks and in particular for cable and related industry stocks; Cisco Systems, Inc. has recently invested an additional $100 million in Liberate; and Liberate continues to receive strong buy recommendations from analysts.

         Since inception, we have financed our operations primarily with $156.6 million raised from various financing activities, including the incurrence of debt and issuance of our common stock and Preferred Stock. In October 1997, we issued $100.0 million of Notes and $20.0 million of Preferred Stock. On December 19, 1999, $3.75 million of Notes were tendered to the Company and additional cash was received in exchange for an exercise of warrants to purchase shares of common stock. On June 20, 2000 an additional $4.6 million of Notes were exchanged for common stock. As of June 30, 2000, $91.65 million of Notes remain outstanding. The interest escrow account created pursuant to the indenture governing the Notes has been used to fund the first four interest payments on the Notes. Interest payments from the interest escrow account were made on May 1, 1998, November 1, 1998, May 1, 1999 and November 1, 1999. Additionally, $6.0 million from proceeds received in a transaction with Insight were placed in escrow and used to pay the May 2000 interest payment. Our primary source of liquidity is our cash, which totaled $13.8 million at June 30, 2000. Additionally, we have an investment of 886,000 shares of Liberate common stock which became tradable after July 31, 2000. Our first interest payment of approximately $5.5 million, not currently held in escrow, is due November 1, 2000.

         We currently believe our resources will be sufficient to meet our anticipated cash needs for working capital, required interest payment and other capital expenditures related to the further development of our IT Network business and capital requirements for SourceSuite through and beyond the fourth quarter of 2000. Additionally, while we do not currently anticipate any capital calls by the joint venture, we believe our resources are sufficient to meet any capital calls through 2000.

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

EFFECT OF INFLATION

         We believe that the effect of inflation has not been material during the three month periods ended June 30, 1999 and 2000, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are exposed to changes in interest rates related primarily to our Notes and Preferred Stock. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At June 30, 2000, we had Notes outstanding having an aggregate principal amount of $91.65 million, due November 1, 2004, which bear interest at a fixed dividend rate of 12% and Preferred Stock outstanding having a liquidation preference of $16.7 million, due November 1, 2007, which has a fixed dividend rate of 13 1/2%. The fair value of the Notes at June 30, 2000 was approximately $29.3 million based upon dealer quoted market price. As of June 30, 2000 the fair market value of the Preferred Stock was approximately $4.68 per share for an aggregate value of the outstanding Preferred Stock of $3.1 million. The shares of Preferred Stock were valued at 1.2 times the closing market price of the common stock at June 30, 2000. This ratio was used to approximate the fair market value based on the fact that approximately 40% of the outstanding Preferred Shares were exchanged at this ratio during the period, with little other market activity. As of August 7, 2000 we had Preferred Stock outstanding having a liquidation preference of $12.8 million and an approximate fair market value of $3.3 million.

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

         On March 3, 2000, we received 886,000 shares of Liberate common stock in exchange for our interest in our joint venture with Insight. The closing price per share of the Liberate common stock on March 3, 2000 was $98.6875, giving us a total original investment in Liberate common stock of approximately $87.4 million. As of July 31, 2000 we are not restricted from calling, pledging or otherwise transferring the economic consequences of ownership of the Liberate common stock. We face the market risk associated with price fluctuations of the Liberate common stock until such time as we sell or hedge the stock. As of June 30, 2000, the closing price per share of the Liberate common stock was $29.31 resulting in a total investment balance of $26.0 million. As of August 7, 2000, the closing price was $21.563, resulting in a total investment of $19.1 million.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         Reference is made to our Annual Report on Form 10-K for the year ended December 31, 1999 and to the Notes to SourceSuite's and our financial statements included in this report for a discussion of certain litigation.

Item 2 - Changes in Securities and Use of Proceeds

         On April 5, 2000, we issued 372,500 stock options to various employees pursuant to our 1999 Stock Option Plan at a price of $11.9375 per share. Exemption from registration under the Securities Act of 1933 is claimed for each such issuance of securities in reliance upon the exemption afforded by Section 4
(2) of the Securities Act.

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K during the three months ended June 30, 2000.

                  None.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SOURCE MEDIA, INC.
                                           (Registrant)

  Date:  August 14, 2000                By: /s/ PAUL TIGH
                                           -------------------------------------
                                           Paul Tigh
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer and
                                           Duly Authorized Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

   27             Financial Data Schedule