Form 10-Q
period 2000-09-30
SOURCE MEDIA INC
filed 2000-11-14
CIK 900029

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 2000


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

                         YES   X                NO
                             ------                ------


  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT NOVEMBER 7, 2000: 17,618,712

                               SOURCE MEDIA, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

PART I.  FINANCIAL INFORMATION

                                                                                                   Page Number
                                                                                                   -----------
Item 1.     Consolidated Financial Statements of Source Media, Inc.

                  Consolidated Balance Sheets of Source Media, Inc. (Unaudited)
                  December 31, 1999 and September 30, 2000                                               4-5

                  Consolidated Statements of Operations of Source Media, Inc. (Unaudited)
                  Three and nine months ended September 30, 1999 and 2000                                  6

                  Consolidated Statements of Cash Flows of Source Media, Inc. (Unaudited)                  7
                  Nine months ended September 30, 1999 and 2000

                  Consolidated Statements of Stockholder's Equity (Capital Deficiency)                     8
                  of Source Media, Inc. (Unaudited) September 30, 2000

                  Notes to Consolidated Financial Statements of Source Media,
                  Inc. (Unaudited)                                                                      9-19

              Financial Statements of SourceSuite LLC
                  Balance Sheet of SourceSuite LLC (Unaudited) September 30, 2000                         20

                  Statement of Operations of SourceSuite LLC (Unaudited) Three
                  months ended September 30, 2000 and Period from Inception
                  (March 3, 2000) to September 30, 2000                                                   21

                  Statement of Cash Flows of SourceSuite LLC (Unaudited)
                  Period from Inception (March 3, 2000) to September 30, 2000                             22

                  Statement of Members' Equity of SourceSuite LLC (Unaudited)                             23
                  September 30, 2000

                  Notes to Financial Statements of SourceSuite LLC (Unaudited)
                  Period from Inception (March 3, 2000) to September 30, 2000                          24-26


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                  27-33

                                                                                                   Page Number
                                                                                                   -----------
Item 3.           Quantitative and Qualitative Disclosures About Market Risk                              34


PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings                                                                       35

Item 2.           Changes in Securities and Use of Proceeds                                               35

Item 3.           Defaults Upon Senior Securities                                                        N/A

Item 4.           Submission of Matters to a Vote of Security Holders                                    N/A

Item 5.           Other Information                                                                      N/A

Item 6.           Exhibits and Reports on Form 8-K                                                        35

                               SOURCE MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  DECEMBER 31,    SEPTEMBER 30,
                                                                     1999            2000
                                                                 -------------   -------------
Current Assets:
   Cash and cash equivalents                                     $      10,910   $      13,171
   Short-term investments                                                2,500            --
   Restricted investments                                                5,997             339
   Trade accounts receivable, less allowance for doubtful
      accounts of $605 and $558 in 1999 and 2000, respectively           1,643           1,573
   Related party receivables                                             1,458             473
   Prepaid expenses and other current assets                             1,068           1,224
   Investment in securities available for sale                            --            25,639

                                                                 -------------   -------------
Total current assets                                                    23,576          42,419

Property and equipment:
   Production equipment                                                  4,511           4,403
   Computer equipment                                                    3,612           3,461
   Other equipment                                                       1,612           2,626
   Furniture and fixtures                                                  656             659
                                                                 -------------   -------------
                                                                        10,391          11,149

Accumulated depreciation                                                 7,957           9,953

                                                                 -------------   -------------
Net property and equipment                                               2,434           1,196

Intangible assets:
   Goodwill                                                              3,688           3,688
   Contract rights                                                      11,933          11,933
                                                                 -------------   -------------
                                                                        15,621          15,621

Accumulated amortization                                                 6,119           7,871

                                                                 -------------   -------------
Net intangible assets                                                    9,502           7,750

Investment in joint venture                                             18,669           2,766
Other non-current assets                                                 3,835           2,977

                                                                 -------------   -------------
Total assets                                                     $      58,016   $      57,108
                                                                 =============   =============

See accompanying Notes to Consolidated Financial Statements.

                               SOURCE MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
            LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  DECEMBER 31,     SEPTEMBER 30,
                                                                                     1999              2000
                                                                                 -------------    -------------
Current Liabilities:
   Trade accounts payable                                                        $         955    $         567
   Accrued interest                                                                      1,991            4,566
   Accrued payroll                                                                         591              558
   Other accrued liabilities                                                             3,706            2,791
   Unearned income                                                                       1,925            1,911
                                                                                 -------------    -------------
Total current liabilities                                                                9,168           10,393

Long-term debt                                                                          96,250           88,533

Minority interests in consolidated subsidiaries                                          3,840            3,840
Note receivable and accrued interest from minority stockholder,
   net of discount of $12 and $0 in 1999 and 2000, respectively                           (837)            (860)
                                                                                 -------------    -------------
                                                                                         3,003            2,980

Senior redeemable payment-in-kind (PIK) preferred
   stock, $25 dollar per share liquidation preference, $.001 par value, net of discount Authorized shares - 1,712; Issued and outstanding
   shares 1,043 and 529 in 1999 and 2000, respectively                                  18,467            8,426

Non-participating preferred stock, $25 dollar per share liquidation
   preference, $.001 par value; Authorized and issued - 1 single share                    --               --

Stockholders' equity (capital deficiency): Common stock, $.001 par value:
      Authorized shares - 50,000; 16,278 and 17,869
      issued and outstanding in 1999 and 2000, respectively                                 16               18
   Less treasury stock, at cost - 268 and 250 shares in
      1999 and 2000, respectively                                                       (2,647)          (2,476)
   Capital in excess of par value                                                      120,883          136,550
   Accumulated other comprehensive income                                                 --            (61,799)
   Accumulated deficit                                                                (187,124)        (125,517)

                                                                                 -------------    -------------
Total stockholders' equity (capital deficiency)                                        (68,872)         (53,224)

                                                                                 -------------    -------------
Total liabilities and stockholders' equity (capital deficiency)                  $      58,016    $      57,108
                                                                                 =============    =============

See accompanying Notes to Consolidated Financial Statements.

                               SOURCE MEDIA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                 THREE MONTHS         THREE MONTHS           NINE MONTHS        NINE MONTHS
                                                      ENDED               ENDED                 ENDED               ENDED
                                               SEPTEMBER 30, 1999   SEPTEMBER 30, 2000   SEPTEMBER 30, 1999   SEPTEMBER 30, 2000
                                               ------------------   ------------------   ------------------   ------------------
Monetary revenues                              $            4,275   $            4,063   $           13,624   $           12,626
Nonmonetary revenues                                          555                  397                1,437                1,723
                                               ------------------   ------------------   ------------------   ------------------
   Total revenues                                           4,830                4,460               15,061               14,349

Monetary cost of sales                                      3,085                2,422                9,826                7,479
Nonmonetary cost of sales                                     555                  397                1,437                1,723
                                               ------------------   ------------------   ------------------   ------------------
   Total cost of sales                                      3,640                2,819               11,263                9,202

                                               ------------------   ------------------   ------------------   ------------------
Gross profit                                                1,190                1,641                3,798                5,147

Selling, general and administrative expenses                4,122                2,634               18,223                9,053
Amortization of intangible assets                           1,236                  584                3,709                1,752
Research and development expenses                             783                 --                  2,302                 --
                                               ------------------   ------------------   ------------------   ------------------
                                                            6,141                3,218               24,234               10,805

                                               ------------------   ------------------   ------------------   ------------------
Operating loss                                             (4,951)              (1,577)             (20,436)              (5,658)

Interest expense                                            3,208                2,843                9,621                8,926
Interest income                                              (104)                (169)                (640)                (632)
Equity interest in losses of joint venture                   --                    734                 --                  3,443
Gain on sale of interest in joint venture                    --                   --                   --                (74,977)
Other expense (income)                                       --                    110                   (2)                 214

                                               ------------------   ------------------   ------------------   ------------------
Net income (loss) before extraordinary item                (8,055)              (5,095)             (29,415)              57,368

Extraordinary item - gain on extinguishment
      of debt                                                --                  1,709                 --                  4,239
                                               ------------------   ------------------   ------------------   ------------------
Net income (loss)                                          (8,055)              (3,386)             (29,415)              61,607

Preferred stock dividends (difference
      on conversion of preferred stock,
      net of dividend)                                          4               (1,763)               1,433               (5,643)
                                               ------------------   ------------------   ------------------   ------------------
Net income (loss) attributable to common
      stockholders                             $           (8,059)  $           (1,623)  $          (30,848)  $           67,250
                                               ==================   ==================   ==================   ==================



Other comprehensive income (loss):
    Unrealized loss on available for
          sale securities                                    --                   (332)                --                (61,799)
                                               ------------------   ------------------   ------------------   ------------------
Comprehensive Income                           $           (8,059)  $           (1,955)  $          (30,848)  $            5,451
                                               ==================   ==================   ==================   ==================


Basic and diluted net loss per common share:

Basic:
Net income (loss) before extraordinary item
    per common share                           $            (0.60)  $            (0.19)  $            (2.32)  $             3.79
Extraordinary item                             $             --     $             0.10   $             --     $             0.25
                                               ------------------   ------------------   ------------------   ------------------
Net loss attributable to common stockholders   $            (0.60)  $            (0.09)  $            (2.32)  $             4.04
                                               ==================   ==================   ==================   ==================

Weighted average basic common shares
    outstanding:                                           13,499               17,451               13,285               16,648
                                               ==================   ==================   ==================   ==================

Diluted:
Net income (loss) before extraordinary item
    per common share                           $            (0.60)  $            (0.19)  $            (2.32)  $             3.63
Extraordinary item                             $             --     $             0.10   $             --     $             0.24
                                               ------------------   ------------------   ------------------   ------------------
Net loss attributable to common stockholders   $            (0.60)  $            (0.09)  $            (2.32)  $             3.87
                                               ==================   ==================   ==================   ==================

Weighted average diluted common shares
    outstanding:                                           13,499               17,451               13,285               17,353
                                               ==================   ==================   ==================   ==================

See accompanying notes to Consolidated Financial Statements

                                       SOURCE MEDIA, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (IN THOUSANDS)
                                          (UNAUDITED)

                                                                                        NINE MONTHS            NINE MONTHS
                                                                                           ENDED                  ENDED
                                                                                     SEPTEMBER 30, 1999    SEPTEMBER 30, 2000
                                                                                     ------------------    ------------------
OPERATING ACTIVITIES
Net income (loss)                                                                    $          (29,415)   $           61,607
Adjustments to reconcile net income (loss) to net cash used in operating activities:
              Depreciation                                                                        2,032                 1,337
              Amortization of intangible assets                                                   3,709                 1,753
              Deferred Compensation                                                                 894                 1,077
              Non-cash interest expense                                                             619                   857
              Non-cash interest income                                                             (296)                 (118)
              Provision for losses on accounts receivable                                           250                   (47)
              Gain on sale of joint venture                                                        --                 (74,977)
              Equity investment in losses of joint venture                                         --                   3,443
              Extraordinary gain on issuance of common stock in exchange for notes                                     (4,239)
Changes in operating assets and liabilities:
              Trade accounts receivable                                                           1,854                   116
              Related party receivable                                                             --                     985
              Prepaid expenses and other current assets                                            (436)                 (171)
              Deferred expenses                                                                     (54)                   15
              Trade accounts payable and accrued liabilities                                      4,915                 1,230
              Accrued interest                                                                      (43)                  (23)
              Unearned income                                                                       602                   (14)
                                                                                     ------------------    ------------------

Net cash used in operating activities                                                           (15,369)               (7,169)

INVESTING ACTIVITIES
              Capital expenditures                                                               (1,166)                  (99)
              Redemption of investments                                                            --                   5,775
              Redemption of short-term investments                                                6,000                 2,500
              Proceeds from sale of joint venture                                                  --                   4,392
              Investment in SourceSuite LLC                                                        --                  (4,392)

                                                                                     ------------------    ------------------
Net cash provided by investing activities                                                         4,834                 8,176

FINANCING ACTIVITIES
              Proceeds from issuance of common stock                                              3,315                 1,009
              Warrants exercised                                                                  1,164                   244
              Other                                                                                 162                     1

                                                                                     ------------------    ------------------
Net cash provided by financing activities                                                         4,641                 1,254

                                                                                     ------------------    ------------------
Net increase (decrease) in cash and cash equivalents                                             (5,894)                2,261
Cash and cash equivalents at beginning of period                                                 11,662                10,910
                                                                                     ------------------    ------------------
Cash and cash equivalents at end of period                                           $            5,768    $           13,171
                                                                                     ==================    ==================

See accompanying Notes to Consolidated Financial Statements

                               SOURCE MEDIA, INC.

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                    COMMON STOCK                            CAPITAL IN
                                             ---------------------------      TREASURY      EXCESS OF     ACCUMULATED
                                                SHARES         AMOUNT          STOCK        PAR VALUE       DEFICIT
                                             ------------   ------------   ------------    ------------   ------------
BALANCE AT DECEMBER 31, 1999                       16,278   $         16   $     (2,647)   $    120,883   $   (187,124)
Issuance of common stock upon exercise of
   stock options                                      109           --             --               837           --
Issuance of stock for employee stock plan            --             --              171            --             --
Stock compensation                                   --             --             --             1,077           --
Net income                                           --             --             --              --           61,607
Preferred stock exchange                              725              1           --             4,398           --
Warrants exercised                                     83           --             --               244           --
Accumulated other comprehensive loss                 --             --             --              --             --
Issuance of common stock for note exchange            674              1           --             3,468           --
Preferred stock dividends                            --             --             --             5,643           --
                                             ------------   ------------   ------------    ------------   ------------
BALANCE AT SEPTEMBER 30, 2000                      17,869   $         18   $     (2,476)   $    136,550   $   (125,517)
                                             ============   ============   ============    ============   ============
                                                                  TOTAL
                                                              STOCKHOLDERS'
                                              COMPREHENSIVE  EQUITY (CAPITAL
                                                   LOSS         DEFICIENCY)
                                               ------------    ------------
BALANCE AT DECEMBER 31, 1999                   $       --      $    (68,872)
Issuance of common stock upon exercise of
   stock options                                       --               837
Issuance of stock for employee stock plan              --               171
Stock compensation                                     --             1,077
Net income                                             --            61,607
Preferred stock exchange                               --             4,399
Warrants exercised                                     --               244
Accumulated other comprehensive loss                (61,799)        (61,799)
Issuance of common stock for note exchange             --             3,469
Preferred stock dividends                              --             5,643
                                               ------------    ------------
BALANCE AT SEPTEMBER 30, 2000                  $    (61,799)   $    (53,224)
                                               ============    ============

See accompanying Notes to Consolidated Financial Statements

                               SOURCE MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Unless the context otherwise requires, all references to the "Company" or "Source Media" include Source Media, Inc. and its wholly-owned operating subsidiaries ("Subsidiaries"), including IT Network, Inc. ("IT Network"), Interactive Channel, Inc. ("Interactive Channel"), and SMI Holdings, Inc., its other operating subsidiary, Interactive Channel Technologies Inc., ("ICTI"), as well as its wholly-owned non-operating subsidiary, Source Nevada, Inc., and SourceSuite LLC ("SourceSuite"), a 50/50 joint venture with Insight Interactive LLC ("Insight"), a subsidiary of Insight Communications Company, Inc.

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries for the periods indicated. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         On March 3, 2000 Source Media and Insight sold their respective interests in a joint venture to Liberate Technologies ("Liberate") in exchange for the issuance of 886,000 shares of common stock of Liberate and $4.4 million of cash to each of Source Media and Insight. Prior to the sale of the joint venture, cash equal to the value (as determined by an independent appraisal) of certain retained businesses, consisting of the interactive programming guide and related content business, was contributed by the joint venture to SourceSuite, of which Source Media and Insight each own 50%. SourceSuite used these funds to purchase the retained businesses from the joint venture, which were comprised of fixed assets with a net book value of approximately $200,000 and certain accrued liabilities, for $1.1 million.

         The following represents the unaudited pro forma results of operations of Source Media as if the joint venture with Insight and subsequent sale to Liberate had occurred on January 1, 1999.

                                          Three Months Ended   Nine Months Ended   Nine Months Ended
                                          September 30, 1999  September 30, 1999   September 30, 2000
                                          ------------------  ------------------   ------------------
Total revenues                                  4,830               15,020               14,349
Operating loss                                 (2,353)             (12,382)              (5,658)
Net income (loss) attributed to
common stockholders                            (5,993)             (24,787)              68,336
Net income (loss) per common share              (0.44)              (1.87)                3.85

2.       Equity Investment in Joint Venture

         The Company recorded its share of results of operations of its original joint venture with Insight up to March 3, 2000 and records its share of operating results of SourceSuite using the equity method in the Consolidated Statement of Operations. The Company owns a 50% interest in SourceSuite, which provides SourceGuide, an interactive programming guide; LocalSource, an interactive television programming service; and is developing other applications for the interactive television industry. SourceSuite is managed by the Company within the terms of the operating agreement and the annual operating plan approved by the management committee. Special actions by SourceSuite require approval of a four-member management committee comprised of two representatives from each of Source Media and Insight. The Operating Agreement of SourceSuite restricts any distribution of equity to members for a period of three years.

3.       Computation of Net Income (Loss) Per Common Share

         The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). Basic net income (loss) per common share is computed by dividing net income (loss) attributed to common stockholders by the weighted average number of common shares outstanding. In computing dilutive net income (loss) per share, options, warrants, and convertible securities are excluded if their effect would be antidilutive.

         The reconciliation between the numerator of Basic and Diluted net income (loss) per common share is as follows:

                                               Three Months Ended                       Nine Months Ended
                                         September 30,      September 30,        September 30,     September 30,
                                         -------------      -------------        -------------     -------------
                                             1999               2000                 1999               2000
                                             ----               ----                 ----               ----
Numerator for both basic and diluted
net income (loss) per share:
  Net income (loss) before extraordinary
    items                                   (8,055)            (5,095)             (29,415)            57,368
  Extraordinary items                          --               1,709                 --                4,239
  Preferred dividend                            (4)             1,763               (1,433)             5,643
                                           --------           --------            ---------           -------
  Income (loss) available to
    common stockholders                     $(8,059)           $(1,623)            $(30,848)           $67,250
                                           ========           ========            =========           =======

         The reconciliation between the denominator of Basic and Diluted net income (loss) per common share is as follows:

                                             Three Months Ended               Nine Months Ended
                                       September 30,    September 30,    September 30,    September 30,
                                       -------------    -------------    -------------    -------------
                                           1999             2000             1999             2000
                                           ----             ----             ----             ----
Denominator for basic net income
(loss) per share - weighted average
shares                                        13,499           17,451           13,285           16,648

Effect of dilutive securities:
  Employee stock options                        --               --               --                141
  Warrants                                      --               --               --                564
                                       -------------    -------------    -------------    -------------
Dilutive potential common shares                --               --               --                705

Denominator for diluted net
   income (loss) per share -
   adjusted weighted average shares
   and assumed conversions                    13,499           17,451           13,285           17,353
                                       =============    =============    =============    =============
Basic:
   Net income (loss) per share
     before extraordinary item         $       (0.60)   $       (0.19)   $       (2.32)   $        3.79
   Extraordinary gain                           --               0.10             --               0.25
                                       -------------    -------------    -------------    -------------
   Net income (loss) attributable to
     common stockholders               $       (0.60)   $       (0.09)   $       (2.32)   $        4.04
                                       =============    =============    =============    =============
Diluted:
   Net income (loss) per share
     before extraordinary item         $       (0.60)   $       (0.19)   $       (2.32)   $        3.63
   Extraordinary gain                           --               0.10              --              0.24
                                       -------------    -------------    -------------    -------------
   Net income (loss) attributable to
     common stockholders               $       (0.60)   $       (0.09)   $       (2.32)   $        3.87
                                       =============    =============    =============    =============

4.       Available for Sale Securities

         Investment in securities available for sale is recorded at market value as of the reporting date. Temporary declines in market value are charged to shareholders' equity. Other than temporary declines in market value, if any, are charged to earnings. The closing price per share of the Liberate common stock at September 29, 2000 was $28.9375 resulting in an aggregate value of $25.6 million. The decline from the previous quarter has been reflected in other comprehensive income and charged to Shareholder's equity. Management does not currently believe the decline in market value of the Liberate common stock to be other than temporary.

5.       New Accounting Pronouncements

     Financial Accounting Statement ("FAS") 133, Accounting for Derivative Instruments and Hedging Activities was issued in June 1998, and amended by FAS 137 and FAS 138 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet adopted or completed its assessment of the implications of this statement. The Company is also considering the effects of the SEC Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101") that is to be effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. If the Company were to change its current revenue recognition methodology in accordance with SAB 101, the Company would expect this change in accounting policy to have a negative impact on fourth quarter revenues, but to have a positive revenue effect for the full year 2000. Net income for the year would decrease due to the impact of the cumulative effect of the accounting change. Additionally, the Company has completed its evaluation of the effects of FASB Interpretation 44, Accounting for Certain Transactions Involving Stock Options ("FIN 44") and believes that the Company is in compliance with FIN 44.

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

         In addition, the Company is aware of certain claims against the Company that have not developed into litigation, or if they have, are dormant, and in any case, if determined adversely to the Company, are not expected to have a material adverse affect on the Company. Further, the Company is involved in routine litigation in the ordinary course of business, none of which, either singly or in the aggregate, if determined adversely to the Company, is expected to have a material adverse effect on the Company's results of operations or its financial condition.

         The Company has employment agreements with five senior executives which expire in 2001 and 2002. The agreements generally provide that the Company will pay a base salary amount and grant stock options to the employees, which vest over a fixed period, typically four years. In the event of a termination without cause, the Company remains obligated to make certain payments as defined in the agreements.

7.       Long-Term Debt

         On October 30, 1997, the Company issued Senior Secured Notes (the "Notes"), in the principal amount of $100 million, which bear interest at the rate of 12% per annum through November 1, 2004. Interest on the Notes is payable semi-annually on May 1 and November 1 of each year commencing on May 1, 1998, to holders of record at the close of business on April 15th or October 15th immediately preceding the interest payment date. The Company placed into an escrow account approximately $22.6 million of the net proceeds from the offering of the Notes, representing funds sufficient, together with interest thereon, to pay the first four interest payments on the Notes. Additionally, $6.0 million from the proceeds received in a transaction with Insight was placed into escrow and used to pay the May 2000 interest payment. The November 2000 interest payment was made from available cash funds.

         The Notes are fully and unconditionally guaranteed, jointly and severally, by all of the Company's Subsidiaries (the "Subsidiary Guarantors"). The guarantees are senior obligations of the Subsidiary Guarantors and are secured by substantially all of the assets of the Subsidiary Guarantors. The guarantees rank pari passu in right of payment with all existing and future senior indebtedness of the Subsidiary Guarantors and rank senior in right of payment to all existing and future subordinated obligations of the Subsidiary Guarantors. The guarantees may be released upon the occurrence of certain events. The guarantee executed by IT Network contains a covenant that restricts payments of dividends on its capital stock to an amount sufficient to cover debt service on the Notes, redemptions or repurchases of the Notes or the Company's Senior PIK Preferred Stock (the "Preferred Stock"), dividends on the Preferred Stock and corporate overhead. The assets of Source Media consist solely of the capital stock of its subsidiaries, investments in Liberate and SourceSuite, and the remaining invested proceeds from the issuance of the Notes and the Preferred Stock and related warrants and Insight Communication Company Inc.'s equity investment. Financial statements for the Subsidiary Guarantors and Source Media, Inc., on an unconsolidated basis, are not presented because management has determined that they would not be material to investors. In conjunction with the formation of SourceSuite, the Company pledged its membership units in SourceSuite as collateral to secure payments on the Notes. On December 13, 1999, $3.8 million of Notes were tendered to the Company and additional cash received in exchange for an exercise of warrants to purchase shares of common stock.

         In June and August of 2000, the Company issued 394,285 and 279,720 shares of common stock with a market value of $5.25 and $5.00 per share, respectively, in exchange for Notes with a carrying value of $4.6 million and $3.1 million, respectively. These transactions resulted in extraordinary gains of $2.5 million and $1.7 million in the quarters ended June 30 and September 30, 2000, respectively. The face value of the remaining Notes was $88.5 million at September 30, 2000.

         Except as described below, the Company may not redeem the Notes prior to November 1, 2001. On or after such date, the Company may redeem the Notes, in whole or in part, at any time, at various redemption prices set forth in the indenture governing the terms of the Notes, together with accrued and unpaid interest, if any, to the date of redemption. The Notes are not subject to any sinking fund requirement. Upon the occurrence of a change in control, the Company will be required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of the repurchase. The indenture contains certain covenants including, but not limited to, limitations on indebtedness, restricted payments, liens, restrictions on distributions from restricted subsidiaries, sales of assets and subsidiary stock, affiliate transactions, issuances of capital stock of restricted subsidiaries and sale/leaseback transactions. As of September 30, 2000, $88.5 million of Notes were outstanding and the dealer quoted value of a Note was $0.37 per dollar face value resulting in an aggregate fair market value of the outstanding Notes of approximately $32.7 million.

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

         During the second and third quarters, the Company entered into a number of agreements whereby it exchanged shares of its common stock for shares of Preferred Stock. In each instance, the exchange ratio was 1.2 common shares for each share of Preferred Stock. The Company issued 537,744 and 187,320 shares of common stock with a market value of $3.5 million and $0.9 million, respectively, in exchange for Preferred Stock with a carrying value of $8.2 million and $3.0 million, respectively. Dividends on preferred shares were deducted from the difference between the carrying value of preferred shares ($4.7 and $2.1 million for the quarters ended June 30 and September 30, respectively) and the market value of the common shares issued to determine the amount to be added back in arriving at net earnings (loss) available to common shareholders.

         At the time of issuance the estimated fair market value of the October 1997 Warrants, which was estimated to be approximately $5.5 million was credited to capital in excess of par value and the Preferred Stock was recorded at a corresponding discount. Additionally, $1.2 million of issuance costs were recorded on the Preferred Stock. The discount and issuance costs on the Preferred Stock are being accreted as additional Preferred Stock dividends using the effective dividend rate method over a ten-year period, resulting in an effective dividend rate of 19.9%. As of September 30, 2000 the dealer-quoted fair market value of the Preferred Stock was approximately $6.72 per share for an aggregate value of the outstanding Preferred Stock of $3.6 million.

         On February 1, May 1, and August 1, 2000, the quarterly dividends due on the Preferred Stock were paid through the issuance of additional Preferred Stock having a liquidation preference of $0.9 million, $0.9 million, and $0.5 million, respectively, with terms identical to those of the Preferred Stock. The estimated fair market value of the stock issued in lieu of a cash payment on February 1, May 1, and August 1, 2000 was approximately $0.4 million, $0.3 million, and $0.1 million, respectively, which were recorded as Preferred Stock dividends.

9.       Stock Based Compensation

         On January 2, 1998, the Company issued stock option grants to its employees which fully vest on January 2, 2004. If certain target stock prices are met, the vesting accelerates. As a portion of the underlying shares for these options had not been authorized by the common stockholders at the date of grant, the portion of unauthorized options were treated as a variable compensation plan through July 28, 1998, when the stockholders authorized the shares. Separately, in the second quarter of 2000, the Company accelerated the vesting and modified the terms of stock options associated with the severance of an employee which resulted in $0.6 million of compensation expense on the new measurement date. The Company has recognized stock compensation income of $0.3 million and expense of $0.2 million in selling, general and administrative expense for the three months ended September 30, 1999 and 2000, respectively. Total expense amounted to $0.9 million and $1.1 million, respectively, for the nine month periods ended September 30, 1999 and 2000.

10.      Equity in SourceSuite Joint Venture

         On November 17, 1999 the Company completed the creation of a joint venture with Insight to conduct the business of its former VirtualModem(TM) and Interactive TV lines of business. The investment in the joint venture was accounted for by the equity method. The Company contributed certain assets of the "VirtualModem(TM)" and "Interactive Channel" products and businesses in exchange for a 50% ownership in the joint venture. Insight contributed $13 million in cash to the joint venture in exchange for a 50% interest. On March 3, 2000, the joint venture conveyed its Interactive TV line of business to SourceSuite and Source Media and Insight each transferred their interests in the joint venture to Liberate in exchange for the issuance to each of Source Media and Insight of 886,000 shares of Liberate common stock and $4.4 million of cash.

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

         The Company records amortization of the assets contributed to the joint venture on its historical basis.

         Summary financial data of SourceSuite at September 30, 2000 is as follows (in thousands):

                  ASSETS:
                       Current Assets ....................................   $ 5,713
                       Property and equipment, net .......................       209
                       Intangible assets, net ............................       752
                                                                             -------
                                                                             $ 6,674
                                                                             =======

                  LIABILITIES AND MEMBERS' EQUITY:
                       Current liabilities ...............................   $ 1,058
                       Members' equity ...................................     5,616
                                                                             -------
                                                                             $ 6,674
                                                                             =======

                  NET LOSS:

                       Net loss from period of inception (March 3, 2000)
                        through September 30, 2000 .......................   $(4,351)
                                                                             =======

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

                                               Three Months Ended          Nine Months Ended
                                                  September 30,              September 30,
                                               1999          2000          1999          2000
                                            ----------    ----------    ----------    ----------
                                                 (In Thousands)              (In Thousands)
Monetary revenues:
         IT Network                         $    4,275    $    4,063    $   13,582    $   12,626
         Interactive TV                           --            --              42          --
                                            ----------    ----------    ----------    ----------
Total monetary revenues                     $    4,275    $    4,063    $   13,624    $   12,626
                                            ==========    ==========    ==========    ==========

Nonmonetary revenues:
         IT Network                         $      555    $      397    $    1,437    $    1,723
         Interactive TV                           --            --            --            --
                                            ----------    ----------    ----------    ----------
Total nonmonetary revenues                  $      555    $      397    $    1,437    $    1,723
                                            ==========    ==========    ==========    ==========

Net revenues:
         IT Network                         $    4,830    $    4,460    $   15,019    $   14,349
         Interactive TV                           --            --              42          --
                                            ----------    ----------    ----------    ----------
Total net revenues                          $    4,830    $    4,460    $   15,061    $   14,349
                                            ==========    ==========    ==========    ==========

Operating loss:
         IT Network                         $   (1,617)   $     (958)   $   (5,372)   $   (3,031)
         Interactive TV                         (2,598)         --          (8,053)         --
         Corporate                                (736)         (619)       (7,011)       (2,627)
                                            ----------    ----------    ----------    ----------
Total operating loss                        $   (4,951)       (1,577)   $  (20,436)   $   (5,658)
                                            ==========    ==========    ==========    ==========

Equity interest in loss of joint venture:
         Interactive TV                     $     --        $  (734)    $     --      $  (3,443)
                                            ==========    ==========    ==========    ==========

                                           December 31, 1999         September 30, 2000
                                           -----------------         ------------------
Identifiable assets:
         IT Network                             $15,474                    $12,626
         Interactive TV                          20,675                       --
         Corporate                               21,867                     44,482
                                                -------                    -------
Total identifiable assets                       $58,016                    $57,108
                                                =======                    =======

Investment in joint venture:
         Interactive TV                         $18,669                    $ 2,766
                                                =======                    =======

12.      Restatement of June 30, 2000 Financial Statements

         The Company has restated its financial statements for the quarter and six months ended June 30, 2000 to reflect a previously reported gain on the extinguishments of debt as an extraordinary item rather than as a change in equity, and to reflect the benefit realized upon the exchange of common shares for shares of Preferred Stock as an increase (decrease) in income (loss) attributable to common shares. These changes increased net income for the quarter and six months ended June 30, 2000 by $7.2 million and increased basic income per share for the quarter and six months by $0.44 and diluted net income per share by $0.44 and $0.42 per share for the quarter and six months, respectively. The restatement had no effect on the Company's cash flows or financial position.

13.      Subsequent Events

         On November 8, 2000, the Company approved the extension of the exercise period of Warrants to purchase the Company's Common Stock. The expiration date of the "Public Warrants," originally issued June 23, 1993 and previously scheduled to expire December 22, 2000, was extended to December 21, 2001.

                                  SOURCESUITE LLC
                                   BALANCE SHEET
                                SEPTEMBER 30, 2000
                              (DOLLARS IN THOUSANDS)
                                    (UNAUDITED)

ASSETS

Current Assets:
   Cash and cash equivalents                                       $    4,871
   Related Party Receivable                                               488
   Prepaid expenses and other current assets                              354
                                                                   ----------
Total current assets                                                    5,713

Property and equipment:
   Computer and production equipment                                      249

   Accumulated depreciation                                                40
                                                                   ----------
Net property and equipment                                                209

Intangible assets:
   Goodwill                                                               858


   Accumulated amortization                                               106
                                                                   ----------
Net intangible assets                                                     752
                                                                   ----------
Total assets                                                       $    6,674
                                                                   ==========

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
   Accounts payable                                                $       18
   Accrued liabilities                                                    567
   Payable to Source Media, Inc.                                          473
                                                                   ----------
Total current liabilities                                               1,058

Members' equity, 1,000,000 units authorized and
   outstanding                                                          9,967

Accumulated deficit                                                    (4,351)
                                                                   ----------
Total Members' Equity                                                   5,616
                                                                   ----------
Total liabilities and members' equity                              $    6,674
                                                                   ==========

See accompanying Notes to Consolidated Financial Statements.

                                SOURCESUITE LLC
                            STATEMENT OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                        THREE MONTHS          PERIOD OF INCEPTION
                                                            ENDED              (MARCH 3, 2000) TO
                                                      SEPTEMBER 30, 2000       SEPTEMBER 30, 2000
                                                      ------------------       ------------------
Revenues                                              $               24       $               24

Operating expenses:
  Selling, general and administrative expenses                     1,553                    4,514
  Amortization of intangible assets                                   43                      106
                                                      ------------------       ------------------
     Total operating expenses                                      1,596                    4,620
                                                      ------------------       ------------------
   Operating loss                                                 (1,572)                  (4,596)

Interest income                                                      104                      245
                                                      ------------------       ------------------
Net loss                                              $           (1,468)      $           (4,351)
                                                      ==================       ==================

See accompanying Notes to Consolidated Financial Statements.

                                 SOURCESUITE LLC
                             STATEMENT OF CASH FLOWS
            PERIOD OF INCEPTION (MARCH 3, 2000) TO SEPTEMBER 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


OPERATING ACTIVITIES
Net Loss                                                                $(4,351)
Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation                                                        27
         Amortization of intangible assets                                  106
Changes in operating assets and liabilities:
         Related party receivable                                           599
         Prepaid expenses and other current assets                         (312)
         Trade accounts payable and accrued liabilities                      84
         Related party payable                                              (66)
                                                                        -------
Net cash used in operating activities                                    (3,913)

INVESTING ACTIVITIES
         Capital expenditures                                               (48)
                                                                        -------
Net cash used in investing activities                                       (48)
                                                                        -------
Net decrease in cash and cash equivalents                                (3,961)
Cash and cash equivalents at beginning of period                          8,832
                                                                        -------
Cash and cash equivalents at end of period                              $ 4,871
                                                                        =======



See accompanying Notes to Consolidated Financial Statements.

                                SOURCESUITE LLC
                          STATEMENT OF MEMBERS' EQUITY
                               SEPTEMBER 30, 2000
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                       MEMBERSHIP       MEMBERS'
                                                          UNITS          EQUITY
                                                      -------------   -------------
Sale of membership units on March 3, 2000                 1,000,000   $       9,967

Net loss                                                       --            (4,351)
                                                      -------------   -------------
September 30, 2000                                        1,000,000   $       5,616
                                                      =============   =============


See accompanying Notes to Consolidated Financial Statements.

                                 SOURCESUITE LLC


                          NOTES TO FINANCIAL STATEMENTS
        PERIOD FROM INCEPTION (MARCH 3, 2000) THROUGH SEPTEMBER 30, 2000

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

         On March 3, 2000, Source Media and Insight sold their respective interests in the joint venture to Liberate Technologies ("Liberate") in exchange for the issuance of 886,000 shares of common stock of Liberate to each of Source Media and Insight and $4.4 million of cash. Prior to the sale of the joint venture, cash equal to the value (as determined by an independent appraisal) of certain retained businesses, consisting of SourceGuide, an interactive programming guide; LocalSource, an interactive television programming service; and related content, was contributed by the joint venture to SourceSuite. SourceSuite used these funds to purchase the retained business from the joint venture, which comprised of fixed assets with a net book value of approximately $200,000 and certain accrued liabilities, for $1.1 million.

         SourceSuite will continue the development of the proprietary software contributed by Source Media and will provide interactive programming services that are enabled on digital, two-way television systems equipped with digital (or advanced analog) set-top boxes to deliver two-way, interactive programming with the touch of a set-top remote or the use of a wireless keyboard.

         Liberate provides SourceSuite, without charge, specific software development services for the Interactive TV products under a programming services agreement. SourceSuite entered into a preferred content provider agreement with Liberate pursuant to which Liberate offers pricing incentives to its customers that use SourceSuite's local content services with the VirtualModem(TM) products.

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

5.       RELATED PARTY TRANSACTIONS

         As part of the joint venture agreement between Source Media and Insight, Source Media manages the day-to-day operations of SourceSuite within the terms of SourceSuite's operating plan. As part of this arrangement, SourceSuite reimburses Source Media for the direct costs of the Interactive TV business and certain overhead costs. These costs have been included in the payable to related parties and are reimbursed to Source Media on a regular basis. Additionally, SourceSuite purchases certain hardware on behalf of Insight. These amounts are billed to Insight and included in related party receivables.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Unless the context otherwise requires, all references to "we", "us" or "our" include Source Media, Inc., its wholly-owned operating subsidiaries ("Subsidiaries"), including IT Network, Inc. ("IT Network"), Interactive Channel, Inc. ("Interactive Channel"), and SMI Holdings, Inc., its other operating subsidiary, Interactive Channel Technologies Inc. ("ICTI"), as well as its wholly-owned non-operating subsidiary, Source Nevada, Inc., and SourceSuite LLC, a 50/50 joint venture with Insight Interactive LLC ("Insight"), a subsidiary of Insight Communications Company, Inc.


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

         Among the factors that could cause actual results to differ materially from our expectations are our high degree of leverage and our ability to service debt, the need for additional financing, that we may not have sufficient collateral to repay our indebtedness in full, the potential for a change of control that would require us to purchase our notes and Preferred Stock, historical and projected losses, access to channels on cable television systems and uncertainty of subscriber acceptance, the uncertainty of a market for interactive television, the availability of programming, the further technical development needed to improve the economics of deploying interactive television to multiple cable systems, a delay in the roll-out of digital set-top boxes, competition within the industry, rapid technological advances that could render our products obsolete or non-competitive, anti-takeover effects of our shareholder rights plan, stock volatility, the market price of our common stock, the market price of our investments, our ability to attract and retain key management personnel, government regulation and other factors discussed from time to time in our Annual Report on Form 10-K and other Securities and Exchange Commission filings.


GENERAL

         The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes which are included elsewhere in this report.

         We provide streaming media content and sell interactive advertising that can be accessed over the telephone and the Internet. We also own a 50% interest in SourceSuite LLC, a joint venture we manage, which provides interactive cable television programming services, including a fully interactive program guide, known as SourceGuide(TM), and an information entertainment service, known as LocalSource(TM). We categorize these operations as our IT Network business and our Interactive TV business.

         We have experienced significant changes in our Interactive TV business since the second quarter of 1999. In November 1999 we contributed this business to a 50/50 joint venture with Insight. Insight contributed $13 million of equity financing to the joint venture and purchased 842,105 shares of our common stock for $12 million ($14.25 per share) and warrants to purchase 4,596,786 additional shares of our common stock at $20 per share. On March 3, 2000, we and Insight Interactive sold our interests in the joint venture to Liberate Technologies ("Liberate") in exchange for the issuance to each of us and Insight Interactive of 886,000 shares of Liberate common stock and $4.4 million of cash. Prior to the completion of the sale, the joint venture transferred to SourceSuite its assets and properties not related to the VirtualModem(TM) products and associated businesses. The interests in the new joint venture were distributed to us and Insight Interactive, so that each became a 50% owner of SourceSuite. Liberate thus acquired all patents and intellectual property related to the VirtualModem(TM) products and businesses and granted SourceSuite an exclusive license to use the patents necessary to its business. SourceSuite's business is interactive television programming and services, including SourceGuide(TM)and LocalSource(TM).


THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         Monetary revenues decreased 5% to $4.1 million for the three months ended September 30, 2000 from $4.3 million for the same period in 1999. The decrease was primarily driven by $0.5 million of decreased advertising sales, $0.1 million of decreased advertiser services revenues and $0.3 million of decreased information services revenue from the same period in the prior year. These decreases were partially offset by $0.7 million of revenue from new products introduced in 2000, including streaming audio sales and Internet advertising.

         Monetary cost of sales decreased 21% to $2.4 million for the three months ended September 30, 2000 from $3.1 million for the same period in 1999, primarily due to $0.5 million of reduced product costs due to discontinued products and decreased sales, $0.2 million of payments in 1999 to customers for unfulfilled sales guarantees and $0.2 million of cost of the

Interactive TV operations transitioned to our joint venture. These decreases were partially offset by increases of $0.2 million of other operational expenses.

         Nonmonetary revenues and nonmonetary cost of sales decreased 28% to $0.4 million for the three months ended September 30, 2000. Nonmonetary sales accounted for 9% of revenues for the three months ended September 30, 2000 compared to 11% of revenues for the same period in 1999.

         Selling, general and administrative expenses decreased 37% to $2.6 million for the three months ended September 30, 2000 from $4.1 million for the same period in 1999. The decrease is primarily due to $1.3 million of cost of the Interactive TV operations transitioned to our joint venture with Insight, a decrease of $0.5 million in professional fees and legal fees, and other operational savings of $0.3 million offset by an increase in non-cash variable compensation expense of $0.6 million.

         Amortization of intangible assets decreased 53% to $0.6 million from $1.2 million for the three months ended September 30, 2000 primarily due to the transfer of patents to our joint venture with Insight in 1999.

         Research and development activities were transferred to our joint venture with Insight in November 1999, resulting in a decrease of $0.8 million in research and development expense compared to the three months ended September 30, 1999.

         Equity interest includes our share of the results of operations of SourceSuite for the three months ended September 30, 2000, recorded using the equity method.

         Interest expense decreased 11% to $2.8 million for the three months ended September 30, 2000 from $3.2 million for the same period in 1999 due to the exchange of approximately $11.5 million of Notes for common stock since December of 1999. This expense is associated with a $100 million debt financing completed by the Company in October 1997 and described in detail in the Notes to Consolidated Financial Statements.

         Interest income increased 63% to $0.2 million for the three months ended September 30, 2000 from $0.1 million for the same period 1999 due to the investment of larger cash balances.

         Extraordinary gain resulted from the gain recorded on the exchange of $3.1 million of Notes for common stock during the third quarter.

         Preferred Stock dividends reflect a benefit of $2.1 million realized on the issuance of common stock in exchange for Preferred Stock, due to the excess of the carrying amount of the Preferred Stock over the fair value of the Company's common stock. This benefit is partially offset by $0.4 million of preferred dividend expense for the three months ended September 30, 2000, as compared to dividend expense of $4 thousand in the same period of 1999. Excluding the benefit, the increase in dividend expense is primarily caused by a lower Preferred Stock price in 1999. The dividends relate to the $20 million Preferred Stock financing completed by the Company in October 1997 and described in detail in the Notes to Consolidated Financial Statements. Dividends are recorded at the fair market value of the shares.



NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         Monetary revenues decreased 7% to $12.6 million for the nine months ended September 30, 2000 from $13.6 million for the same period of 1999. This decrease is primarily due to decreases of $1.4 million in advertising sales, $0.4 million in advertising services, and $0.9 million in information services offset by an increase of $1.7 million in new product revenues including streaming audio sales and Internet advertising.

         Monetary cost of sales decreased 24% to $7.5 million for the nine months ended September 30, 2000 from $9.8 million for the same period in 1999 as a result of 1999 costs of $1.6 million for payment of unfulfilled sales guarantees, $0.7 million of Interactive TV costs transferred to SourceSuite, and a $0.8 million reduction in page costs related to the decreased advertising sales partially offset by increased operational costs of $0.8 million.

         Nonmonetary revenues and nonmonetary cost of sales increased 20% to $1.7 million for the nine months ended September 30, 2000 from $1.4 million for the same period in 1999. Nonmonetary sales accounted for 12% of revenues for the nine months ended September 30, 2000 compared to 10% of revenues for the same period in 1999.

         Selling general and administrative expenses decreased 50% to $9.1 million for the nine months ended September 30, 2000 from $18.2 million for the same period in 1999. The decrease is primarily due to the following: (a) $4.0 million of cost of the Interactive TV operations transitioned to our joint venture with Insight; (b) decreased legal and professional fees of $3.1 million which were incurred in 1999 in connection with a proposed joint venture that were expensed after the termination of the proposed transaction; (c) a savings of $0.4 million in severance expense in 2000; and (d) $1.6 million in cost reductions and other administrative expenses.

         Amortization of intangible assets decreased 53% to $1.7 million from $3.7 million for the nine months ended September 30, 2000 due to the transfer of patents to our joint venture with Insight in 1999.

         Research and development activities were transferred to our joint venture with Insight in November 1999 resulting in a decrease of $2.3 million in research and development expense compared to the nine months ended September 30, 1999.

         Other income includes $75.0 million of gain recorded upon the sale of our interest in the original joint venture with Insight to Liberate in exchange for 886,000 shares of common stock in Liberate and $4.4 million cash.

         Equity interest in losses of joint venture includes our share of the results of operations of SourceSuite and its predecessor joint venture for the nine months ended September 30, 2000, recorded using the equity method. The original joint venture was formed November 17, 1999.

         Interest expense decreased 7% to $8.9 million for the nine months ended September 30, 2000 from $9.6 million in 1999. This decrease is due to the retirement of $11.5 million of Notes for common stock since December of 1999. The interest is associated with a $100 million debt financing completed by the company in October 1997 and described in detail in the Notes to Consolidated Financial Statements.

         Interest income remained consistent at $0.6 million for the nine months ended September 30, 2000.

         Extraordinary gain resulted from the gain recorded on the exchange of $7.7 million of Notes for common stock.

         Preferred Stock dividends reflects a benefit of $6.8 million realized recorded on the issuance of common stock in exchange for Preferred Stock, due to the excess of the carrying amount of the Preferred Stock over the fair value of the Company's common stock. This benefit is partially offset by $1.2 million of dividend expense for the nine months ended September 30, 2000 as compared to dividend expense of $1.4 million for the nine months ended September 30, 1999. The dividend expense relates to the $20 million Preferred Stock financing completed by the Company in October 1997 and described in detail in the Notes to Consolidated Financial Statements. Dividends are recorded at the fair market value of the preferred shares issued as payment-in-kind. Excluding the benefit the decrease is related to exchanges of Preferred Stock for common stock, which took place in the second and third quarters of this year, as well as a decrease in the fair value of the Preferred Stock issued as dividends during the nine months ended September 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have experienced substantial operating losses and net losses as a result of our efforts to develop, deploy and support our IT Network business and to develop, conduct trials and commercially launch our Interactive TV business. As of September 30, 2000, we had an accumulated deficit of $125.5 million and had used cumulative net cash in operations of $109.9 million. The difference at September 30, 2000, between the accumulated deficit and cumulative net cash used in operations since inception was attributable primarily to charges related to financing incentives and extinguishment of debt, variable compensation expense, write-downs of analog set-top boxes and intangible assets, depreciation and amortization and other non-cash expenses.

         We are likely to continue to incur operating losses at least into 2001. Any launch of our television products and services through SourceSuite may require an additional capital contribution which may require us to raise additional capital. On March 3, 2000, we sold our interest in the VirtualModem(TM) business owned by our joint venture with Insight to Liberate for 886,000 shares of Liberate common stock which became freely tradable by us after July 31, 2000. In addition to the Liberate common shares, we received from Liberate $4.4 million as a working capital adjustment which we contributed to SourceSuite. It is expected that this liquidity will provide the necessary funding for expected future capital requirements at least through 2000. The Liberate shares had an aggregate value of approximately $87.4 million, based on the closing price of Liberate common stock of $98.6875 per share on March 3, 2000. Liberate common stock is traded on the Nasdaq Stock Market under the symbol "LBRT". As of November 7, 2000, the closing price per share of the Liberate common stock was $21.0625 resulting in an aggregate value of $18.7 million. Management does not believe the decline in the Liberate stock price is other than temporary as there have been no material adverse changes in Liberate's market position or balance sheet of which management is aware. The decline in the Liberate share price appears to closely follow the general decline of equities and, particularly, the equities of technology companies. Additionally, Source Media believes it has adequate cash on-hand to meet operational requirements throughout the remainder of the year and does not expect to reduce its holding of Liberate stock in 2000.

         Since inception, we have financed our operations primarily with $156.6 million raised from various financing activities, including the incurrence of debt and issuance of our common stock and Preferred Stock. In October 1997, we issued $100.0 million of Notes and $20.0 million of Preferred Stock. On December 19, 1999, $3.75 million of Notes were tendered to the Company and additional cash was received in exchange for an exercise of warrants to purchase shares of common stock. On June 20, 2000 an additional $4.6 million of Notes were exchanged for common stock, and on August 16 and 17, an additional $1.6 million and $1.5 million of Notes were exchanged for common stock, respectively. As of September 30, 2000, the face value of the outstanding balance was $88.5 million. The interest escrow account created pursuant to the indenture governing the Notes has been used to fund the first four interest payments on the Notes. Interest payments from the interest escrow account were made on May 1, 1998, November 1, 1998, May 1, 1999 and November 1, 1999. Additionally, $6.0 million from proceeds received in a transaction with Insight was placed into escrow and used to pay the May 2000 interest payment. On November 1, 2000, we made our interest payment of approximately $5.4 million, which was paid out of current operating balances. Our primary source of liquidity is our cash, which totaled $13.2 million at September 30, 2000 prior to the November interest payment. Additionally, we have an investment of 886,000 shares of Liberate common stock that are now freely tradeable.

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

         Our future capital requirements will depend on many factors, including, but not limited to the following factors, some of which are outside our control:
(i) the operating results of our IT Network business, including local advertisers' willingness to purchase Internet based advertising; (ii) the success and timing of the development, introduction and deployment of the Interactive TV products; (iii) the extent of market acceptance of our products;
(iv) potential
acquisitions or asset purchases; (v) the deployment of digital set-top boxes incorporating technology that we are able to access; (vi) competitive factors; and (vii) changes in the regulatory environment and (viii) general economic conditions.

EFFECT OF INFLATION

         We believe that the effect of inflation has not been material during the three month periods ended September 30, 1999 and 2000, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are exposed to changes in interest rates related primarily to our Notes and Preferred Stock. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At September 30, 2000, we had Notes outstanding having an aggregate principal amount of $88.5 million, due November 1, 2004, which bear interest at a fixed rate of 12% and Preferred Stock outstanding having a liquidation preference of $13.2 million, due November 1, 2007, which has a fixed dividend rate of 13 1/2%. The fair value of the Notes at September 30, 2000 was approximately $32.7 million based upon dealer quoted market price. As of September 30, 2000, the dealer-quoted fair market value of the Preferred Stock was approximately $6.72 per share for an aggregate value of the outstanding Preferred Stock of $3.6 million.

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

         On March 3, 2000, we received 886,000 shares of Liberate common stock in exchange for our interest in our joint venture with Insight. The closing price per share of the Liberate common stock on March 3, 2000 was $98.6875, giving us a total original investment in Liberate common stock of approximately $87.4 million. We face the market risk associated with price fluctuations of the Liberate common stock until such time as we sell or hedge the stock. As of September 30, 2000, the closing price per share of the Liberate common stock was $28.9375 resulting in a total investment balance of $25.6 million. As of November 7, 2000, the closing price was $21.0625, resulting in a total investment of $18.7 million.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         Reference is made to our Annual Report on Form 10-K for the year ended December 31, 1999 and to the Notes to SourceSuite's and our financial statements included in this report for a discussion of certain litigation.

Item 2 - Changes in Securities and Use of Proceeds

         We extended the exercise period of our redeemable common stock purchase warrants, issued in June 1993, to December 22, 2001 from the previously scheduled June 23, 2000 expiration. In addition, our right to call the warrants for redemption may now be exercised if the closing price of our common stock is $13.00 or more for 10 consecutive trading days.

         On August 9, 2000, we issued the following stock options to various employees pursuant to our 1999 Stock Option Plan:

                Number of Shares                           Exercise Price
               Underlying Options                             Per Share
               ------------------                          --------------
                     125,000                                  $ 6.890
                      50,000                                    5.235
                       5,000                                    8.425
                       1,500                                    5.328
                       1,500                                    5.078

         Exemption from registration under the Securities Act of 1933 is claimed for each such issuance of securities in reliance upon the exemption afforded by
Section 4(2) of the Securities Act.

Item 6 - Exhibits and Reports on Form 8-K

         (a)   Exhibits

               10.1 Employment Agreement dated as of September 1, 2000, between the Company and Paul Tigh

               10.2 Employment Agreement dated as of September 20, 2000, between the Company and Philip Howort

               10.3 Employment Agreement dated as of October 17, 2000, between the Company and Derrick Horner

               Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K during the three months ended September 30, 2000.

               None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SOURCE MEDIA, INC.
                                       (Registrant)

  Date:  November 14, 2000             By: /s/ PAUL TIGH
                                          -------------------------------------
                                          Paul Tigh
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial Officer and
                                          Duly Authorized Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                                    DESCRIPTION
-------                                   -----------

10.1 Employment Agreement dated as of September 1, 2000, between the Company and
     Paul Tigh

10.2 Employment Agreement dated as of September 20, 2000, between the Company and Philip Howort

10.3 Employment Agreement dated as of October 17, 2000, between the Company and
     Derrick Horner

27   Financial Data Schedule