Form 10-Q/A
period 2000-06-30
SOURCE MEDIA INC
filed 2000-11-15
CIK 900029

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                 AMENDMENT NO. 1

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

                               SOURCE MEDIA, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000

     The following items of our Quarterly Report on Form-10Q for the fiscal quarter ended June 30, 2000 are hereby amended. Each such item is set forth herein in its entirety, as amended:

PART I.  FINANCIAL INFORMATION

                                                                                    Page Number
                                                                                    -----------

Item 1.  Consolidated Financial Statements of Source Media, Inc.

             Consolidated Balance Sheets of Source Media, Inc. (Unaudited)
             December 31, 1999 and June 30, 2000                                        3-4

             Consolidated Statements of Operations of Source Media, Inc. (Unaudited)
             Three and six months ended June 30, 1999 and 2000                            5

             Consolidated Statements of Cash Flows of Source Media, Inc. (Unaudited)
             Six months ended June 30, 1999 and 2000                                      6

             Consolidated Statements of Stockholder's Equity (Capital Deficiency)
             of Source Media, Inc. (Unaudited) June 30, 2000                              7

             Notes to Consolidated Financial Statements of Source Media,
             Inc. (Unaudited)                                                          8-17

         Financial Statements of SourceSuite LLC

             Balance Sheet of SourceSuite LLC (Unaudited) June 30, 2000                  18

             Statement of Operations of SourceSuite LLC (Unaudited)
             Three months ended June 30, 2000 and Period from Inception
             (March 3, 2000) to June 30, 2000                                            19

             Statement of Cash Flows of SourceSuite LLC (Unaudited)
             Period from Inception (March 3, 2000) to June 30, 2000                      20

             Statement of Members' Equity of SourceSuite LLC (Unaudited)
             June 30, 2000                                                               21

             Notes to Financial Statements of SourceSuite LLC (Unaudited)
             Period from Inception (March 3, 2000) to June 30, 2000                   22-24

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                          25-30

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                31

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
                                                                ========       ========

See accompanying Notes to Consolidated Financial Statements.

                       SOURCE MEDIA, INC.
                   CONSOLIDATED BALANCE SHEETS
    LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
                         (IN THOUSANDS)
                           (UNAUDITED)

                                                                           DECEMBER 31,     JUNE 30,
                                                                               1999           2000
                                                                           ------------    ---------

Current Liabilities:
   Trade accounts payable                                                   $     955      $     613
   Accrued interest                                                             1,991          1,901
   Accrued payroll                                                                591            439
   Other accrued liabilities                                                    3,706          3,495
   Unearned income                                                              1,925          2,032
                                                                            ---------      ---------
Total current liabilities                                                       9,168          8,480

Long-term debt                                                                 96,250         91,650

Minority interests in consolidated subsidiaries                                 3,840          3,840
Note receivable and accrued interest from minority stockholder,
   net of discount of $12 and $0 in 1999 and 2000, respectively                  (837)          (855)
                                                                            ---------      ---------
                                                                                3,003          2,985

Senior redeemable payment-in-kind (PIK) preferred
   stock, $25 dollar per share liquidation preference, $.001 par value, net of discount
   Authorized shares - 1,712; Issued and outstanding
   shares 1,043 and 667 in 1999 and 2000, respectively                         18,467         11,055

Non-participating preferred stock, $25 dollar per share liquidation
   preference, $.001 par value; Authorized and issued - 1 single share             --             --

Stockholders' equity (capital deficiency):
   Common stock, $.001 par value:
      Authorized shares - 50,000; 16,278 and 17,402
      issued and outstanding in 1999 and 2000, respectively                        16             17
   Less treasury stock, at cost - 268 and 250 shares in
      1999 and 2000, respectively                                              (2,647)        (2,476)
   Capital in excess of par value                                             120,883        132,274
   Accumulated other comprehensive income                                          --        (61,467)
   Accumulated deficit                                                       (187,124)      (122,131)

                                                                            ---------      ---------
Total stockholders' equity (capital deficiency)                               (68,872)       (53,783)

                                                                            ---------      ---------
Total liabilities and stockholders' equity (capital deficiency)             $  58,016      $  60,387
                                                                            =========      =========


See accompanying Notes to Consolidated Financial Statements.

                               SOURCE MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                        THREE MONTHS     THREE MONTHS      SIX MONTHS       SIX MONTHS
                                                           ENDED            ENDED            ENDED            ENDED
                                                       JUNE 30, 1999    JUNE 30, 2000    JUNE 30, 1999    JUNE 30, 2000
                                                       -------------    -------------    -------------    -------------
Monetary revenues                                         $  4,406         $  4,587         $  9,349         $  8,563
Nonmonetary revenues                                           473              666              882            1,326
                                                          --------         --------         --------         --------
   Total revenues                                            4,879            5,253           10,231            9,889

Monetary cost of sales                                       4,044            2,717            6,741            5,057
Nonmonetary cost of sales                                      473              666              882            1,326
                                                          --------         --------         --------         --------
   Total cost of sales                                       4,517            3,383            7,623            6,383

                                                          --------         --------         --------         --------
Gross profit                                                   362            1,870            2,608            3,506

Selling, general and administrative expenses                 8,551            2,576           14,101            6,419
Amortization of intangible assets                            1,237              584            2,473            1,168
Research and development expenses                              689               --            1,519               --
                                                          --------         --------         --------         --------
                                                            10,477            3,160           18,093            7,587

                                                          --------         --------         --------         --------
Operating loss                                             (10,115)          (1,290)         (15,485)          (4,081)

Interest expense                                             3,204            2,989            6,413            6,083
Interest income                                               (254)            (217)            (536)            (463)
Equity interest in losses of joint venture                      --            1,126               --            2,709
Gain on sale of interest in joint venture                       --               --               --          (74,977)
Other expense (income)                                          --              237               (2)             104

                                                          --------         --------         --------         --------
Net income (loss) before extraordinary item                (13,065)          (5,425)         (21,360)          62,463

Extraordinary item gain on extinguishment of debt               --            2,530               --            2,530
                                                          --------         --------         --------         --------
Net income (loss)                                          (13,065)          (2,895)         (21,360)          64,993

Preferred stock dividends (difference on conversion
  of preferred stock, net of dividend)                         713           (4,702)           1,429           (3,880)

                                                          --------         --------         --------         --------
Net income (loss) attributable to common stockholders     $(13,778)        $  1,807         $(22,789)        $ 68,873
                                                          ========         ========         ========         ========
Other comprehensive income (loss):
    Unrealized loss on available for sale securities            --          (29,626)               0          (61,467)
                                                          --------         --------         --------         --------
Comprehensive Income                                      $(13,778)        $(27,819)        $(22,789)        $  7,406
                                                          ========         ========         ========         ========
Basic and diluted net loss per common share:

Basic:
Net income (loss) before extraordinary item per
  common share                                            $  (1.03)        $  (0.04)        $  (1.74)        $   4.08
Extraordinary item                                              --             0.15               --             0.16
                                                          --------         --------         --------         --------
Net loss attributable to common stockholders              $  (1.03)        $   0.11         $  (1.74)        $   4.24
                                                          ========         ========         ========         ========

Weighted average basic common shares outstanding:           13,353           16,417           13,093           16,251
                                                          ========         ========         ========         ========

Diluted:
Net income (loss) before extraordinary item per
  common share                                            $  (1.03)        $  (0.04)        $  (1.74)        $   3.86
Extraordinary item                                              --             0.15               --             0.15
                                                          --------         --------         --------         --------
Net loss attributable to common stockholders              $  (1.03)        $   0.11         $  (1.74)        $   4.01
                                                          ========         ========         ========         ========

Weighted average basic common shares outstanding:           13,353           16,417           13,093           17,159
                                                          ========         ========         ========         ========

See accompanying notes to Consolidated Financial Statements

                               SOURCE MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     SIX MONTHS       SIX MONTHS
                                                                        ENDED            ENDED
                                                                    JUNE 30, 1999    JUNE 30, 2000
                                                                    -------------    -------------
OPERATING ACTIVITIES
Net income (loss)                                                     $(21,360)        $ 64,993
Adjustments to reconcile net income (loss) to net cash used in operating activities:
              Depreciation                                               1,361              942
              Amortization of intangible assets                          2,473            1,114
              Deferred Compensation                                      1,208              829
              Non-cash interest expense                                    174              561
              Non-cash interest income                                    (273)            (128)
              Provision for losses on accounts receivable                  250               11
              Gain on sale of joint venture                                 --          (74,977)
              Equity investment in losses of joint venture                  --            2,709
              Extraordinary gain on issuance of common stock in
                exchange for notes                                          --           (2,530)
Changes in operating assets and liabilities:
              Trade accounts receivable                                    630              168
              Related party receivable                                      --              387
              Prepaid expenses and other current assets                    220               12
              Deferred expenses                                              8               35
              Trade accounts payable and accrued liabilities             1,505             (796)
              Accrued interest                                              --              (18)
              Unearned income                                              670              107

                                                                      --------         --------
Net cash used in operating activities                                  (13,134)          (6,581)

INVESTING ACTIVITIES
              Capital expenditures                                        (788)             (59)
              Redemption of investments                                  6,000            5,775
              Redemption of short-term investments                          --            2,500
              Proceeds from sale of joint venture                           --            4,392
              Investment in SourceSuite LLC                                 --           (4,392)

                                                                      --------         --------
Net cash provided by investing activities                                5,212            8,216

FINANCING ACTIVITIES
              Proceeds from issuance of common stock                     4,044            1,009
              Warrants exercised                                            --              244
              Other                                                        155               --

                                                                      --------         --------
Net cash provided by financing activities                                4,199            1,253

                                                                      --------         --------
Net increase (decrease) in cash and cash equivalents                    (3,723)           2,888
Cash and cash equivalents at beginning of period                        11,662           10,910

Cash and cash equivalents at end of period                            $  7,939         $ 13,798
                                                                      ========         ========

See accompanying Notes to Consolidated Financial Statements

                               SOURCE MEDIA, INC.

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                                      TOTAL
                                       COMMON STOCK                    CAPITAL IN                                 STOCKHOLDERS'
                                   ---------------------    TREASURY   EXCESS OF    ACCUMULATED  COMPREHENSIVE   EQUITY (CAPITAL
                                    SHARES       AMOUNT      STOCK     PAR VALUE      DEFICIT        LOSS          DEFICIENCY)
                                   ---------   ---------   ----------  ----------   -----------  -------------   ---------------
BALANCE AT DECEMBER 31, 1999          16,278   $      16   $  (2,647)  $ 120,883     $(187,124)    $      --       $ (68,872)
Issuance of common stock upon
   exercise of stock options             109          --         171         837            --            --           1,008
Stock compensation                        --          --          --         829            --            --             829
Net income                                --          --          --          --        64,993            --          64,993
Preferred stock exchange                 538          --          --       3,531            --            --           3,531
Warrants exercised                        83           1          --         244            --            --             245
Accumulated other comprehensive
   loss                                   --          --          --          --            --       (61,467)        (61,467)
Issuance of common stock for
   note exchange                         394          --          --       2,070            --            --           2,070
Preferred stock dividends                 --          --          --       3,880            --            --           3,880
                                   ---------   ---------   ---------   ---------     ---------     ---------       ---------
BALANCE AT JUNE 30, 2000              17,402   $      17   $  (2,476)  $ 132,274     $(122,131)    $ (61,467)      $ (53,783)
                                   =========   =========   =========   =========     =========     =========       =========

                               SOURCE MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Unless the context otherwise requires, all references to the "Company" or "Source Media" include Source Media, Inc. and its wholly-owned operating subsidiaries ("Subsidiaries"), including IT Network, Inc. ("IT Network"), Interactive Channel, Inc. ("Interactive Channel"), SMI Holdings, Inc. and its other operating subsidiary, Interactive Channel Technologies Inc., ("ICTI"), as well as its wholly-owned non-operating subsidiary Source Nevada, Inc. and SourceSuite LLC ("SourceSuite"), a 50/50 joint venture with Insight Interactive LLC ("Insight"), a subsidiary of Insight Communications Company, Inc.

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

                                          Three Months Ended           Six Months Ended
                                          ------------------    --------------------------------
                                            June 30, 1999       June 30, 1999      June 30, 2000
                                            -------------       -------------      -------------
Total revenues                                  $4,879             $10,189            $9,889
Operating loss                                  (7,360)            (10,030)           (4,081)
Net income (loss) attributed to
 common stockholders                           (11,752)            (18,665)           69,959
Net income (loss) per common share               (0.88)              (1.43)             4.15

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

         The reconciliation between the numerator of Basic and Diluted net income (loss) per common share is as follows:

                                            Three Months Ended                    Six Months Ended
                                    ----------------------------------    --------------------------------
                                    June 30, 1999        June 30, 2000    June 30, 1999      June 30, 2000
                                    -------------        -------------    -------------      -------------
Numerator for basic and diluted
 net income (loss) per share:
Net income (loss) before
 extraordinary items                  (13,065)              (5,425)         (21,360)            62,463
Extraordinary items                        --                2,530               --              2,530
Preferred dividends                       713               (4,702)           1,429             (3,880)
                                    -------------        -------------    -------------      -------------
 Income (loss) available to common
  stockholders                       $(13,778)             $(1,807)        $(22,789)           $68,873
                                    =============        =============    =============      =============

The reconciliation between the denominator of Basic and Diluted net income
(loss) per common share is as follows:


                                                  Three Months Ended                      Six Months Ended
                                          ---------------------------------       --------------------------------
                                          June 30, 1999       June 30, 2000       June 30, 1999      June 30, 2000
                                          -------------       -------------       -------------      -------------
Denominator for basic net income
(loss) per share - weighted average
 shares                                          13,353              16,417              13,093             16,251

Effect of dilutive securities:
  Employee stock options                             --                  --                   --               161
  Warrants                                           --                  --                   --               747
Dilutive potential common shares                 ------              ------              -------            ------
                                                     --                  --                   --               908

Denominator for diluted net
   income (loss) per share -
   adjusted weighted average shares
   and assumed conversions                       13,353              16,417               13,093            17,159
                                                 ======              ======               ======            ======
Basic:
Net income (loss) per share before
   extraordinary  item                           $(1.03)             $(0.04)              $(1.74)            $4.08
Extraordinary gain                                   --                0.15                   --              0.16
                                                 ------              ------               ------            ------
Net income (loss) attributable
   to common stockholders                        $(1.03)             $ 0.11               $(1.74)            $4.24
                                                 ======              ======               ======            ======
Diluted:
Net income (loss) per share before
   extraordinary item                            $(1.03)             $(0.04)              $(1.74)            $3.86
Extraordinary gain                                   --                0.15                   --              0.15
                                                 ------              ------               ------            ------
Net income (loss) attributable
   to common stockholders                        $(1.03)             $ 0.11               $(1.74)            $4.01
                                                 ======              ======               ======            ======

4. Available for Sale Securities

         Investment in securities available for sale are recorded at market value as of the reporting date. Temporary declines in market value are charged to shareholders' equity. Other than temporary declines in market value, if any, are charged to earnings. The closing price per share of the Liberate common stock at June 30, 2000 was $29.31 resulting in an aggregate value of $26.0 million. The decline from the previous quarter has been reflected in other comprehensive income. Management does not believe the decline in market value to be other than temporary.


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

         On June 20, 2000 the Company issued 394,285 shares of common stock with a market value of $5.25 per share in exchange for Notes with a carrying value of $4.6 million. This transaction resulted in an extraordinary gain of $2.5 million. The face value of the remaining notes was $91.65 million at June 30, 2000.



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

         During the second quarter, the Company entered into a number of agreements whereby it exchanged shares of its common stock for shares of Preferred Stock. In each instance the exchange ratio was 1.2 common shares for each share of Preferred Stock. The Company issued 537,744 shares of common stock with a market value of $3.5 million in exchange for Preferred Stock with a carrying value of $8.2 million. Dividends on preferred shares were deducted from the difference between the carrying value of the preferred shares and the market value of the common shares issued to determine the amount ($4.7 million) to be included in arriving at net earnings (loss) available to common shareholders.

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

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

         Unless the context otherwise requires, all references to "we", "us" or "our" include Source Media, Inc., its wholly-owned operating subsidiaries ("Subsidiaries"), including IT Network, Inc. ("IT Network"), Interactive Channel, Inc. ("Interactive Channel"), SMI Holdings, Inc., and its other operating subsidiary Interactive Channel Technologies Inc. ("ICTI"), as well as its wholly-owned non-operating subsidiary Source Nevada, Inc. and SourceSuite LLC, a 50/50 joint venture with Insight Interactive LLC ("Insight"), a subsidiary of Insight Communications Company, Inc.

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

         Extraordinary gain resulted from the gain recorded on the exchange of $4.6 million of Notes for common stock during the second quarter.

         Preferred Stock dividends reflect a benefit of $4.7 million realized on the issuance of common stock in exchange for Preferred Stock, based on the excess of the carrying amount of the Preferred Stock over the fair value of the Company's common stock. This benefit is partially offset by $15 thousand of preferred dividend expense for the three months ended June 30, 2000 as compared to $0.7 million of dividend expense in the same period of 1999. The dividends relate to the $20 million Preferred Stock financing completed by the Company in October 1997 and described in detail in the Notes to Consolidated Financial Statements. Dividends are recorded at the fair market value of the shares. Excluding the benefit, the decrease from prior year is related to a decrease in the number of shares of Preferred Stock outstanding for the three months end June 30, 2000 and a decline in the fair market value of the Preferred Stock which resulted in a lower fair value for the quarterly dividend and the reversal of an estimated accrual from the prior quarter.

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

         Extraordinary gain resulted from the gain recorded on the exchange of $4.6 million of Notes for common stock.

         Preferred Stock dividends reflect a benefit of $4.7 million realized on the issuance of common stock in exchange for Preferred Stock, due to the excess of the carrying amount of the Preferred Stock over the fair value of the Company's common stock. This benefit is partially offset by dividend expense of $0.8 million for the six months ended June 30, 2000 as compared to dividend expense of $1.4 million for the six months ended June 30, 1999. The dividend expense relates to the $20 million Preferred Stock financing completed by the Company in October 1997 and described in detail in the Notes to Consolidated Financial Statements. Dividends are recorded at the fair market value of the shares. Excluding the benefit the decrease is related to exchanges of Preferred Stock for common stock, which took place in the second quarter of this year, as well as a decrease in the fair value of the Preferred Stock issued as dividends during the six months ended June 30, 2000.

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

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits

         Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K during the three months ended June 30, 2000.

         None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


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