Form 10-K
period 2000-12-31
SOURCE MEDIA INC
filed 2001-04-05
CIK 900029

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of Common Stock held by non-affiliates as of March 23, 2001: $4,420,392.

     Number of shares of Common Stock outstanding as of March 23, 2001:
17,681,566.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     LISTED BELOW ARE DOCUMENTS PARTS OF WHICH ARE INCORPORATED HEREIN BY REFERENCE AND THE PART OF THIS REPORT INTO WHICH THE DOCUMENT IS INCORPORATED.

     PROXY STATEMENT FOR THE 2001 ANNUAL MEETING OF STOCKHOLDERS - PART III

================================================================================

                                     PART I

ITEM 1. BUSINESS.

     Unless the context otherwise requires, all references to "we", "us" or "our" include Source Media, Inc., its subsidiaries and SourceSuite LLC ("SourceSuite"), a joint venture with Insight Interactive LLC, a subsidiary of Insight Communications Company, Inc. ("Insight").

GENERAL

     We produce, sell and deliver rich media content across a range of communications platforms including the Internet, digital television, telephone-based voice portal systems, and wireless and wireline telephone networks. We also operate SourceSuite LLC, a 50/50 joint venture between us and Insight Interactive, which provides interactive television programming applications and services, including our SourceGuide(TM) interactive program guide and our LocalSource(TM) interactive programming service. We categorize these operations as our IT Network business and our Interactive TV business, respectively.

     We have experienced significant changes in our Interactive TV business since the beginning of 1999. In November 1999, we contributed this business, including the assets and properties related to the VirtualModem software and associated businesses, to a 50/50 joint venture with Insight Interactive. VirtualModem software is a "middleware" platform, or the software which permits a subscriber to interact with advertisements, programming and other services through a cable set-top box. Insight Interactive contributed $13 million of equity financing to the joint venture and purchased 842,105 shares of our common stock for $12 million. We also issued to Insight Interactive warrants to purchase 4,596,786 additional shares of our common stock at $20 per share. On March 3, 2000, we and Insight Interactive sold the VirtualModem middleware and associated businesses component of the Interactive TV business by selling our interests in the joint venture to Liberate Technologies ("Liberate") in exchange for the issuance to each of us and Insight Interactive of 886,000 shares of Liberate common stock and other consideration. Prior to the completion of that sale, we formed SourceSuite and transferred to SourceSuite the assets and properties not related to VirtualModem. Accordingly, Liberate acquired all patents and technology underlying the VirtualModem software and businesses. Liberate granted us an exclusive, perpetual license to use the patents and technology in connection with SourceGuide. We also retained ownership of the source code for the Interactive TV applications developed as of the date of the transaction with Liberate. As a result, our Interactive TV business became a provider of applications and services other than middleware.

     These transactions are described in more detail below under "Organizational History."

     We are a Delaware corporation formed in 1993. Our principal offices are located at 5400 LBJ Freeway, Dallas, Texas 75240 and our telephone number is
(972) 701-5400.

RECENT DEVELOPMENTS

     On March 29, 2001, we announced that we and our financial advisor, UBS Warburg LLC, had initiated discussions with the holders of our 12% Senior Secured Notes ("Notes") and 13 1/2% Senior PIK Preferred Stock ("Preferred Stock") about forming an informal committee to discuss possible restructuring alternatives. Interest payments under our Notes are due on May 1, 2001 and November 1, 2001 of approximately $5.3 million each. In the event that we are unable to complete a restructuring or alternative financing, our only source of additional funds to make the interest payments will be from operations. As of December 31, 2000, we had $7.8 million in cash and cash equivalents available, along with our shares of Liberate common stock, which had a value on that date of $12.1 million. As of March 23, 2001, our shares of Liberate common stock had a value of $7.0 million.

INTERACTIVE TV

     Our aim is to become the leading provider of interactive local information and entertainment applications and services to the interactive television industry. Interactive television, or Interactive TV, generally refers to the applications and services that allow television viewers to interact with advertisements, programs or other content through their television sets, usually by using a conventional television remote control, or a keyboard for applications that require more user input such as e-mail. Under our management, SourceSuite develops and delivers Interactive TV applications and services, including our SourceGuide(TM) interactive program guide and our LocalSource(TM) interactive programming service to cable system and other platform operators.

     We believe that our applications and services are well positioned to capture emerging revenue opportunities in interactive television. We believe revenue opportunities are currently developing in the form of subscription fees derived from cable and other platform operators and, to a lesser extent, transaction fees from commercial advertisers and television commerce or "t-commerce" merchants. In particular, cable and other platform operators currently pay us subscription fees for our Interactive TV applications and services. We are designing our applications and services to make page space available for targeted banner advertising and other promotions.

     The strategic focus of our Interactive TV business is to provide compelling value for television viewers, cable and other platform operators, commercial advertisers and t-commerce merchants. We believe our Interactive TV applications and services provide subscribers with a television experience that is enhanced with interactivity, enriched with information and designed to be easy to use. We believe our applications and services can provide cable and other platform operators with the ability to offer interactivity to their subscribers, increase subscriber loyalty and capture incremental revenue streams from shared advertising and online transaction fees with a smaller investment compared to competitive product offerings. Further, we are designing our applications and services to augment the value of commercial advertisements placed in them by enabling advertisers to target and measure the effectiveness of their advertising. For example, we believe that through our continuing development efforts, our interactive local information and entertainment programming service will provide a robust forum for local commercial advertisers and t-commerce merchants to reach their target audiences.

Applications and Services

     Our Interactive TV applications and services include:

SourceGuide. Our SourceGuide(TM) interactive program guide provides viewers with a navigational tool for television program listings. The program guide presents information related to particular programming in an interactive menu-driven format. By allowing viewers to access program guide screens and to search by channel or time of program schedules, SourceGuide enables viewers to navigate and tune to broadcast and cable channels. In particular, SourceGuide provides the following features:

     o Friendly screen format: SourceGuide displays programming by channel and/or time and allows 8 program listings per screen. In addition, with the press of a button on the remote control, viewers can read detailed program information and descriptions.

     o Program Sorting: SourceGuide displays program titles, times and other information by themes, including movies, sports, and music, allowing viewers to quickly find the programming they desire.

     o Information Bar: SourceGuide includes an on-screen information bar that allows viewers to navigate the program guide while watching television programming.

     o Other Interactive Features: SourceGuide also includes other interactive features:

          o Parental Control: This feature allows parents to activate a "parental control" block in order to prevent children from watching programming considered inappropriate by a parent;

          o Program Favorites: This feature allows viewers to select and more quickly access their favorite channels and programming with the press of a button; and

          o Reminders: This feature allows viewers to set on-screen reminders to notify them when a desired program is starting on a particular channel.

LocalSource. Our LocalSource(TM) interactive programming service is designed to provide information and entertainment content specific to a local area and useful to the subscriber. LocalSource also provides a platform for interaction between customers, advertisers, sponsors, merchants and direct marketers. LocalSource programming features three basic categories:

     o Local News, Weather and Sports and More: Recent local news, weather and sports are available as well as horoscopes and soap opera digests. Interactive navigation leads the viewer to regional, national and world news as well. Local business activity plus the market summary and quotes from the NYSE, NASDAQ, bond and international markets are also available to LocalSource viewers.

     o Local Community Information: This service provides both local and national information and web-links to businesses and lottery results and other topics of local community interest. This service also provides information on other local topics such as schools, religion, town hall and transportation.

     o Local Entertainment Guides: This service is a source for current local community information such as menus and guides for local restaurants, cinema listings and community events.

     o Other Interactive Features: From time to time, we may develop and introduce additional interactive features into LocalSource. For example, LocalSource currently includes interactive programming for children in our KidZone category. We have also developed interactive games, including, a graphics-based version of the BlackJack card game.

Technology

     SourceGuide and LocalSource currently operate in connection with the Liberate Compact TV software platform which is based on the VirtualModem patents and technology. VirtualModem is patented server-based technology platform originally developed by our subsidiary, Interactive Channel Technologies, Inc., and sold to Liberate in March 2000. A server-based technology enables the real-time, two-way transfer of application data from a central server to a client software application that resides in a device such as a cable set-top box, referred to as a "client." The Liberate Compact TV platform is often referred to as "middleware," or the client and server software upon which interactive television applications operate in cable set-top boxes. Middleware, together with the basic operating system software inside a cable set-top box, enables subscribers to interact with advertisements, programs and other content through the set-top box.

     SourceGuide and LocalSource currently require three basic components: a server located at the headend of the cable operator's system, a digital or advanced analog cable set-top box with an installed Liberate middleware platform, and a remote control. SourceGuide and LocalSource currently function only on the Motorola DCT2000 digital cable set-top boxes. In a typical system, Liberate provides and maintains the server located at the headend of the cable operator's system. The cable operator provides the cable set-top box and the remote control for subscribers. We work together with Liberate and the customer to support the integration of our applications and services with the components, software and services not provided by us.

     Liberate Programming Services

     In connection with our sale of the VirtualModem technology to Liberate, we entered into a programming services agreement, pursuant to which Liberate assists us, on a work-for-hire basis, in the development of our Interactive TV applications and services. Under this agreement Liberate also granted us an exclusive, perpetual license to use the patents and technology in connection with SourceGuide and a non-exclusive, perpetual license to use the patents and technology in connection with LocalSource and all other Interactive TV applications and services other than SourceGuide. Further, Liberate agreed to assist us, without charge, in the development of the technology that implements the functionality of SourceGuide. Liberate also agreed, at no cost to us, to continue the development of specific features of the VirtualModem technology to support our Interactive TV applications and services. Liberate is expected to deliver to us specific software components and technology related to SourceGuide in the first half of 2001.

Distribution

     In order to offer Interactive TV applications and services in a particular market, we must negotiate a programming services agreement with the incumbent cable television or other system operator serving the market. These agreements authorize the system operator to distribute and promote our Interactive TV applications and services to their subscribers and often contain terms and conditions regarding software licensing, pricing, revenue sharing and joint marketing arrangements. In particular, our programming services agreements typically provide for system operators to pay us a per-subscriber fee for the right to license and distribute our Interactive TV applications and services to their subscribers.

     We have programming services arrangements with the following cable television system operators to distribute our Interactive TV applications and services.

          Insight Communications Company, Inc. We currently have a letter of intent with Insight Communications Company, Inc., the eighth largest cable television system operator in the United States based on customers served. Pursuant to the terms of this arrangement, Insight Communications began introducing our interactive programming services to its subscribers in the second quarter of 1999. Since September 2000, Insight Communications has paid us a fee based on the number of subscribers receiving our Interactive TV applications and services. We agreed to share with Insight Communications a percentage of advertising and other revenues from Interactive TV generated through Insight Communications' cable systems. As of year-end, 100,000 digital subscribers in Insight Communications' cable systems in four states were using SourceGuide, and local interactive programming portal, LocalSource. We are taking steps to enter into a programming services agreement to replace our letter of intent with Insight and intend to enter into an agreement in the first half of 2001.

          Cablevision Systems Corporation. We currently have a programming services agreement with Cablevision Systems Corporation. Cablevision is one of the leading entertainment, media and telecommunications companies and currently operates Rainbow Media Holdings, Inc., Madison Square Garden and New York's famed Radio City Music Hall. Our agreement with Cablevision makes SourceGuide available to subscribers in Cablevision's Boston, Massachusetts system. We believe Cablevision is near completion in the process of transferring the assets and properties of its Boston, Massachusetts system to AT&T Corporation. As a result, we expect our programming services agreement to be transferred to AT&T Corporation and to continue on the same terms.

     We also have programming services agreements with companies that compete with cable television system operators and provide voice, video and data communications and television services across high-speed broadband connections. These companies are often referred to as "overbuilders" because they are building cable network infrastructure in markets that already have incumbent cable system operators. We have programming services agreements with the following overbuilders:

          Everest Communications Inc. Everest Connections Corporation is a part of Everest Global Technologies Group, LLC and is affiliated with GLA Network Technologies, a privately held St. Louis-based telecommunications consultant and network engineering firm, and Utilicorp, a Kansas City utility corporation. Our agreement with Everest makes SourceGuide and LocalSource available to Everest's customers in the Kansas City metro area.

          Grande Communications Inc. Grande Communications, Inc. is currently building a deep fiber broadband network to homes and businesses. The company plans to deliver high-speed Internet access, local and long distance phone and cable television entertainment services over its own broadband network to communities in Texas. Grande's service area is expected to include the Houston metro area, the Austin metro area, San Marcos, New Braunfels and San Antonio. Our agreement with Grande is expected to make SourceGuide and LocalSource available to Grande's customers in the Austin metro area as well as San Marcos, New Braunfels, and San Antonio in the first half of 2001.

          WideOpenWest Networks LLC. WideOpenWest Networks LLC is building fiber optic networks that offer high-speed connections to the Internet, digital cable television and broadband telephone services in several Western markets. Our agreement with WideOpenWest is expected to make SourceGuide and LocalSource available to WideOpenWest customers in the Denver metropolitan area in early 2001.

     We also have explored relationships with specific technology partners to gain distribution for our Interactive TV applications and services, including the following:

          Liberate Technologies. Liberate is a leading provider of a middleware platform for delivering Internet-enhanced content and applications to information appliances, such as cable television set-top boxes, game consoles, smart phones and personal digital assistants. Its software allows network operators, such as telecommunications companies, cable and satellite television operators, Internet service providers and information appliance manufacturers to provide consumers access to Internet-based applications and services.

          We are a "preferred content provider" to Liberate under a preferred content provider agreement. This agreement requires Liberate to use commercially reasonable efforts to introduce us to Liberate's cable operator customers and to jointly offer proposals to customers interested in deploying products that use VirtualModem technology. Liberate also has agreed to offer a special marketing incentive credit, in the form of a discount from Liberate's standard prices, to cable operators that use VirtualModem products and also agree to use our Interactive TV applications and services. Liberate has agreed not to give the same special marketing incentive credit to its cable system operators that use applications and services competitive with ours. In addition, where a cable system operator has received a special marketing incentive credit from Liberate for using our Interactive TV applications and service, we will pay Liberate, for a period of four years, a percentage of any per-subscriber carriage fee paid by that customer to us approximately equal to the percentage of the price discount offered by Liberate as a special marketing incentive credit.

     From time to time we may also pursue relationships and enter into discussions with third-party advisors or promoters to gain distribution for our Interactive TV applications and services. These relationships typically are limited to success with specific customers and, among other things, may require us to pay commissions or issue warrants exercisable for shares of our common stock.

Competition

     Interactive television generally refers to services that allow the viewer to interact with advertisements, programs or other content through the television set, usually by using a conventional television remote control, or a keyboard for applications that require more user input such as e-mail. The revenue sources for interactive television are primarily subscription fees, advertising and television commerce, or "t-commerce." The interactive television industry has continued to experience rapid technological change and competitive developments. Many new competitors have appeared which offer a variety of applications, services and technologies. Some of these applications and services compete directly with ours while others have qualities that we believe are complementary to our applications and services.

     Interactive television can be broken down into three general service categories: enhanced television services, Internet over television, and personalized television. Enhanced television services, which include interactive program guides, generally allow viewers to scan programming and obtain more information and request products or information to be sent to their homes. Internet over television services enable viewers to browse and interact with Internet content through their television. Personalized television allows viewers to "personalize" their viewing experience. Two examples of personalized television are video-on-demand ("VOD") and personal video recording ("PVR"). VOD allows television viewers to order specific programs when they want them and PVR lets viewers pause, rewind, and replay television programming, as well as record programs.

     SourceGuide competes with other interactive program guides and enhanced television services, as well as information regarding TV program listings and descriptions available on- and off-line. The largest interactive program guide provider is Gemstar - TV Guide International, or Gemstar, which provides a patented interactive program guide. Gemstar recently announced a 10-year agreement with Charter Communications, Inc. to deploy its program guide to Charter's cable subscribers and a 20-year deal with Comcast Corporation. In addition, DIVA Systems Corporation offers a program guide. Program schedule information and descriptions are also available through newspapers and other sources. For example, Gemstar also distributes TV Guide magazine to a large number of households and newsstands and provides customized monthly program guides for cable and satellite operators. We believe that because SourceGuide uses a server-based technology, SourceGuide offers system operators a more dynamic way to transfer content and other data to viewers than program guide applications that rely on non-server-based technology, including the Gemstar program guide. We also believe that SourceGuide offers a more convenient method of satisfying viewer demand for program information than other on and off-line providers because it is always available, continually refreshed and interactive.

     SourceGuide also faces competition from program guide technology supported by a consortium of large cable system operators known as the TV Gateway. TV Gateway, which includes Adelphia Communications Corp., Charter Communications Inc., Comcast Corporation, Cox Communications Inc. and WorldGate Communications as partners, has announced plans to deploy an interactive program guide using technology developed by WorldGate Communications. We believe the threat posed by the TV Gateway consortium may be mitigated by Gemstar's recently announced agreements with Charter Communications, Inc. and Comcast Corporation to deploy the Gemstar program guide in the cable systems of those operators. Further, we and Liberate have been involved in patent litigation with WorldGate regarding WorldGate's interactive TV services. We believe that our exclusive rights to a robust patent portfolio for server-based interactive program guide technology will continue to provide us with a distinct competitive advantage as competition increases for interactive program guide applications.

     In the interactive television arena, LocalSource competes with local information offerings from eLocal Network and Cablesoft Corporation, which was recently acquired by OpenTV. Other national competitors in the local information arena include AOL Time Warner's DigitalCity.com, Ticketmaster's CitySearch.com, and RealCities.com, which is maintained by KnightRider.com, as well as Comcast Corporation's In Your Town(TM), all of which are distributed on the World Wide Web and are not designed expressly for interactive television. WorldGate Communications also provides local information as part of its Internet on TV service. In addition, there are numerous regional and metropolitan-specific Internet sites that provide local news and information.

IT NETWORK

     Our IT Network business focuses on the production, sale and delivery of rich media content, such as audio and text programming, across a range of communications platforms including the Internet, digital television, telephone-based voice portals, and wireless and wireline telephone networks. Rich media content generally refers to information and entertainment content that can be transferred and displayed or heard via the Internet and other current and emerging communication devices. Streaming media, which refers to the simultaneous transfer and display of the sound and images on the World Wide Web, has become an increasingly popular form of rich media content. A user can listen to and watch streaming media while it is being transmitted from the World Wide Web to their Internet browser, instead of waiting minutes or hours for it to be fully downloaded.

     Prior to December 31, 2000, our IT Network business also was engaged in the provision of interactive advertising services to commercial advertisers through yellow page telephone books. Generally, our IT Network interactive advertising services were promoted by advertisements in a web site operated by us and by print advertisements in yellow page telephone books distributed by our yellow pages publisher partners. The print advertising directed consumers to interactive information services that could be accessed over the telephone and via the Internet. For example, telephone users could navigate to specific topics by entering a four-digit code and often connect directly to an advertiser at the push of a button. In the agreements with our publisher partners, we typically purchased advertising inventory and retained the related advertising revenue or sold advertising. We also entered into revenue sharing arrangements with yellow page publisher. Under these agreements our revenue share depended on the level of advertiser management, system management and information content services provided to the yellow pages publisher partner and the amount charged for services. We discontinued our front-of-book yellow page advertising services as of December 31, 2000, subject to fulfilling our obligations to our commercial advertisers with respect to the current circulation of yellow pages telephone books. As a result, our IT Network business now focuses on the production, sale and delivery of rich media content. For the year ended December 31, 2000, front-of-book yellow page advertising comprised 45% of our consolidated monetary revenues.

     Our emphasis on the production, sale and delivery of rich media content reflects our aim of becoming a leading provider of private label rich media content across all communications platforms. We believe demand for rich media content, including our private-label rich media content, is growing and that the market has experienced the following developments:

          o An increasing desire among platform operators to control the brand experience. We believe private label content gives platform operators the opportunity to offer news, weather, sports, finance, entertainment and other compelling rich media content under their own brand, rather than diluting or fragmenting their brand by using content from multiple branded content providers.

          o The emerging desire for platform operators to offer their end-users access anywhere, anytime, from any device. We believe platform operators are broadening their networks to generate greater user loyalty. For example, America Online which is well known for its Internet portal service has also developed services for several other platforms including, AOL TV, an interactive TV service, and an AOL Voice Portal, which provides rich media to users through wireless devices.

          o The increasing success of Application Service Providers (ASP's). Application service providers generally are providers of vertical services, including content, to businesses. We believe ASPs are seeking to leverage relationships with content providers to provide turnkey solutions for platform operators. We believe this model has been particularly effective in the wireless and telephone-based voice portal platforms, where our IT Network business is aggressively seeking to leverage relationships with successful ASP's.

Products and Services

     Rich Media Content. We offer a variety of audio and text reports for delivery across all platforms each day. Our programming typically is provided without our brand name so it appears to originate from our customers' web sites or other platforms and can be incorporated into a branded content offering by our customers. Our programming comprises a variety of dynamic programs that are frequently updated and other consumer information resources that updated less often. Dynamic programming includes news, weather, sports, financial, horoscopes, soap opera updates, lottery results and other entertainment features, which are updated as appropriate. Our consumer information resources provide local consumers with general information on a wide array of topics that include health, law, finance and home repair. We currently categorize our programming by 17 content channels: News, Sports, Financial, Entertainment, Canadian, Text, Health, Legal, Auto, Lifestyle, Outdoor Recreation, Home, Technology, Women's, Spanish-Language, Employment, and Personal Finance. We may also agree to produce custom content channels at the request of our customers.

     Audiotex. We are the largest producer of interactive audiotex content for newspaper publishers. Audiotex generally refers to information in audio format related to articles or other text in a print publication that can be heard in audio format via telephone. We produce a variety of audio reports each day, which are transmitted via satellite to our newspaper publisher customers. Our newspaper publisher customers offer our audio reports to their readers via telephone often with no charge to callers. We typically provide audio reports to newspaper publishers for a license and distribution fee. The fee is determined by the amount and type of content purchased, the size of the market and the circulation of the newspaper.

     Other Services. We provide other services including advertiser management and system management. The advertiser management service provides advertising clients with call statistics and updates for their voice information advertisements on a regular basis. The systems management service provides technical support and maintenance of voice information systems for many of our publisher partners.

Distribution

     We distribute our programming primarily through the Internet, digital television, telephone-based voice portal systems, and wireless and wireline telephone networks in accordance with separate agreements with each of our customers. The agreements typically provide for an annual fee based upon the number of end-users to which our programming is made available.

     We have also explored non-exclusive relationships with resellers and other third-party agents to market and solicit customers for our rich media content. For example, we have an agreement with a Japan-based representative and distribution agent to promote our audio and text programming to wireless carriers in Japan for a commission. Under this agreement we provide our audio and text programming to the distribution agent who is then solely responsible for transmission of the content to the customer. Our distribution agent also is responsible for the collection of revenue from the customer and payment to us.

Technology

     News, sports, financial, entertainment, other content and advertiser messages are edited and produced in our production studios. Copywriters prepare written scripts from information obtained under contract from various newsgathering and other services. The written scripts are then used to produce professional voice recordings often with mixed background music. Finished audio recordings are encoded in various formats, including RealPlayer(TM) and Windows Media(TM). We deliver our programming to our customers primarily by Internet and through our connection to a digital satellite network. In particular, we may deliver programming to our customers by the following methods:

          o Internet: When we distribute our programming to our Internet customers, we typically provide a link to one of our web servers where our programming resides and is regularly updated. Our Internet customers use streaming media technology to enable their end-users to retrieve and play our audio programming. Streaming media technology includes various Internet browser "plug-in" software applications that enable end-users to view rich media encoded in specific formats.

          o Digital Television: SourceSuite is currently our only digital television customer. SourceSuite typically receives our programming via an Internet server. In particular, SourceSuite stores files containing our programming and helps enable cable subscribers to access and play our audio programming through the television in connection with our Interactive TV applications and services.

          o Voice Portals: We typically transmit our programming via file transfer protocol, or FTP, to our voice portal customers' FTP servers. Our voice portal customers store files containing our programming and use voice-activated telephone systems to enable their end-users to retrieve and play our audio programming via the telephone.

          o Telephone Networks: Our wireless and other telephone customers typically receive our programming via file transfer protocol to their FTP servers. Our wireless and wireline customers store files containing our programming and enable their end-users to hear our audio programming via their telephone, or view a text version of our audio programming on browser-enabled phones, by entering codes associated with each content category.

          o Audiotex: Our newspaper publisher customers using our audiotex services typically receive our audiotex services through satellite distribution network delivery. In particular, our finished audio programs are transmitted to the local voice information systems of our audiotex customers through satellite distribution. Our audiotex customers designate a telephone number and code for readers to dial in order to access additional information associated with articles in their newspapers. Multiple telephone lines are connected to each local voice information system to process local incoming calls without charge to callers.

Competition

     The market for the production, sale and delivery of rich media is becoming increasingly more competitive. In particular, there are several companies that currently produce or have the capability of producing streaming media content. Many of these companies have greater resources than us and have well-known brand names associated with their content. Generally, however, we believe rich media customers will have a combination of branded and private label content on their platforms. We believe that the provision of branded content may involve a higher cost structure than the provision of unbranded content, which may give us a competitive advantage in the market. For example, we generally make our content available for distribution upon payment of a license fee by our customers. In contrast, we believe many providers of branded content pay substantial fees to platform operators for distribution of their content.

EMPLOYEES

     As of March 23, 2001, we had a total of 141 full and part-time employees. None of our employees is subject to a collective bargaining agreement. We have experienced no work stoppages, and we believe that we have good relations with our employees.

REGULATORY MATTERS

     The telecommunications and cable television industries are subject to extensive regulation by federal, state and local government agencies. Existing regulations were substantially affected by the passage of the Telecommunications Act of 1996. This legislation was implemented in administrative proceedings conducted by the Federal Communications Commission and state regulatory agencies. Most current regulatory and legislative activity addresses how cable television companies may enter new lines of business, the manner in which they can participate in new lines of business and the rates they can charge consumers. For example, cable television companies are now permitted to provide telephone service. The federal and state administrative proceedings may also affect the nature and extent of competition that will be encountered by us.

     Although there are currently few laws and regulations directly applicable to the Internet, it is likely that new laws and regulations will be adopted in the United States and elsewhere covering issues such as music licensing, broadcast license fees, copyrights, privacy, pricing, sales taxes and characteristics and quality of Internet services. There are many laws, regulations and policies, both existing and proposed, at all levels of government that may impact, in varying degrees, the manner in which we market and deliver our applications and services. It is possible that governments will enact legislation that may be applicable to our operations in areas such as content, network security, encryption and the use of key escrow, data and privacy protection, electronic authentication or "digital" signatures, illegal and harmful content, access charges and retransmission activities. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, content, taxation, defamation and personal privacy is uncertain. The majority of such laws was adopted before the widespread use and commercialization of the Internet and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Neither the outcome of new legislative proposals, nor their impact on the online information and services industry in general, or on us in particular, can be predicted at this time. Any such new legislation or regulation or governmental enforcement of existing regulations may limit the growth of the Internet and our other markets, increase our cost of doing business or increase our legal exposure, which could have a material adverse effect on our business, financial condition and results of operations.

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

We May Not Be Able to Generate Enough Cash to Service Our Debt and We May be Required to Refinance All or a Portion of These Obligations, Sell Some of Our Assets or Take Other Steps to Recapitalize or Reorganize Our Businesses and Assets.

     Our ability to meet our payment obligations with respect to our Notes and our other indebtedness will depend on our ability to generate substantial cash flow in the future. Accordingly, we cannot assure you that our business will generate sufficient cash flow to service our debt.

     If we are unable to generate sufficient cash flow from operations, or otherwise satisfy our obligations on our Notes and other indebtedness, we may be required to refinance all or a portion of these obligations, sell some of our assets or take other steps to recapitalize or reorganize our assets. We expect that any payment of the principal on any of our Notes or other indebtedness may have to be refinanced, including the possibility that this financing may occur by selling some of our assets. However, the indenture governing the Notes restricts our ability to incur additional indebtedness and to sell assets. Additionally, we may not be able to refinance, sell assets or recapitalize or reorganize our businesses and assets on acceptable terms or at an appropriate time. On March 3, 2000, we received 886,000 shares of Liberate common stock with a fair market value of approximately $87.4 million, based on the closing price of Liberate common stock on that of $98.6875 per share. As of March 23, 2001, the value of Liberate common stock held by us was approximately $7.0 million based on a closing price of Liberate common stock of $7.875 per share. Accordingly, we cannot assure you that the value received from the sale of the

Liberate common stock held by us could enable us to meet interest payments for the remaining life of the Notes. Due to significant fluctuations in the fair market value of the Liberate stock, there can be no assurances that we will have sufficient funds in order to pay our interest payments due on our Notes on May 1, 2001 and November 1, 2001, of approximately $5.3 million each. Any steps taken to refinance, recapitalize or reorganize our assets and liabilities could have a material adverse effect on our business and could involve significant dilution to our existing shareholders.

Our Auditors Have Informed Us That They Believe There is a Substantial Doubt About Our Ability to Continue as a Going Concern

     Ernst & Young, our independent auditors have included in their opinion a reference to a substantial doubt about our ability to continue as a going concern. We have reported both an operating loss and a net loss each year since our inception, including an operating loss of $12.7 million and a net loss attributable to common stockholders of $19.8 million for the year ended December 31, 2000. We also may be required to provide additional funding for SourceSuite's operations in 2001. Additionally, we have interest payments on our Notes of approximately $5.3 million each due on May 1 and November 1, 2001.

     Our available sources of cash during the next fiscal year will be derived from operations. In recent months, in an effort to reduce costs, we have taken necessary steps to restructure our business which include discontinuing front-of-book advertising services, exiting low margin products and instituting staff reductions and cost control measures. At December 31, 2000, we had $7.8 million of cash available, along with our Liberate stock valued at $12.1 million as of that date. Additionally, we have engaged UBS Warburg LLC as our financial advisor to help us evaluate strategic alternatives, especially related to our debt requirements. At this time, we cannot state with any degree of certainty whether additional financing will be available to us and, if available, that the source of financing would be available on terms and conditions acceptable to us. Any potential sources of additional financing may be subject to business and economic conditions outside our control. Our accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty. While we are currently working with UBS Warburg LLC to evaluate strategic alternatives, there can be no assurances that we will be able to make the necessary changes in order to continue as a going concern.

We May Not be Able to Obtain Additional Financing Required to Repay or Otherwise Retire Our Notes and to Redeem Our Preferred Stock.

     We will require additional financing to repay or otherwise retire our Notes and to redeem our Preferred Stock. The Notes mature November 1, 2004 and the Preferred Stock must be redeemed on November 1, 2007. We cannot be certain that any additional financing required will be available at the time or times needed, or available on terms acceptable to us. In addition, any additional financing may involve significant dilution to our existing shareholders.

We Could Have Insufficient Collateral to Repay Our Notes Upon an Event of
Default

     In an event of default under the indenture governing the Notes occurs, the collateral may not be sufficient to repay our Notes in full. Although the collateral consists of substantially all of our assets, most of the assets consist of cash, investments, goodwill, other intangibles and accounts receivable. As of December 31, 2000, the tangible assets (excluding cash, investments, receivables and other current assets) included in the collateral had a net book value of approximately $1.3 million, and consisted primarily of computer and other equipment.

On March 3, 2000, we received 886,000 shares of Liberate common stock with a fair market value of approximately $87.4 million, based on the closing price of Liberate common stock on that date of $98.6875 per share. At December 31, 2000, the fair market value of this stock was approximately $12.1 million. As of March 23, 2001, the value of Liberate common stock was approximately $7.0 million.

Our High Degree of Leverage Could Have Certain Negative Consequences on Our Operations and Financial Condition

     We are highly leveraged and substantially all of our assets are subject to security interests securing our Notes. As of December 31, 2000, we had outstanding approximately $88.5 million principal amount of Notes and shares of Preferred Stock with a stated value of $8.6 million and a liquidation value of $13.7 million due in 2007.

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

We Have a History of Operating and Net Losses and May Not Achieve Profitability in the Future

     We have reported both an operating loss and a net loss in each year since our inception, including an operating loss of $12.7 million and a net loss attributable to common stockholders of $19.8 million in the year ended December 31, 2000. We expect to incur operating losses at least through 2001, and may incur operating losses thereafter.

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

The Loss of Our Largest Customer of Our Interactive TV Applications and Services Could Adversely Affect Our Revenues and Future Prospects

     In the past, we have derived, and expect in the future to derive, a significant portion of our revenues from a limited number of customers. In the event that these customers cease to offer our Interactive TV applications and services, or if any of these customers does not give a positive reference on our Interactive TV applications and services, to other prospective customers, our business, operating results and financial condition could be materially adversely affected. In 2000, Insight Communications accounted for approximately 91% of SourceSuite's revenues. We cannot assure you that Insight will continue to offer our Interactive TV applications and services to its cable subscribers.

The Failure of Cable System Operators to Provide Us Access to Channels Would Result in Our Being Unable to Successfully Market and Sell Our Interactive TV Applications and Services

     Our ability to offer our Interactive TV applications and services on any cable television system depends on obtaining a satisfactory programming services agreement from cable television and other system operators. Intense competition exists among suppliers of programming for access to channels. We cannot be certain that we will enter into any additional programming services agreements. Even if programming service agreements are entered into, there is no assurance that our programming services will be distributed as a result of such agreements. Currently, we have programming services agreements with Cablevision Systems Corporation and several overbuilders and a letter of intent with Insight Communications. If we are unable to enter into a programming services agreement with Insight, or other additional system operators, on standard terms, our business and financial condition will be materially and aversely affected.

Demand for Our Applications and Services Will Decline Significantly if Our Software Cannot Support and Manage a Substantial Number of Users

     Despite frequent testing of the scalability of our server-based Interactive TV applications in a laboratory environment, the ability of our software platform to support and manage a substantial number of users in an actual deployment is uncertain. If our software platform does not efficiently scale to support and manage a substantial number of users while maintaining a high level of performance, demand for our applications and services and our ability to sell additional applications to our existing customers will be significantly reduced.

We May Have to Cease or Delay Product Shipments if Our Technology Partner is Unable to Deliver or Delays Shipment of Its Products

     We currently rely on Liberate to provide technological support and the middleware solution upon which our Interactive TV applications and services operate. Liberate technological support may not continue to be available to us, or our customers, on commercially reasonable terms, or at all. Further, Liberate may cease or delay its product shipments, including its middleware solution, to our customers. If Liberate does not continue to support our applications and services, we would be required to find an alternative platform to operate our applications and services. The process of redesigning our applications and services to operate on one or more other middleware platforms would be time consuming and costly. In addition, we may be required to obtain licenses for other existing or future technologies that we desire to integrate with our applications and services. Accordingly, any failure or significant delay by Liberate in supporting our applications or products or shipping its technology to our customers, could require us to cease or delay product shipments while we seek to develop alternative technologies.

The Market for Interactive Television and Rich Media Content is Uncertain and Consumers May Not Choose Our Applications Content and Services

     Interactive television is a new and emerging business. There is no assurance that a significant market for interactive television will develop or that cable subscribers will use the television as a source of interactive information and services. In addition, our Interactive TV applications and services will be competing with other enhanced television services and services offering access to the Internet through the television. This competition includes other interactive programming guides and other interactive information and entertainment sources. There is no assurance that our Interactive TV applications and services will prove more desirable to customers than any competing services. If our applications and services do not achieve market acceptance, we will be unable to execute our business strategy and our business will be adversely affected.

     In addition, the emphasis of our IT Network business on the production, sale and delivery of rich media content involves significant competitive risk. There are several branded content providers that deliver or are capable of delivering rich media content. Some of these competitors have operations that are larger and better funded than our IT Network business.

If Independent Information Sources Become Unavailable, We May Have to Develop More of Our Own Content Which Could Increase Our Costs and Adversely Affect Our Business

     If we obtain greater distribution for our Interactive TV applications and services and our rich media content, our success will be dependent, in part, on the availability on favorable terms of quality programming and local and other information services such as news, weather and sports information. We use independent information service providers and local media to create, produce and update a portion or our programming and content at no, or minimal, cost to us. We cannot assure you that independent programming sources will continue to be available to us on favorable terms or at all. If independent information sources become unavailable, we will have to increase the extent to which we supplement these independent services with our own content development resources. This could significantly increase our operating costs.

Failure to Make Necessary Technical Developments will Increase Our Costs of Providing Programming

     Further technical development of network operating centers is needed to enable us to economically deploy Interactive TV to multiple cable television systems. In particular, we require a sophisticated engineering and communications infrastructure to design, deliver and test our Interactive TV applications and services. We cannot assure you that the necessary technology will be completed, or if it is, that it will be completed on schedule or on budget.

A Delay in the Roll-Out of Digital Set-Top Boxes Could Adversely Affect Our Ability to Provide Our Programming Services

     Expansion of our Interactive TV business is dependent upon the widespread distribution of digital set-top boxes and the upgrading of cable infrastructure to two-way, digital capabilities. If cable companies delay conversion of their systems to digital set-top boxes, limit the number of digital set-top boxes distributed or fail to upgrade their cable infrastructures, our ability to successfully execute our business strategy would be adversely affected.

Our Industry is Highly Competitive and We Cannot Give Assurances that We Will be Able to Compete Effectively

     In industries characterized by extensive capital requirements and rapid technological change, we face potential competition for the acceptance of our on-line programming and services from a number of companies, most of which have significantly greater financial, technical, manufacturing and marketing resources than us and may be in a better position to compete in the industry. In both our Interactive TV business and our IT Network business, we face competition for subscription, advertiser and commerce revenues from other media, including radio, television, newspapers, magazines and the Internet. Rich media content is accessible across multiple platforms requiring content providers, including us, to compete aggressively for revenue opportunities. We believe that for the foreseeable future, public access to digital television will generally be through cable and satellite operators. Accordingly, we must compete with other providers of television programming to establish relationships with cable and satellite operators to gain channel access and other distribution privileges.

We May be Subject to Third Party Intellectual Property Infringement Claims that Could be Expensive to Defend

     We expect that, like other software application developers and service providers, we will increasingly be subject to infringement claims as the number of products and competitors developing Interactive TV applications and services grows and the functionality of products in different industry segments overlaps. From time to time, we hire or retain employees or external consultants who have worked for independent software vendors or other companies developing products similar to those offered by us. These prior employers may claim that our products are based on their products and that we have misappropriated their intellectual property. We cannot guarantee that:

     o    An infringement claim will not be asserted against us in the future;

     o    The assertion of such a claim will not result in litigation;

     o    We would prevail in such litigation; or

     o We would be able to obtain a license for the use of any infringed intellectual property from a third party on commercially reasonable terms, or at all.

     Any claims relating to our intellectual property, regardless of their merit, could seriously harm our ability to develop and market our applications and services and manage our day-to-day operations because they could:

     o    Be time consuming and costly to defend;

     o    Divert management's attention and resources;

     o    Cause product shipment delays;

     o    Require us to redesign our products; or

     o    Require us to enter into royalty or licensing agreements.

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

Our Shareholder Rights Plan Could Discourage a Strategic Transaction Involving Our Company, which Might Otherwise Benefit Our Shareholders

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

Our Stock Price is Volatile

     Our common stock price can be extremely volatile and has experienced substantial and sudden fluctuations. The price of our common stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

Future Stock Sales Could Adversely Affect the Price of Our Common Stock

     Sale of a substantial number of shares of our common stock in the public market could negatively impact the market price for our common stock. All shares of our common stock currently outstanding are freely tradable without restriction by persons other than our "affiliates" except for the shares issued to Insight Interactive in November 1999. In addition, as of March 23, 2001, there were options, warrants and exchange rights outstanding entitling such holders to acquire approximately 11.8 million shares of our common stock.

Our Common Stock was De-listed from Quotation on the NASDAQ National Market System and now trades on the Over-the-Counter Bulletin Board

     As of March 7, 2001, our common stock was delisted from the NASDAQ National Market System for failure to meet specific listing conditions. As a result, our common stock is currently quoted on the over-the-counter bulletin board under the symbol SRCM.OB. In addition to reducing the trading liquidity of our common stock, the delisting from the NASDAQ may significantly impair our ability to raise additional funds to operate our businesses. We cannot assure you that we will be able to satisfy the NASDAQ listing requirements in the future or that our shares will again be listed on the NASDAQ.

The Inability to Retain and Motivate Our Key Management Could Result in an Adverse Effect on Our Business

     The success of our business depends, to a large extent, on our ability to retain and motivate our executive officers and other key management personnel. The loss of any one of our executive officers and other key management personnel, including our chief executive officer, chief financial officer, chief legal officer and our senior vice presidents, could be detrimental to our ability to successfully execute our business strategy. In addition, for us to implement our strategy and continue our development and growth, it will be necessary to attract and retain qualified personnel in all areas.

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

     Although there are currently few laws and regulations directly applicable to the Internet, it is likely that new laws and regulations will be adopted in the United States and elsewhere covering issues such as music licensing, broadcast license fees, copyrights, privacy, pricing, sales taxes and characteristics and quality of Internet services. There are many laws, regulations and policies, both existing and proposed, at all levels of government that may impact, in varying degrees, the manner in which we market and deliver our applications and services. It is possible that governments will enact legislation that may be applicable to our operations in areas such as content, network security, encryption and the use of key escrow, data and privacy protection, electronic authentication or "digital" signatures, illegal and harmful content, access charges and retransmission activities. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, content, taxation, defamation and personal privacy is uncertain. The majority of such laws was adopted before the widespread use and commercialization of the Internet and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Neither the outcome of new legislative proposals, nor their impact on the on-line information and services industry in general, or on us in particular, can be predicted at this time. Any such new legislation or regulation or governmental enforcement of existing regulations may limit the growth of the Internet and our other markets, increase our cost of doing business or increase our legal exposure, which could have a material adverse effect on our business, financial condition and results of operations.

     By distributing content over the Internet, we also face potential liability for claims based on the nature and content of the materials that we distribute, including claims for defamation, negligence or copyright, patent or trademark infringement, which claims have been brought, and sometimes successfully litigated, against Internet companies. Our general liability insurance may not cover potential claims of this type or may not be adequate to indemnify us for any liability that may be imposed. Any liability not covered by insurance or in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

ORGANIZATIONAL HISTORY

     For financial reporting purposes, we operate in two business segments: IT Network and Interactive TV. For information regarding revenues, operating results, identifiable assets and certain other information by business segment, see Note 14 -- Segment Reporting, presented in the Notes to Consolidated Financial Statements. Our operations are conducted through our operating subsidiaries, IT Network, Inc. ("IT Network"), Interactive Channel, Inc. ("Interactive Channel") and Interactive Channel Technology, Inc. ("ICTI") and through SourceSuite, our joint venture with Insight Interactive.

     SMI Holdings, Inc. ("SMI Holdings") was incorporated on July 19, 1988. On June 23, 1995, SMI Holdings merged with a wholly owned subsidiary of HB Communications Acquisition Corp. ("HBAC"), a public company formed in Delaware in 1993 for the purpose of acquiring a company engaged in the communications industry, with SMI Holdings surviving as a wholly owned subsidiary of HBAC. In connection with the merger, HBAC changed its name to Source Media, Inc., and the outstanding common stock and preferred stock of SMI Holdings were converted into common stock of Source Media. On January 14, 1997, we acquired substantially all of the outstanding shares of ICTI in exchange for 1,390,000 shares of our common stock. On October 30, 1997, we purchased certain of the electronic publishing assets of Brite Voice Systems, Inc. ("Brite") for $35.6 million and certain of the assets of Voice News Network ("VNN"), a unit of Tribune Company, for $9.0 million. In October 1997, SMI Holdings formed IT Network and Interactive Channel as wholly owned operating subsidiaries.

     We have experienced significant changes in our Interactive TV business since the beginning of 1999. In November 1999, we contributed this business, including the assets and properties related to the VirtualModem software and associated businesses, to a 50/50 joint venture with Insight Interactive. Insight Interactive contributed $13 million of equity financing to the joint venture and purchased 842,105 shares of our common stock, or 6% of our issued and outstanding stock, for $12 million ($14.25 per share). We also issued to Insight Interactive warrants to purchase 4,596,786 additional shares of our common stock at $20 per share and one share of our non-participating preferred stock, which entitles Insight Interactive to appoint up to three members to our Board of Directors. On March 3, 2000, we and Insight Interactive sold our interests in the joint venture to Liberate in exchange for the issuance to each of us and Insight Interactive of 886,000 shares of Liberate common stock and other consideration. Prior to the completion of that sale, we formed SourceSuite and transferred to SourceSuite the assets and properties not related to VirtualModem. Accordingly, Liberate acquired all patents and technology underlying the Virtual Modem software and businesses. Liberate granted us an exclusive perpetual license to use the patents and technology in connection with SourceGuide. We also retained ownership of the source code for the Interactive TV applications developed as of the date of the transaction with Liberate. As a result, our Interactive TV business became a provider of applications and services other than middleware.

     We manage SourceSuite which operates our Interactive TV business. After the completion of the sale to Liberate, the original joint venture changed its name from SourceSuite LLC to Liberate Technologies LLC and the new joint venture changed its name from SourceSuite Acquisition LLC to SourceSuite LLC.

ITEM 2. PROPERTIES

     We lease approximately 13,100 square feet of office space at 5400 LBJ Freeway in Dallas, Texas for our corporate offices and for our Interactive TV business. This lease expires in September 2001. We are consolidating our operations and do not currently intend to renew this lease. We also sublease from Verizon Corporation approximately 17,800 square feet of office space at 5601 Executive Drive, Irving, Texas where our IT Network business is headquartered. We are in the process of renewing this sublease and expect to extend the term through September 2003. We also have leased space in areas where we maintain the voice response system that supports our voice information services. We are likely to close these locations as we exit the front-of-book yellow pages advertising business. We maintain two regional sales offices across the country. We are in the process of closing these offices as we centralize our selling activities in our Dallas facility. One office lease expires March 2001, and the other continues through February 2003. We believe that our existing facilities are suitable to meet our requirements for the immediate future but we continue to evaluate our requirements in light of our business plans and strategy. Substantially all of our assets are subject to a security interest granted in connection with the issuance of the Notes.

ITEM 3. LEGAL PROCEEDINGS

     Reference is made to Note 3 -- Commitments and Contingencies to our Consolidated Financial Statements and to Note 6 -- Commitments and Contingencies to SourceSuite LLC's Financial Statements included herein for a discussion of certain litigation.

     From time to time we become aware of certain threatened claims against us that may develop into litigation. We are not aware of any threatened claim that, if determined adversely to us, would have a material adverse effect on our business or financial condition. Further, from time to time, we are party to routine litigation arising out of the ordinary course of business, none of which is expected to have a material adverse effect on our business or its financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On December 19, 2000, we held our annual meeting of stockholders to elect four directors to serve for a term of one year, and to ratify the appointment of Ernst & Young LLP as our independent auditors to serve until the 2001 annual meeting of stockholders.

     The following individuals were elected to serve as directors until the next annual meeting:

                                            VOTE FOR            VOTE WITHHELD
                                            --------            -------------
       James L. Greenwald                  11,953,948              338,444

       Michael J. Marocco                  11,953,847              338,540

       Stephen W. Palley.                  11,947,724              345,654

       Barry Rubenstein                    11,954,888              337,500

     Insight Interactive, as holder of a share of our Non-Participating Preferred Stock, is entitled to designate three of our directors. Kim Kelly, Sidney Knafel and Michael Willner, Insight Interactive's designees, continued to serve on our board after the meeting.

     The stockholders ratified the appointment of Ernst & Young LLP as our independent auditors to serve until the 2001 annual meeting of stockholders. The result of the vote was as follows: 12,222,097 votes were for the selection, 59,261 votes were against the selection.

ITEM 4A. EXECUTIVE OFFICERS

     Information regarding our executive officers at March 24, 2001 is set forth below:

           NAME                AGE        POSITION WITH THE COMPANY
           ----                ---        -------------------------
    Stephen W. Palley.......   56    President, Chief Executive Officer and Director
    Benjamin J. Douek.......   50    Chief Financial Officer and Treasurer
    Derrick L. Horner.......   31    Vice President and General Counsel
    Phil Howort.............   58    Senior Vice President, Interactive Channel Marketing
    Lawrence Brickman.......   44    Senior Vice President, Interactive Channel Programming
    Tom Peters..............   56    Senior Vice President, Interactive Channel Business Development
    Scott Bennett...........   40    Senior Vice President, IT Network Marketing
    John Gregoire...........   43    Senior Vice President, IT Network New Media

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

     BENJAMIN J. DOUEK joined Source Media in February 2001. Prior to joining Source Media, Mr. Douek served as Senior Vice President, CFO and Member of the Board of Directors of AdStar.com, a provider of remote advertising entry solutions for newspapers and advertisers. Prior to Adstar, Mr. Douek was Executive Vice President and Director of Investment Banking at Ladenburg, Thalmann & Co. Inc., where he was a member of the Board of Directors and the Management Committee. Mr. Douek has also served as a Managing Director of Bankers Trust Company, where he headed a distressed debt acquisition group, and as a Managing Director and principal of Donaldson, Lufkin & Jenrette Securities Corporation, where he specialized in principal transactions and acquisitions of financial institutions. Mr. Douek also has practiced law with Sullivan & Cromwell. He attended Yeshiva University and is a graduate, with honors, of the City University of New York and Fordham University School of Law.

     DERRICK L. HORNER joined Source Media in November 2000 as Vice President and General Counsel. Prior to joining Source Media, Mr. Horner was a senior associate at Simpson Thacher & Bartlett where he advised clients on U.S. securities laws, international corporate finance, and mergers and acquisitions. Most recently, his practice focused on strategic alliance and financing transactions for software and other technology companies. Mr. Horner also regularly advised clients on structuring a range of private investment funds, including private equity and venture capital funds. Mr. Horner graduated magna cum laude from Harvard College with a degree in economics and received his law degree with honors from Harvard Law School.

     PHIL HOWORT joined Source Media in October 2000 as Senior Vice President. Prior to joining Source Media, Mr. Howort served as Senior Vice President of Media, Programming and Sales for Kaleidoscope Sports & Entertainment, a division of The Interpublic Group of Companies.

Mr. Howort also served as CEO of Nabisco house agency Ohlmeyer Advertising. He has worked in the digital media space for the past several years as a consultant to many companies entering the digital media space. Mr. Howort is a graduate of Brooklyn College, and attended the University of Florida as a Doctoral candidate in Economics.

     LAWRENCE BRICKMAN was named Senior Vice President of Programming for Source Media's Interactive Channel in June 2000. He has twenty years experience in communications and media, most recently as Director of Interactive Products for Cablevision Systems Corporation. From 1993 to 1997, Mr. Brickman was President and Co-Founder of i2i Incorporated, a marketing communications company that provided consulting, creative and production services.

     TOM PETERS joined Source Media in September 1995 as President of Source Media's International Division and, since January 1997, has served as Senior Vice President of Business Development for Source Media's Interactive Channel. Mr. Peters has over twenty-five years of global sales and strategic business development experience in the consumer soft goods industry, having launched branded and private label products domestically and internationally for such firms as Interco, Inc. and Brown Group International. Before joining Source Media, Mr. Peters served as Managing Partner and President of the international sales and sourcing company he founded in 1993. Mr. Peters received his Bachelor of Arts degree from the University of Illinois.

     SCOTT BENNETT joined IT Network, Inc. in August 2000 as Senior Vice President of Marketing and is responsible for the company's wireless and wireline content marketing strategy and product development. Mr. Bennett brings extensive experience in brand building, positioning, marketing research, product and business development. Prior to joining the company, he served as Executive Director, Marketing Communications for Verizon Information Services. Previously, Mr. Bennett handled business development for Yankelovich Partners, and GVO, a Palo Alto-based company specializing in product development and innovation. Mr. Bennett, who holds a Bachelor's degree in Advertising from the University of Texas in Austin, spent 15 years in the advertising industry, providing strategic guidance to clients in the telecommunications, aerospace, financial, and packaged-goods industries.

     JOHN GREGOIRE joined Source Media in June 1994 as Director of Business Development for Interactive Channel. In 1996, he was promoted to Vice President of Programming and Production for Interactive Channel. He is now the Senior Vice President of New Media for IT Network. Prior to joining Source Media, Mr. Gregoire spent 14 years in Sales and Sales Management with Moore Corporation, a global leader in business communications. Mr. Gregoire received his B.S. degree from Eastern Illinois University in 1980 majoring in both Marketing and Management.

     Paul Tigh, who served as our Chief Financial Officer, resigned from that position in February 2001.

     Howard Gross, who served as President of our wholly owned subsidiary IT Network, Inc., resigned from that position in February 2001.

     Victoria Hamilton, who served as our interim Chief Operating Officer, resigned from that position in December 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock was quoted on The Nasdaq Stock Market under the symbol "SRCM" from December 8, 1995 through March 7, 2001. Subsequent to that period, our common stock has been quoted on the OTC Bulletin Board under the symbol "SRCM.OB".

     The following table sets forth the high and low closing sales prices per share for our common stock for the periods indicated.

                       1999     2000
                      ------   ------
First Quarter
  High ............   $23.94   $21.00
  Low .............    14.81    12.50
Second Quarter
  High ............    23.44    13.25
  Low .............    14.50     3.91
Third Quarter
  High ............    16.88     6.87
  Low .............     6.00     4.13
Fourth Quarter
  High ............    19.50     5.31
  Low .............     7.56     0.47

     On March 23, 2001, the last reported sale price of our common stock was $0.25 per share. As of March 23, 2001, there were 138 record holders of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

     During the fourth quarter of 2000, we issued the following options to various employees and non-employee directors pursuant to our 1999 Stock Option Plan and our 1995 Nonqualified Stock Option Plan for Non-Employee Directors:

                 NUMBER OF SHARES       EXERCISE
DATE ISSUED     UNDERLYING OPTIONS   PRICE PER SHARE
-----------     ------------------   ---------------
  10/09/00            150,000            $4.625
  11/08/00            157,500            $3.031
  12/19/00             18,000            $1.103

    Exemption from registration under the Securities Act of 1933, as amended, is claimed for each sale of securities referred to above in reliance upon the exemption afforded by Section 4(2) of the Securities Act. None of these sales involved the payment of underwriting commissions.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table presents selected consolidated financial data for the five years ended December 31, 2000, which have been derived from our audited consolidated financial statements. The information in the following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the notes thereto included elsewhere in this report.


                                                                         YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------------------
                                                       1996        1997          1998        1999        2000
                                                    ---------    ---------    ---------    ---------    ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Monetary revenues ...............................   $   8,575    $  12,387    $  24,351    $  19,147    $  17,916
Nonmonetary revenues(1) .........................       9,944        6,044        1,756        1,823          721
                                                    ---------    ---------    ---------    ---------    ---------
          Total revenues ........................      18,519       18,431       26,107       20,970       18,637
Monetary cost of sales ..........................       3,485        8,611       12,673       13,164       11,340
Nonmonetary cost of sales(1) ....................       9,944        6,044        1,756        1,823          721
                                                    ---------    ---------    ---------    ---------    ---------
          Total cost of sales ...................      13,429       14,655       14,429       14,987       12,061
Gross profit ....................................       5,090        3,776       11,678        5,983        6,576
Selling, general and administrative expenses ....      11,747       19,599       24,772       23,714       11,323
Amortization of intangible assets ...............       1,031        4,987        6,320        4,713        2,391
Research and development expenses ...............       6,331        3,680        3,410        2,578           --
Impairment of intangible assets(2) ..............          --           --       25,936           --        5,588
                                                    ---------    ---------    ---------    ---------    ---------
Operating loss ..................................     (14,019)     (24,490)     (48,760)     (25,022)     (12,726)
Interest (income) expense, net ..................        (174)       4,498       10,897       11,991       10,861
Equity interest in losses of joint venture ......          --           --           --        1,013        4,238
Gain on sale of interest in joint venture .......          --           --           --           --      (74,977)
Other (income) expense, net .....................          10          (62)         (27)         155       75,538
                                                    ---------    ---------    ---------    ---------    ---------
Net loss before extraordinary item and
  cumulative effect of change in accounting
  principle .....................................     (13,855)     (28,926)     (59,630)     (38,181)     (28,386)
Extraordinary loss (gain) extinguishment of
  debt ..........................................          --        3,455           --           --       (4,239)
Cumulative effect of change in accounting
  principle (3) .................................          --           --           --           --        1,159
                                                    ---------    ---------    ---------    ---------    ---------
Net loss ........................................     (13,855)     (32,381)     (59,630)     (38,181)     (25,306)
Preferred stock dividends (difference on
  conversion of preferred stock, net of
  dividend) .....................................          --          416        2,996        1,838       (5,498)
                                                    ---------    ---------    ---------    ---------    ---------
Net loss attributable to common
  stockholders ..................................   $ (13,855)   $ (32,797)   $ (62,626)   $ (40,019)   $ (19,808)
                                                    =========    =========    =========    =========    =========
Net loss per common share .......................   $   (1.39)   $   (2.89)   $   (5.21)   $   (2.93)   $   (1.17)
                                                    =========    =========    =========    =========    ========
Weighted average common shares
  outstanding ...................................       9,935       11,354       12,012       13,679       16,892
                                                    =========    =========    =========    =========    ========

                                                                           AS OF DECEMBER 31,
                                                    -------------------------------------------------------------
                                                       1996        1997          1998        1999        2000
                                                    ---------    ---------    ---------    ---------    ---------
   BALANCE SHEET DATA:
     Cash and cash equivalents ..................   $   4,043    $   8,431    $  11,662    $  13,410    $   7,774
     Working capital (deficit) ..................        (466)      31,288       19,947       14,408       14,024
     Total assets ...............................      15,897      113,502       56,589       58,016       31,056
     Long-term debt and capital lease
        obligations (including current
        portion): ...............................       4,720      100,000      100,000       96,250       88,542
     Senior Redeemable PIK preferred
        stock ...................................          --       13,698       16,628       18,467        8,571
     Total stockholders' equity (capital
        deficiency) .............................          30      (12,408)     (71,509)     (68,872)     (78,405)

--------

(1) Prior to 2000, nonmonetary revenues and nonmonetary cost of sales associated with barter transactions are included in the consolidated statements of operations at the estimated fair values of advertising time and information content received. Beginning in 2000, in accordance with EITF 99-17, revenues and cost of sales for nonmonetary advertising barter transactions are recorded at the fair value of advertising surrendered by the Company. See "Management's Discussion and Analysis of Financial

     Condition and Results of Operations" and Note 2 -- Significant Accounting Policies of Notes to our Consolidated Financial Statements.

(2) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding acquisitions and impairment of intangibles.

(3) Effective January 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," and recorded an adjustment for the cumulative effect of the change in accounting principle. See Note 12 - Change in Accounting Principle - Adoption of SAB 101, included in the Notes to our Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes that are included elsewhere in this report.

GENERAL

     During 2000, we made significant decisions regarding the focus of our business in an effort to generate revenue opportunities. As a result, decisive actions were taken to focus on content opportunities rather than technology, to improve our distribution alliances and to position ourselves for future growth as revenue opportunities in the interactive television industry emerge. We are in the process of exiting low-margin business activities and centralizing our selling activities. We have also taken steps to reduce the size of our work force to contain expenses. Because of these activities and other recent transactions and activities described below, and for the reasons set forth under the caption "Forward Looking Information and Risk Factors," we do not believe our historical financial results of operations are necessarily indicative of future operating results.

     We have experienced significant changes in our Interactive TV business since the beginning of 1999. In November 1999 we contributed this business, including the assets and properties related to the VirtualModem software and associated businesses, to a 50/50 joint venture with Insight Interactive. VirtualModem software is a "middleware" platform or the software which permits the subscriber to interact with advertisements, programs and other content through a cable set-top box. Insight Interactive contributed $13 million of equity financing to the joint venture and purchased 842,105 shares of our common stock, representing approximately 6% of our issued and outstanding stock, for $12 million and received warrants to purchase 4,596,786 additional shares of our common stock at $20 per share. On March 3, 2000, we and Insight Interactive sold our interests in the joint venture to Liberate in exchange for the issuance to each of us and Insight Interactive of 886,000 shares of Liberate common stock and other consideration. This transaction resulted in a gain of $75.0 million recorded in our results in the first quarter of 2000. Prior to the completion of that sale, we formed SourceSuite and transferred to SourceSuite the assets and properties not related to VirtualModem. Accordingly, Liberate acquired all patents and technology underlying the Virtual Modem software and businesses. Liberate granted us an exclusive perpetual license to use the patents and technology in connection with SourceGuide. As a result, our Interactive TV business became a provider of applications and services other than middleware. We manage SourceSuite which operates our Interactive TV business. In December 2000, we determined that the decline in the value of the Liberate stock was other than temporary and recorded a charge to other expense of $75.4 million.

     Prior to December 31, 2000, our IT Network business also was engaged in the provision of interactive advertising services to commercial advertisers through yellow page telephone books.

Generally, our IT Network interactive advertising services were promoted by print advertisements in yellow page telephone books distributed by our yellow pages publisher partners. The print advertising directed consumers to interactive information services that could be accessed over the telephone and via the Internet. In the agreements with our publisher partners, we typically purchased advertising inventory and retained the related advertising revenue, or we sold advertising on behalf of the publisher partner in a revenue sharing arrangement. In revenue sharing arrangements, our revenue share depended on the level of advertiser management, system management and information content services provided to the yellow pages publisher partner and the amount charged for services. In our effort to exit low margin business activities and to position our IT Network business to capture emerging revenue opportunities in the market for rich media content, we discontinued our front-of-book yellow page advertising services as of December 31, 2000, subject to fulfilling our obligations to our commercial advertisers with respect to the current circulation of yellow pages telephone books. As a result, our IT Network business now focuses on the production, sale and delivery of rich media content. For the year ended December 31, 2000, front-of-book yellow page advertising comprised approximately 45% of our consolidated monetary revenues.

     During the fourth quarter of 2000, as part of our evaluation of our various product lines and our decision to discontinue front-of-book ("FOB") yellow page advertising services, it was determined that certain intangible assets related to goodwill and contract rights recorded as part of the 1997 acquisition of certain assets of Brite Voice Systems, Inc. and Voice News Network, Inc., were impaired. Based upon an analysis of the expected future cash flows discounted as of December 31, 2000, we recorded a non-cash write-down of $5.6 million ($0.33 per share) of the related goodwill and contract rights. Our estimates of future cash flows attributable to the intangibles were based upon forecasted contract renewals from existing contracts with former Brite and VNN customers for us to provide audiotex and other services over the next five years.

     In connection with the discontinuation of FOB yellow page advertising services, we also recognized a charge of $0.2 million included in cost of sales for the write down of production equipment held for sale and $0.1 million included in selling, general, and administrative expenses for non-cancelable lease costs. Additionally, we will incur employee severance costs of approximately $0.2 million during the first quarter of 2001 relating to our continuing restructuring efforts. FOB yellow page advertising services generated monetary revenue of approximately $12.4 million, $9.4 million, and $8.0 million in 1998, 1999 and 2000, respectively. We will continue to honor FOB product commitments during a wind down period through March 2002. Cost of sales for FOB services has historically been higher than for our content business. Our gross profit in 2001 will continue to reflect the impact of these higher costs associated with the FOB revenues we will be recording during the wind down period. Cost savings resulting from the discontinuance of this product line will not fully be realized until 2002.

     In 2000, we changed our method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Previously, we had recognized all or a portion of monetary revenues and associated costs relating to certain print ads included in yellow page books at the time of distribution by the directory publishers. Since we generally provide interactive advertising services in connection with the print ads, under the new accounting method adopted retroactive to January 1, 2000, we now recognize monetary revenues and associated costs for these print ads and related interactive advertising services on a straight-line basis over the term of the related contracts, which is typically one year commencing at the time of the annual distribution of the applicable local yellow pages directory. As a result of this change, we recorded a $1.2 million charge for the cumulative effect of a change in accounting principle as of January 1, 2000. The effect of the change in 2000 was to decrease net loss before extraordinary items and the cumulative effect of the accounting change by $0.2 million ($1.2 million increase in revenue offset by an increase in operating expense of $1.0 million.)

     There can be no assurance that the actions we have taken to improve our operating results will be effective and will enable us to achieve profitability. Additionally, our Interactive TV business requires substantial development which will require continued investment of capital resources. We also have interest payments on our Notes due on May 1 and November 1 of 2001 of approximately $5.3 million, each. See - "Liquidity and Capital Resources."

INVESTMENT IN SOURCESUITE

     Our investment in SourceSuite is recorded using the equity method. As a result, the net loss of SourceSuite is recorded as "Equity interest in losses of joint venture" and not included in the various component lines on the statement of operations. The following represents the unaudited pro forma results of operations of Source Media as if the formation of our prior joint venture with Insight in November 1999, and subsequent sale thereof to Liberate, and the formation of SourceSuite in March 2000 had occurred on January 1, 1999 (in thousands except for per share data).

                                                       YEAR ENDED DECEMBER 31,
                                                        1999          2000
                                                       --------      --------
Pro forma total revenues                               $ 20,928      $ 18,637
Pro forma operating loss                                (12,128)      (12,726)
Pro forma net loss attributed to common stockholders    (29,892)      (18,722)
Pro forma net loss per common share                       (2.06)        (1.27)

YEARS ENDED DECEMBER 31, 2000 AND 1999

     Monetary revenues decreased 6% to $17.9 million for the year ended December 31, 2000 from $19.1 million for the same period of 1999. This decrease resulted from decreases of $1.4 million in information services, $1.4 million in advertising sales and $0.6 million in advertising services and systems management, offset in part by an increase of $2.2 million in new product revenues including content and internet advertising. As we complete the process of exiting the FOB advertising services business, we expect advertising sales and service revenue to continue to decrease.

     Monetary cost of sales decreased 14% to $11.3 million for the year ended December 31, 2000 from $13.2 million for the year ended December 31, 1999, as a result of 1999 costs of $1.6 million of unfulfilled sales guarantees, $0.9 million of costs incurred in 1999 for the Interactive TV business, which was transferred to our prior joint venture with Insight Interactive in November 1999, and $0.7 million reduction in page costs and revenue share costs related to decreased advertising sales. These cost reductions were partially offset by increased operational costs of $1.3 million primarily related to new product costs.

     Nonmonetary revenues and nonmonetary cost of sales decreased 60% to $0.7 million for the year ended December 31, 2000 from $1.8 million for the same period in 1999. Nonmonetary sales accounted for 3.9% of revenues for the year ended December 31, 2000 compared to 8.7% of revenues for the same period in 1999. The decrease is primarily due to the adoption of EITF 99-17 in January 2000. Beginning in January 2000, we record revenues and cost of sales for nonmonetary advertising barter transactions at the fair value of advertising surrendered. Revenues and cost of sales were previously recorded at the fair value of the advertising received. This decrease in value was partially offset by an increase in volume.

     Selling, general and administrative expenses decreased 52% to $11.3 million for the year ended December 31, 2000 from $23.7 million for the year ended December 31, 1999. The decrease is primarily due to the following: (a) $4.7 million of cost of the Interactive TV operations transferred to our joint venture with Insight; (b) decreased legal and professional fees of $3.5 million which were incurred in 1999 in connection with a proposed joint venture that were expensed after the termination of the proposed transaction; (c) $0.7 million of professional fees incurred in connection with the 1999 transaction with Insight to form the original joint venture; (d) reductions of $0.4 million in severance expense in 2000; and (e) $3.1 million in other administrative cost reductions.

     Amortization of intangible assets decreased 49% to $2.4 million from $4.7 million for the year ended December 31, 2000, due to the transfer of patents to our joint venture with Insight in November 1999, which were subsequently sold to Liberate, and to the completion of amortization of GTE contract rights.

     Impairment of intangible assets in 2000 resulted from the write-down of $5.6 million of goodwill and contract rights originally recorded as part of the acquisition of certain assets of Brite Voice Systems, Inc. and Voice News Network, Inc. determined to be impaired in late 2000.

     Research and development expense decreased $2.6 million due to the transfer of research and development activities to our prior joint venture with Insight Interactive in November 1999.

     Interest expense decreased 9.2% to $11.6 million for the year ended December 31, 2000 from $12.8 million in 1999. This decrease is due to the retirement of $11.5 million of Notes, $3.75 million of which were exchanged for cash and an exercise of warrants to purchase shares of common stock in 1999; and the remaining $7.7 million, which were exchanged for 674,005 shares of common stock during 2000. The interest is associated with a $100 million debt financing completed by the Company in October 1997 and described in detail in the Notes to Consolidated Financial Statements.

     Interest income remained consistent at $0.8 million for the year ended December 31, 2000 from the prior year.

     Equity interest in losses of joint venture includes our share of the results of operations of SourceSuite (formed in March 2000) and our prior joint venture (formed in November 1999) for the year ended December 31, 2000, recorded using the equity method.

     Gain on sale of interest in joint venture is comprised of $75.0 million of gain recorded upon the sale of our interest in the prior joint venture with Insight to Liberate in exchange for 886,000 shares of common stock in Liberate and $4.4 million cash.

     Other expense (income), net includes $75.4 million of loss recorded on the write down of the value of the Liberate stock to its fair value at December 31, 2000 to recognize an other-than-temporary decline in value, offset by miscellaneous other expense.

     An extraordinary gain of $4.2 million was recognized in 2000 on the exchange of $7.7 million of Notes for 674,005 shares of common stock.

     Effective January 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", and recorded a charge of $1.2 million for the cumulative effect of the change in accounting principle. See
Note 12 - Change in Accounting Principle - Adoption of SAB 101, included in the Notes to our Consolidated Financial Statements.

     Preferred Stock dividends in 2000 reflect the benefit of $6.8 million realized on the issuance of common stock in exchange for Preferred Stock, due to the excess of the carrying amount of the Preferred Stock over the fair value of the Company's common stock. This benefit is partially offset by $1.3 million of dividend expense for the year ended December 31, 2000 as compared to dividend expense of $1.8 million for the year ended December 31, 1999. The dividend expense relates to the $20 million of senior redeemable payment-in-kind preferred stock issued in October 1997 and described in detail in the Notes to Consolidated Financial Statements. Dividends are recorded at the fair value of the preferred shares issued as payment-in-kind. Excluding the benefit from the exchange, the decrease in dividends is related to exchanges of Preferred Stock for common stock, which took place in the second and third quarters of 2000, as well as a decrease in the fair value of the Preferred Stock issued as dividends during the year.

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

     Monetary cost of sales increased 4% to $13.2 million for the year ended December 31, 1999 from $12.7 million for the year ended December 31, 1998 primarily as a result of $1.6 million of expense recognized for payments to customers for unfulfilled sales guarantees and other increased operational expenses of $0.1 million partially offset by savings of $1.1 million in page costs related to decreased advertising sales and savings of $0.1 million related to the transfer of Interactive TV operations to our prior joint venture with Insight Interactive.

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

     Amortization of intangible assets decreased 26% to $4.7 million for the year ended December 31, 1999 from $6.3 million in 1998 due to a lower intangible asset balance related to the write-off of certain intangibles in 1998 and the contribution of patents to our prior joint venture with Insight Interactive on November 17, 1999.

     Research and development expenses decreased 24% to $2.6 million for the year ended December 31, 1999 from $3.4 million in 1998 primarily as a result of the contribution of the Interactive TV business to our prior joint venture with Insight Interactive on November 17, 1999.

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

     Preferred Stock dividends of $1.8 million and $3.0 million for the years ended December 31, 1999 and 1998, respectively, relate to the $20 million Preferred Stock financing we completed in October 1997 and described in detail in the Notes to Consolidated Financial Statements. Dividends are recorded at the fair value of the shares issued as payment-in-kind dividends. The fair value of preferred shares issued in 1999 was lower on the respective dividend dates in 1999 than that of 1998, resulting in a lower dividend expense recognized in the current year.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have experienced substantial operating losses and net losses as a result of our efforts to develop, deploy and support our IT Network business and to develop, conduct trials and commercially launch our Interactive TV business. As of December 31, 2000, we had an accumulated deficit of $213.1 million and had used cumulative net cash in operations of $115.4 million; $12.7 million of cash was used in operating activities in 2000. The difference at December 31, 2000 between the accumulated deficit and cumulative net cash used in operations since inception is attributable primarily to nonmonetary charges related to financing incentives and the extinguishment of debt, stock compensation expense, write-downs of analog set-top boxes and intangible assets, depreciation and amortization and other non-cash expenses.

     In 2000, we generated $8.3 million of cash from investing activities, primarily through the redemption of short-term investments and funds previously placed in escrow from the proceeds received in our November 1999 transaction with Insight in order to pay our May 2000 interest payment on our Notes. We also generated $1.3 million of cash through financing activities, primarily proceeds from issuance of common stock.

     We will continue to incur operating losses at least through 2001. Our agreement to manage SourceSuite could require us to make additional capital contributions to the joint venture that may require us to raise additional capital. We own 886,000 shares of Liberate common stock. Our anticipated capital obligations may require us to sell some or all of the Liberate common stock held by us. On December 31, 2000, the Liberate shares had an aggregate value of approximately $12.1 million, based on the closing price of Liberate stock of $13.625 per share. Liberate common stock is traded on the Nasdaq Stock Market under the symbol "LBRT". As of March 23, 2001, these shares had a value of $7.875.

     Since inception, we have financed our operations primarily through an aggregate $156.6 million raised from various financing activities, including the incurrence of debt and the issuance of our common stock and preferred stock. In October 1997, we issued $100.0 million principal amount of Notes and $20.0 million of Preferred Stock. The interest escrow account created pursuant to the indenture governing the Notes was used to fund the first four interest payments on the Notes in 1998 and 1999. As of December 31, 2000, $88.5 million of Notes were outstanding, and the dealer quoted value of a Note was $0.20 per dollar face value, resulting in an aggregate fair market value of the outstanding Notes of approximately $17.7 million. Interest payments of approximately $5.3 million each are due on May 1 and November 1, 2001. In addition to the Liberate common stock held by us, our primary source of liquidity is our cash and cash equivalents, which totaled $7.8 million at December 31, 2000.

     Our future capital requirements will depend on many factors, including, but not limited to the following factors, some of which are outside our control: (i) the operating results of our IT Network business, including the ability to grow our rich media content business; (ii) the success and timing of the development, introduction and deployment of our Interactive TV applications and services;
(iii) the extent of market acceptance of our applications, content and services;
(iv) potential acquisitions or asset purchases; (v) the deployment of digital set-top boxes incorporating technology that is interoperable with our applications and services; (vi) competitive factors; and (vii) changes in the regulatory environment.

     We have reported both an operating loss and a net loss each year since our inception, including an operating loss of $12.7 million and a net loss attributable to common stockholders of $19.8 million for the year ended December 31, 2000. We also may be required to provide additional funding for SourceSuite's operations in 2001. Additionally, we have interest payments on our Notes of approximately $5.3 million each due on May 1 and November 1, 2001 (see
Note 5). These factors raise substantial doubt about our ability to continue as a going concern.

     In an effort to reduce costs, we have begun restructuring efforts which include discontinuing FOB advertising services, exiting low margin products and reducing the number of employees. At December 31, 2000, we had $7.8 million of cash available, along with our Liberate stock valued at $12.1 million as of that date. Additionally, we have engaged UBS Warburg LLC as our financial advisor to help us evaluate strategic alternatives, especially related to our debt requirements. There can be no assurances that we will be able to refinance, sell assets or recapitalize or reorganize our business and assets on acceptable terms or at an appropriate time.

EFFECT OF INFLATION

     We believe that the effect of inflation has not been material during each of the years ended December 31, 2000, 1999, and 1998.

NET OPERATING LOSS CARRYFORWARDS

     At December 31, 2000, we had net operating loss carryforwards of approximately $137.4 million for U.S. Federal income tax purposes, which begin to expire in 2003. See Note 10 -- Income Taxes of Notes to Consolidated Financial Statements included elsewhere herein. The Internal Revenue Code of 1986, as amended, imposes limitations on the use of net operating loss carryforwards if certain stock ownership changes occur. An ownership change occurred in 1995 that caused utilization of $23.1 million of our net operating losses incurred prior to the ownership change to be limited to approximately $9.0 million in a given year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to changes in interest rates related primarily to our Notes and Preferred Stock. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At December 31, 2000, we had Notes outstanding having an aggregate principal amount of approximately $88.5 million, due November 1, 2004, which bear interest at a fixed rate of 12% and Preferred Stock outstanding having a liquidation preference of $13.7 million, due November 1, 2007, which has a dividend rate of 13 1/2% of the liquidation preference per share. The fair value of the Notes and Preferred Stock at December 31, 2000 was approximately $17.7 million and $0.5 million, respectively, based upon dealer quoted market prices.

     We invest our cash balance in money market funds and commercial paper rated A1, P1. These securities are in U.S. dollars with maturities of three months or less, and are not owned for trading purposes. Using this strategy, we have not experienced any material losses due to interest rate risk, market risk or foreign exchange risk on our commercial paper investments, and we do not anticipate any such losses.

     On March 3, 2000, we received 886,000 shares of Liberate common stock as consideration for our sale of the VirtualModem patents and related businesses to Liberate. The closing price per share of the Liberate common stock on March 3, 2000 was $98.6875, giving us a total initial investment in Liberate common stock of approximately $87.4 million. In December 2000, the decline in the value of the Liberate stock was determined to be other than temporary and a charge to other expense of $75.4 million was recorded, resulting in an investment in Liberate common stock valued at $12.1 million at December 31, 2000. We continue to face the market risk associated with price fluctuations of the Liberate common stock until such time as we sell or hedge the stock. The closing price per share of the Liberate common stock on March 23, 2001 was $7.875.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Report of Independent Auditors, and our consolidated financial statements and the notes thereto appear on pages 36 through 70 of this Report.

     The Report of Independent Auditors, and the financial statements of SourceSuite LLC and the notes thereto appear on pages 71 through 80 of this Report.

     The Report of Independent Auditors, and the financial statements of SourceSuite LLC (formed November 17, 1999 and subsequently sold on March 3,
2000) and the notes thereto appear on pages 81 through 90 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     Information called for by Item 10 is set forth under the caption "Executive Officers" in Part I of this Report and in "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting

Compliance" in our proxy statement for the 2001 annual meeting of stockholders (the "Proxy Statement"), which are incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information called for by Item 11 is set forth under the caption "Executive Compensation" in the Proxy Statement, which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

     Information called for by Item 12 is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     (a) The following documents are filed as a part of this report:

     (1) Financial Statements included in Item 8 herein:

          (A) Report of Independent Auditors with respect to Source Media, Inc.

              Covered by Report of Independent Auditors:

              Consolidated Balance Sheets at December 31, 1999 and 2000

              Consolidated Statements of Operations for the years ended December 31, 1998, 1999, 2000

              Consolidated Statements of Stockholders' Equity (Capital deficiency) for the years ended December 31, 1998, 1999, 2000

              Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999, 2000

              Notes to Consolidated Financial Statements

          (B) Report of Independent Auditors with respect to SourceSuite LLC

              Covered by Report of Independent Auditors:

              Balance Sheet at December 31, 2000

              Statement of Operations for the period from Inception (March 3, 2000) through December 31, 2000

              Statement of Members' Equity for the period from Inception (March 3, 2000) through December 31, 2000

              Statement of Cash Flows for the period from Inception (March 3,
              2000) through December 31, 2000

              Notes to Financial Statements

          (C) Report of Independent Auditors with respect to SourceSuite LLC (formed November 17, 1999 and subsequently sold on March 3, 2000)

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

     (b) Reports on Form 8-K filed during the quarter ended December 31, 2000:

         None.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
of Source Media, Inc.

     We have audited the accompanying consolidated balance sheets of Source Media, Inc. (the Company) as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (capital deficiency), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Source Media, Inc., at December 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements have been prepared assuming that Source Media, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses, has a net capital deficiency, and will be required to make significant interest payments on long-term debt during 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

     As discussed in Note 12 to the financial statements, in 2000 the Company changed its method of accounting for certain revenues.


                                                       /s/ ERNST & YOUNG LLP

Dallas, Texas
March 14, 2001

                               SOURCE MEDIA, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                    DECEMBER 31,
                                                                                                   1999        2000
                                                                                                ---------    ---------
                                                                                                     (IN THOUSANDS,
                                                                                                EXCEPT PER SHARE DATA)
                                                ASSETS
      Current Assets:
        Cash and cash equivalents ...........................................................   $  10,910    $   7,774
        Short-term investments ..............................................................       2,500           --
        Restricted investments ..............................................................       5,997           --
        Trade accounts receivable, less allowance for doubtful
          accounts of $605 and $716 in 1999 and 2000, respectively ..........................       1,643        1,402
        Related party receivables ...........................................................       1,458          390
        Prepaid expenses and other current assets ...........................................       1,068        1,759
        Investment in securities available for sale .........................................          --       12,072
                                                                                                ---------    ---------
              Total current assets ..........................................................      23,576       23,397
      Property and equipment:
        Production equipment ................................................................       4,511        3,232
        Computer equipment ..................................................................       3,612        3,702
        Other equipment .....................................................................       1,612        2,431
        Furniture and fixtures ..............................................................         656          606
                                                                                                ---------    ---------
                                                                                                   10,391        9,971
      Accumulated depreciation ..............................................................       7,957        8,694
                                                                                                ---------    ---------
      Net property and equipment ............................................................       2,434        1,277
      Intangible assets:
        Goodwill ............................................................................       3,688           --
        Contract rights .....................................................................      11,933        1,578
                                                                                                ---------    ---------
                                                                                                   15,621        1,578
      Accumulated amortization ..............................................................       6,119           --
                                                                                                ---------    ---------
      Net intangible assets .................................................................       9,502        1,578
      Investment in joint venture ...........................................................      18,669        2,008
      Other non-current assets ..............................................................       3,835        2,796
                                                                                                ---------    ---------
              Total assets ..................................................................   $  58,016    $  31,056
                                                                                                =========    =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

      Current Liabilities:
        Trade accounts payable ..............................................................   $     955    $   1,315
        Accrued interest ....................................................................       1,991        1,771
        Accrued payroll .....................................................................         591          150
        Other accrued liabilities ...........................................................       3,706        1,870
        Unearned income .....................................................................       1,925        4,267
                                                                                                ---------    ---------
              Total current liabilities .....................................................       9,168        9,373
      Long-term debt ........................................................................      96,250       88,542
      Minority interests in consolidated subsidiaries .......................................       3,840        3,840
      Note receivable and accrued interest from minority
        stockholder, net of discount of $12 and $0 in 1999 and 2000, respectively ...........        (837)        (865)
                                                                                                ---------    ---------
                                                                                                    3,003        2,975
      Senior redeemable payment-in-kind (PIK) preferred stock, $25 per share liquidation preference, $.001 par value,
        net of discount; Authorized shares -- 1,712; Issued and
        outstanding shares 1,043 and 547 in 1999 and 2000, respectively .....................      18,467        8,571
      Non-participating preferred stock, $25 per share
        liquidation preference,  $.001 par value; Authorized and issued -- 1 single share ...          --           --

      Stockholders' equity (capital deficiency):
        Common stock, $.001 par value:
          Authorized shares -- 50,000; 16,278 and 17,869 issued
           and outstanding in 1999 and 2000, respectively ...................................          16           18
        Less treasury stock, at cost -- 268 and 187 shares in
          1999 and 2000, respectively .......................................................      (2,647)      (1,861)
        Capital in excess of par value ......................................................     120,883      136,576
        Accumulated deficit .................................................................    (187,124)    (213,138)
                                                                                                ---------    ---------
              Total stockholders' equity (capital deficiency) ...............................     (68,872)     (78,405)
                                                                                                ---------    ---------
              Total liabilities and stockholders' equity (capital deficiency) ...............   $  58,016    $  31,056
                                                                                                =========    =========


          See accompanying Notes to Consolidated Financial Statements.

                               SOURCE MEDIA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1998        1999       2000
                                                               --------    --------    --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Monetary revenues ..........................................   $ 24,352    $ 19,147    $ 17,916
Nonmonetary revenues .......................................      1,756       1,823         721
                                                               --------    --------    --------
          Total revenues ...................................     26,108      20,970      18,637
Monetary cost of sales .....................................     12,674      13,164      11,340
Nonmonetary cost of sales ..................................      1,756       1,823         721
                                                               --------    --------    --------
          Total cost of sales ..............................     14,430      14,987      12,061
                                                               --------    --------    --------
Gross profit ...............................................     11,678       5,983       6,576
Selling, general and administrative expenses ...............     24,772      23,714      11,323
Impairment of intangible assets ............................     25,936          --       5,588
Amortization of intangible assets ..........................      6,320       4,713       2,391
Research and development expenses ..........................      3,410       2,578          --
                                                               --------    --------    --------
                                                                 60,438      31,005      19,302
                                                               --------    --------    --------
Operating loss .............................................    (48,760)    (25,022)    (12,726)
Interest expense ...........................................     12,830      12,819      11,638
Interest income ............................................     (1,933)       (828)       (777)
Equity interest in losses of joint venture .................         --       1,013       4,238
Gain on sale of interest in joint venture ..................         --          --     (74,977)
Other expense (income), net ................................        (27)        155      75,538
                                                               --------    --------    --------
Net loss before extraordinary item and cumulative effect
  of change in accounting principle ........................    (59,630)    (38,181)    (28,386)
Extraordinary gain -- early extinguishment of debt .........         --          --      (4,239)
Cumulative effect of change in  accounting principle .......         --          --       1,159
                                                               --------    --------    --------
Net loss ...................................................    (59,630)    (38,181)    (25,306)
Preferred stock dividends (difference on conversion of
  preferred stock, net of dividend) ........................      2,996       1,838      (5,498)
                                                               --------    --------    --------
Net loss attributable to common stockholders ...............   $(62,626)   $(40,019)   $(19,808)
                                                               ========    ========    ========

Basic and diluted net loss per common share:
Net loss attributable to common stockholders before
  extraordinary item and cumulative effect of change in
  accounting principle .....................................   $  (5.21)   $  (2.93)   $  (1.35)
Extraordinary gain -- early extinguishment of debt .........         --          --        0.25
Cumulative effect of change in accounting principle ........         --          --       (0.07)
                                                               --------    --------    --------
Net loss attributable to common stockholders ...............   $  (5.21)   $  (2.93)   $  (1.17)
                                                               ========    ========    ========
Weighted average common shares outstanding .................     12,012      13,679      16,892
                                                               ========    ========    ========

           See accompanying Notes to Consolidated Financial Statements

                               SOURCE MEDIA, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              (CAPITAL DEFICIENCY)

                                                                                                                      TOTAL
                                                                                                        NOTES      STOCKHOLDERS'
                                          COMMON STOCK                   CAPITAL IN                   RECEIVABLE      EQUITY
                                        -----------------   TREASURY      EXCESS OF    ACCUMULATED      FROM         (CAPITAL
                                        SHARES     AMOUNT    STOCK        PAR VALUE      DEFICIT     STOCKHOLDERS   DEFICIENCY)
                                        ------     ------   --------    -------------  -----------   ------------  -------------
                                                                        (IN THOUSANDS)
BALANCE AT DECEMBER 31,
  1997 ............................     11,969     $   12   $  (4,075)     $  81,067    $ (89,313)     $     (99)     $ (12,408)
                                        ======     ======   =========      =========    =========      =========      =========
Issuance of common stock
  upon exercise of stock
  options .........................         94         --          --            641           --             --            641
Issuance of stock for legal
  settlements .....................         --         --         867           (244)          --             --            623
Issuance of stock for
  employee stock plan .............         --         --         438           (253)          --             --            185
Exercise of warrants ..............        959          1          --             --           --             --              1
Stock compensation ................         --         --          --          2,054           --             --          2,054
Other .............................         --         --          --             --           --             21             21
Net loss ..........................         --         --          --             --      (59,630)            --        (59,630)
Preferred Stock dividends .........         --         --          --         (2,996)          --             --         (2,996)
                                        ------     ------   ---------      ---------    ---------      ---------      ---------
BALANCE AT DECEMBER 31,
  1998 ............................     13,022     $   13   $  (2,770)     $  80,269    $(148,943)     $     (78)     $ (71,509)
                                        ======     ======   =========      =========    =========      =========      =========
Issuance of common stock
  upon exercise of stock
  options .........................        605         --          --          6,752           --             --          6,752
Sale of common stock ..............        842          1          --         11,999           --             --         12,000
Issuance of stock for
  employee stock plan .............         --         --         123             51           --             --            174
Exercise of warrants ..............      1,809          2          --          7,444           --             --          7,446
Stock compensation ................         --         --          --          1,057           --             --          1,057
Issuance of warrants related
  to formation of joint venture ...         --         --          --         13,800           --             --         13,800
Issuance of warrants ..............         --         --          --          1,350           --             --          1,350
Other .............................         --         --          --             --           --             78             78
Net loss ..........................         --         --          --             --      (38,181)            --        (38,181)
Preferred Stock dividends .........         --         --          --         (1,839)          --             --         (1,839)
                                        ------     ------   ---------      ---------    ---------      ---------      ---------
BALANCE AT DECEMBER 31,
  1999 ............................     16,278     $   16   $  (2,647)     $ 120,883    $(187,124)     $      --      $ (68,872)
                                        ======     ======   =========      =========    =========      =========      =========
Issuance of common stock
  upon exercise of stock
  options .........................        109         --          --            955           --             --            955
Issuance of common stock for
  employee stock plan .............         --         --         786             --         (708)            --             78
Stock compensation ................         --         --          --          1,131           --             --          1,131
Issuance of common stock in
  exchange for Preferred stock ....        725          1          --          4,397           --             --          4,398
Issuance of warrants ..............         83         --          --            244           --             --            244
Issuance of common stock in
  exchange for long-term debt .....        674          1          --          3,468           --             --          3,469
Net loss ..........................         --         --          --             --      (25,306)            --        (25,306)
Difference on conversion of
  preferred stock, net of
  dividend ........................         --         --          --          5,498           --             --          5,498
                                        ------     ------   ---------      ---------    ---------      ---------      ---------
BALANCE AT DECEMBER 31,
  2000 ............................     17,869     $   18   $  (1,861)     $ 136,576    $(213,138)     $      --      $ (78,405)
                                        ======     ======   =========      =========    =========      =========      =========

           See accompanying Notes to Consolidated Financial Statements

                               SOURCE MEDIA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED DECEMBER 31,
                                                                        ------------------------------------
                                                                          1998          1999         2000
                                                                        --------      --------      --------
                                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES
Net Loss ..........................................................     $(59,630)     $(38,181)     $(25,306)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Impairment of intangible assets .................................       25,936            --         5,588
  Depreciation ....................................................        2,540         2,599         1,489
  Amortization of intangible assets ...............................        6,320         4,713         2,391
  Stock compensation ..............................................        2,054         1,057         1,131
  Non-cash interest expense .......................................          833           829         1,039
  Non-cash interest income ........................................         (982)         (281)         (123)
  Provision for losses on accounts receivable .....................        1,077           250           560
  Extraordinary gain on issuance of common stock in exchange
    for long-term debt ............................................           --            --        (4,239)
  Issuance of common stock in litigation settlement ...............          623            --            --
  Gain on sale of interest in joint venture .......................           --            --       (74,977)
  Write down of investment in Liberate ............................           --            --        75,365
  Equity investment in losses of joint venture ....................           --         1,013         4,238
  Other, net ......................................................          (62)          (57)         (119)
Changes in operating assets and liabilities:
  Trade accounts receivable .......................................       (1,876)        1,703          (319)
  Related party receivables .......................................           --        (1,458)        1,067
  Prepaid expenses and other current assets .......................          450           317          (691)
  Trade accounts payable and accrued liabilities ..................        1,586           583        (2,137)
  Unearned income .................................................       (2,274)          175         2,342
                                                                        --------      --------      --------
Net cash used in operating activities .............................      (23,405)      (26,737)      (12,701)
INVESTING ACTIVITIES
  Capital expenditures ............................................       (1,510)       (1,235)         (331)
  Redemption of restricted investments ............................       12,000         6,000         6,119
  Redemption of short-term investments ............................       15,682            --         2,500
  Purchase of short-term investments ..............................           --        (2,500)           --
  Capitalized acquisition costs ...................................           --          (478)           --
  Proceeds from sale of interest in joint venture .................           --            --         4,392
  Investment in SourceSuite LLC ...................................           --            --        (4,392)
                                                                        --------      --------      --------
Net cash provided by investing activities .........................       26,172         1,787         8,288
FINANCING ACTIVITIES
  Proceeds from issuance of common stock upon exercise of
    stock options and warrants ....................................          641        11,971           244
  Proceeds from issuance of common stock ..........................           --        12,000         1,033
  Other ...........................................................         (177)          227            --
                                                                        --------      --------      --------
Net cash provided by financing activities .........................          464        24,198         1,277
                                                                        --------      --------      --------
Net increase (decrease) in cash and cash equivalents ..............        3,231          (752)       (3,136)
Cash and cash equivalents at beginning of period ..................        8,431        11,662        10,910
                                                                        --------      --------      --------
Cash and cash equivalents at end of period ........................     $ 11,662      $ 10,910      $  7,774
                                                                        ========      ========      ========
Supplemental disclosures of cash flow information
  Cash paid during the period for interest on long-term debt ......     $ 12,066      $ 12,000      $ 11,087
                                                                        ========      ========      ========
  Long-term debt cancelled as part of exercise of warrants ........     $     --      $  3,750      $     --
                                                                        ========      ========      ========
  Long-term debt extinguished in exchange for shares
    of common stock ...............................................     $     --      $     --      $  7,708
                                                                        ========      ========      ========
  Warrants issued to Insight Interactive ..........................     $     --      $ 13,800      $     --
                                                                        ========      ========      ========

           See accompanying Notes to Consolidated Financial Statements

                               SOURCE MEDIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

1. COMPANY DESCRIPTION AND HISTORY

     Unless the context otherwise requires, all references to the "Company" or "Source Media" include Source Media, Inc. and its wholly owned operating subsidiaries ("Subsidiaries"), including IT Network, Inc. ("IT Network"), Interactive Channel, Inc. ("Interactive Channel"), and SMI Holdings, Inc. ("Holdings"), its other operating subsidiary, Interactive Channel Technologies Inc. ("ICTI"), as well as its wholly owned non-operating subsidiary, Source Investments, Inc. and SourceSuite LLC ("SourceSuite"), a 50/50 joint venture with Insight Interactive, LLC, a subsidiary of Insight Communications Company, Inc. ("Insight").

     Holdings was incorporated on July 19, 1988, as a Colorado corporation and subsequently on July 23, 1991, reincorporated in Texas. On June 23, 1995, Holdings merged into a wholly owned subsidiary of HB Communications Acquisition Corp. ("HBAC") and Holdings' outstanding common stock and preferred stock were converted into an aggregate 6,696,992 shares of the Company's common stock. In connection with the merger, HBAC changed its name to Source Media, Inc.

     Source Media aggregates, produces and delivers rich media content across a range of communication platforms including the Internet, digital television, telephone-based voice portal systems, wireless and wireline telephone networks and automobile telematic systems. The Company also operates SourceSuite LLC, a 50/50 joint venture between the Company and Insight Interactive, which provides interactive television programming applications and services, including its SourceGuide(TM) interactive program guide and its LocalSource(TM) interactive programming service. The Company categorizes these operations as its IT Network business and its Interactive TV business, respectively.

     The Company has experienced significant changes in its Interactive TV business since the beginning of 1999. In November 1999, Source Media contributed this business, including the assets and properties related to the VirtualModem software and associated businesses, to a 50/50 joint venture with Insight Interactive. VirtualModem software is a "middleware" platform or the software which permits the subscriber to interact with advertisements, programs and other content through a cable set-top box. Insight Interactive contributed $13 million of equity financing to the joint venture and purchased 842,105 shares of the Company's common stock for $12 million ($14.25 per share) and warrants to purchase 4,596,786 additional shares of its common stock at $20 per share. On March 3, 2000, the Company and Insight Interactive sold their interests in the joint venture to Liberate Technologies ("Liberate") in exchange for the issuance to each of Source Media and Insight Interactive of 886,000 shares of Liberate common stock and other consideration. Prior to the completion of that sale, Source Media and Insight formed SourceSuite and transferred from the joint venture to SourceSuite the net assets and properties not related to VirtualModem which were valued at $1.1 million. Accordingly, Liberate acquired all patents and technology underlying the Virtual Modem software and businesses. Liberate granted SourceSuite an exclusive perpetual license to use the patents and technology in connection with SourceGuide. As a result, SourceSuite's Interactive TV business became a provider of applications and services other than middleware.

Financial Condition

     The Company has reported both an operating loss and a net loss each year since its inception, including an operating loss of $12.7 million and a net loss attributable to common stockholders of $19.8 million for the year ended December 31, 2000. The Company also may be required to provide additional funding for SourceSuite's operations in 2001. Additionally, the Company has interest payments on its Notes of approximately $5.3 million each due on May 1 and November 1, 2001 (see Note 5). These factors raise substantial doubt about our ability to continue as a going concern.

     In an effort to reduce costs, the Company has begun restructuring efforts which include discontinuing FOB advertising services, exiting low margin products and reducing the number of employees. At December 31, 2000, the Company had $7.8 million of cash available, along with its Liberate stock valued at $12.1 million as of that date. Additionally, the Company has engaged UBS Warburg LLC as our financial advisor to help us evaluate strategic alternatives, especially related to its debt requirements. There can be no assurances that the Company will be able to refinance, sell assets or recapitalize or reorganize our business and assets on acceptable terms or at an appropriate time.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company, its wholly owned operating subsidiaries: Holdings, IT Network, Interactive Channel; its other operating Canadian subsidiaries, ICTI and 997758 Ontario Inc. ("997758"), as well as its wholly owned non-operating subsidiary, Source Investments, Inc. Additionally, all material inter-company amounts and transactions have been eliminated. Certain amounts from prior year financial statements have been reclassified to conform to the current year's presentation.

Equity Investment in Joint Venture

     The Company recorded its share of SourceSuite's results of operations on the equity method in the Consolidated Statements of Operations.

Related Party Transactions

     The Company manages the day-to-day operations of SourceSuite within the terms of SourceSuite's operating plan. As part of this arrangement, the Company is reimbursed for direct costs of the Interactive TV business and certain overhead costs. For the year ended December 31, 2000, the Company received $3.2 million in reimbursements from SourceSuite. These costs are included in the receivable from related parties and are reimbursed to the Company by SourceSuite on a regular basis.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Minority Interests in Consolidated Subsidiaries

     Minority interests in consolidated subsidiaries represent the minority stockholder's proportionate share of the equity of 997758. At December 31, 1999 and 2000, the Company owned 100% of the voting Class X shares of 997758, while an individual owned 100% of the Class Y nonvoting shares of 997758, as more fully discussed in Note 7 -- Stock Options, Warrants, Employee Stock Purchase Plan and Retirement Plan.

Cash and Cash Equivalents

     The Company classifies all highly liquid investments with original maturities of three months or less as cash equivalents. These investments are recorded at cost, which approximates market.

Available for Sale Securities

     Investment in securities available for sale, which consists of the Company's investment in Liberate's common stock, is recorded at fair value. Unrealized gains and losses on the investment are included in other comprehensive loss. Declines deemed other than temporary declines in fair value are charged to earnings.

Monetary Revenue Recognition

     IT Network earns monetary revenues from sales of audio and text programming, audio text to newspapers, advertiser management services and system management services. Monetary revenues relating to these sales are recognized over the contract period as the services are performed, typically one year. IT Network has historically also earned monetary revenue by selling advertising and related support services to clients who sponsor a promotional message with interactive content supplied primarily by IT Network. The products and services are distributed primarily through certain Regional Bell Operating Companies or their affiliates or other publisher partners. In accordance with the requirements of Staff Accounting Bulletin No. 101 (see Note 12) effective January 1, 2000, monetary revenues and associated costs relating to print ads appearing in yellow page telephone books and related interactive advertising services are recognized over the life of the contract, which is generally one year.

Nonmonetary Revenue Recognition

     In many of its markets, IT Network has entered into nonmonetary barter agreements with local television and radio stations. These media sponsors provide IT Network with advertising time on their stations and update local news, weather and sports programming in exchange for promotional messages and print advertisements. Prior to 2000, revenues and cost of sales associated with these nonmonetary barter transactions are included in the Company's consolidated statements of operations at the estimated fair value of the on-air advertisements and information content provided to the Company by media sponsors. Beginning in 2000, in accordance with EITF 99-17, revenues and cost of sales for nonmonetary advertising barter transactions are recorded at the fair value of advertising surrendered by the Company. The decline in nonmonetary revenues from 1999 to 2000 is largely attributable to this change. Nonmonetary revenues and cost of sales are recognized on a straight-line basis over the terms of the respective contracts.

Property and Equipment

     Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Computer equipment is depreciated over a three-year period. Production and other equipment are depreciated over a five-year period. Furniture and fixtures are depreciated over a seven-year period.

Intangible Assets

     Intangible assets are amortized using the straight-line method over an estimated useful life of five to seven years for contract rights and five years for goodwill. The carrying value of intangible assets is reviewed for impairment whenever events or changes in circumstances indicate that there may be an impairment. If the review indicates that any of the intangibles will not be recoverable, as determined by an analysis of undiscounted cash flows, the intangible asset will be reduced to its estimated fair value.

     During the fourth quarter of 2000, as part of the Company's evaluation of its various product lines, and, as a result of its decision to discontinue its front of book ("FOB") yellow page advertising services, it was determined that certain intangible assets related to goodwill and contract rights recorded as part of the 1997 acquisition of certain assets of Brite Voice Systems, Inc. ("Brite") and Voice News Network, Inc. ("VNN"), were impaired. Based upon an analysis of the expected future cash flows, discounted as of December 31, 2000, the Company recorded a non-cash write-down of $5.6 million ($0.33 per share) of the related goodwill and contract rights.

     In the second quarter of 1998, the Company recorded a $25.9 million ($2.16 per share) non-cash write-down of the Brite contract rights, non-compete agreement and goodwill. This impairment charge was recognized based upon an analysis of estimated discounted future cash flows after the Company learned that former Brite and IT Network employees had formed a company to service many of the former Brite clients, and, as a result, several former Brite customers cancelled or did not renew their contracts with IT Network.

Advertising Costs

     The Company expenses the costs of advertising as incurred. Excluding costs associated with non-monetary advertising barter transactions described above, advertising expenses were $0.4 million and $0.2 million for the years ended December 31, 1998 and 1999, respectively. There were no such advertising expenses for the year ended December 31, 2000.

Translation of Foreign Currencies

     The financial positions and results of operations of ICTI and 997758 are measured using local currency (Canadian dollar) as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each balance sheet date. Statement of operations accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments and foreign currency gains and losses have not been material and, accordingly, have not been separately presented.

Computation of Net Loss Per Common Share

     Net loss per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". All potentially dilutive common stock equivalents, which include stock options and warrants (see Note 7), are anti-dilutive and have been excluded from net loss per common share calculations.

Stock Options

     The Company accounts for employee and director stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees" ("APB 25") and related Interpretations. Under APB 25, no compensation expense is recognized for stock option grants to employees and directors if the exercise price for a grant is at or above the fair market value of the underlying stock on the date of grant.

New Accounting Pronouncements

     FAS 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998, amended by FAS 137, to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company believes the adoption of this statement during the first quarter of 2001 will not have a material effect on the Company's results of operations.

3. COMMITMENTS AND CONTINGENCIES

     On August 21, 1998, the first of fourteen class action complaints were filed against the Company and certain of its present and former officers and directors in the United States District Court for the Northern District of Texas asserting violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10-b5 promulgated thereunder. The fourteen complaints were consolidated into the first filed case. Plaintiffs filed an amended complaint on March 3, 1999. The plaintiffs sought damages in an unspecified amount. On May 1, 2000, the Court set a series of deadlines for the disposition of the case with the trial set for April 16, 2001. The Company believes it is adequately insured against losses from this litigation and that this case is totally without merit. The Company intends to defend itself, and its officers and directors, vigorously.

     As part of the sale of the VirtualModem technology to Liberate, Liberate acquired certain patents that were the subject of a patent infringement lawsuit. This lawsuit was initially brought by the Company's subsidiaries, Interactive Channel Technologies and SMI Holdings, against WorldGate Communications in May 1998 in the United States District Court for the District of Delaware. The patent infringement claims have been assigned to Liberate as a result of its acquisition of the VirtualModem technology from the Company. In June 1998, WorldGate filed a counterclaim against the Company, alleging, among others, violations of the Lanham Act and Delaware's Uniform Deceptive Trade Practices Act, common law unfair competition, tortious interference with existing and prospective business relationships and misappropriation of confidential information and trade secrets. SourceSuite joined the litigation after its formation. Following discovery and briefing of the patent claim construction issues, the parties have entered into settlement negotiations covering both WorldGate's cross-complaint against the Company and Liberate's patent infringement claims against WorldGate. Further, as part of the acquisition of VirtualModem, Liberate agreed to defend the Company against WorldGate's cross-complaint and to undertake to settle the litigation and acquire a dismissal with prejudice of WorldGate's cross-complaint against the Company. On March 20, 2001, the court issued a ruling enforcing a proposed settlement agreement among the parties which included a dismissal with prejudice of WorldGate's cross-complaint against the Company and an agreement by the Company and Liberate not to sue with respect to certain WorldGate technology. The Company continues to evaluate its position in this litigation to take appropriate steps to protect its intellectual property rights.

     From time to time, the Company becomes aware of certain threatened claims against it that may develop into litigation. The Company is not aware of any threatened claim that, if determined adversely to it, would have a material and adverse effect on its business or financial condition. Further, from time to time, the Company is a party to routine litigation arising out of the ordinary course of business, none of which is expected to have a material and adverse effect on its business or financial condition.

     In 1999, as part of the Company's review of its booking performance against customer sales guarantees, the Company anticipated a shortfall on several contracts. In connection with these guarantees, the Company recorded an accrued liability of $1.6 million in 1999. The related expense was included in cost of sales. All contracts with sales guarantees expired in 2000.

     At December 31, 2000, the Company has employment agreements with six executives that expire in 2001 and 2002. The agreements generally provide that the Company will pay a base salary amount and grant stock options to the employees, which vest over a fixed period, typically four years. In the event of a termination without cause, the Company remains obligated to make certain payments as defined in the agreements.

     In 1999 and 2000, the Company entered into severance agreements totaling $0.6 million and $0.3 million, respectively, with certain executives that provide for salary continuation for up to six months and Company payment of health insurance premiums.

4. INVESTMENTS

     The Company held certain short-term investments in 1999 and 2000, which consisted of highly liquid investments with maturities of three months or less, which were classified as cash equivalents. In 1999, the Company also had securities that were held to maturity.

     As of December 31, 1999, the Company had funds in an escrow account, established to pay interest on its long-term indebtedness (see Note 5), which totaled $6.0 million and consisted of securities to be held to maturity. The restricted investments included in the Escrow were carried at amortized cost, which approximated fair value. Substantially all of the investments represented U.S. corporate obligations. During 2000, all funds in the Escrow Account were disbursed.

     At December 31, 2000, our investment in securities available for sale consisted solely of Liberate common stock. The fair value and cost of this investment at December 31, 2000 were $12.1 million and $87.5 million, respectively. During December 2000, we judged the decline in value of our investment in Liberate to be other than temporary. Accordingly, we recognized a charge to other expense of $75.4 million based upon the closing price per share of Liberate common stock of $13.625 as of December 31, 2000. This investment is held by our wholly owned subsidiary, Source Investments, Inc. and is pledged as collateral on our long-term debt.

5. LONG-TERM DEBT

     On October 30, 1997, the Company issued Senior Secured Notes ("Senior Secured Notes" or "Notes") in the principal amount of $100 million, which bear interest at the rate of 12% per annum through November 1, 2004. Interest on the Notes is payable semi-annually on May 1 and November 1 of each year to holders of record at the close of business on April 15th or October 15th immediately preceding the interest payment date. The Company placed approximately $22.6 million of the net proceeds from the offering, representing funds sufficient, together with interest thereon, to pay the first four interest payments on the Notes, into an escrow account. Additionally, the Company placed in escrow $6.0 million in November 1999 from proceeds received in the transaction with Insight (see Note 1). All proceeds in escrow as of December 31, 1999 were subsequently disbursed to pay the May 2000 interest payment. The November 2000 interest payment was made from available cash funds.

     The Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company's subsidiaries (the "Subsidiary Guarantors"), other than Source Investments, Inc. Source Investment, Inc. has pledged the Liberate shares as collateral to secure payment on its Notes. The guarantees are senior obligations of the Subsidiary Guarantors and are secured by substantially all of the assets of the Subsidiary Guarantors. The guarantees rank pari passu in right of payment with all existing and future senior indebtedness of the Subsidiary Guarantors and rank senior in right of payment to all existing and future subordinated obligations of the Subsidiary Guarantors. The guarantees may be released upon the occurrence of certain events. The guarantee executed by IT Network contains a covenant that restricts payment of dividends on its capital stock to an amount sufficient to cover debt service on the Notes, redemptions or repurchases of the Notes or the Company's Senior PIK Preferred Stock (see Note
6), dividends on the Preferred Stock and corporate overhead. The assets of the Company consist solely of the capital stock of its subsidiaries, investments in Liberate and SourceSuite, and the remaining invested proceeds from Insight's equity investment and the issuance of the Notes and the Preferred Stock and related warrants. Financial statements for the Subsidiary Guarantors and the parent, Source Media, Inc., on a non-consolidated basis, are not presented because management has determined that they would not be material to investors. In conjunction with the formation of SourceSuite, the Company pledged its membership units in SourceSuite as collateral to secure payments on the Notes.

     On December 13, 1999, $3.75 million of Notes were tendered to the Company and additional cash was received in exchange for an exercise of warrants to purchase shares of common stock. In 2000, the Company issued 674,005 shares of common stock in exchange for Notes with a carrying value of $7.7 million. These transactions resulted in extraordinary gains of $4.2 million. Interest payments of $12.1 million, $12.0 million and $11.1 million were made in 1998, 1999 and 2000, respectively.

     Except as described below, the Company may not redeem the Notes prior to November 1, 2001. On or after such date, the Company may redeem the Notes, in whole or in part, at any time, at various redemption prices set forth in the indenture governing the Notes, together with accrued and unpaid interest, if any, to the date of redemption. The Notes are not subject to any sinking fund requirement. All Notes are due November 1, 2004. Upon the occurrence of a change in control, the Company will be required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of the repurchase. The indenture contains certain covenants including, but not limited to, limitations on indebtedness, restricted payments, liens, restrictions on distributions from restricted subsidiaries, sales of assets and subsidiary stock, affiliate transactions, issuances of capital stock of restricted subsidiaries and sale/leaseback transactions. As of December 31, 2000, $88.5 million of Notes were outstanding and the dealer quoted value of a Note was $0.20 per dollar face value, resulting in an aggregate fair market value of the outstanding Notes of approximately $17.7 million.

6. PREFERRED STOCK

     SENIOR PIK PREFERRED STOCK

     On October 30, 1997, the Company issued 800 units (the "Units") of the Preferred Stock and warrants for an aggregate purchase price of $20 million, Each Unit consisted of 1,000 shares of non-voting Senior Preferred Stock (the "Preferred Stock"), with a liquidation preference of $25.00 per share, and
558.75 warrants (the "October 1997 Warrants"). Each October 1997 Warrant entitles the holder to purchase one share of the Company's common stock at a purchase price of $0.01 per share. In the aggregate, the October 1997 Warrants represent the right to purchase 447,000 shares of common stock. The Units were sold in connection with the Company's acquisitions of certain assets.

     Dividends on the Preferred Stock are payable quarterly on each February 1, May 1, August 1 and November 1, commencing February 1, 1998, at a rate of
13 1/2% of the liquidation preference per share. At the Company's option, any dividend payment occurring on or prior to November 1, 2002 may be paid either in cash or by the issuance of additional shares of Preferred Stock with a liquidation preference equal to the amount of such dividends; thereafter, dividends will be paid in cash. The certificate of designation establishing the Preferred Stock limits the amount of cash dividends that may be paid on the Preferred Stock. Prior to November 1, 2002, the Preferred Stock is not redeemable. On or after November 1, 2002, the Company may redeem the Preferred Stock, in whole or in part, at any time, at various redemption prices, plus accumulated and unpaid dividends, to the date of redemption. Upon the occurrence of a change in control, the Company will be required to make an offer to purchase the outstanding shares of the Preferred Stock at a price equal to 101% of the liquidation preference thereof, plus accumulated and unpaid dividends, to the date of purchase. The Preferred Stock will be subject to mandatory redemption in whole on November 1, 2007, at a price equal to 100% of the then effective liquidation preference thereof, plus, without duplication, all accrued and unpaid dividends to the date of redemption. The certificate of designation contains certain covenants including, but not limited to, limitations on indebtedness, restricted payments, affiliate transactions, issuances of capital stock of restricted subsidiaries and sale/leaseback transactions.

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

     The fair market value of the October 1997 Warrants, which was estimated to be approximately $5.5 million, was credited to capital in excess of par value and the Preferred Stock was recorded at a corresponding discount. Additionally, $1.2 million of issuance costs were recorded on the Preferred Stock. The discount and issuance costs on the Preferred Stock are being accreted as additional preferred stock dividends using the effective dividend rate method over a ten-year period. The fair value of the Preferred Stock at December 31, 2000 was $0.5 million based on dealer quoted market prices.

     During 1999 and 2000, the quarterly dividends due on the Preferred Stock were paid through the issuance of additional Preferred Stock having an aggregate liquidation preference of $3.2 million and $2.7 million, respectively, with terms identical to those of the Preferred Stock. The estimated fair market value of the stock issued in lieu of a cash payment on the respective dividend dates totaled $1.8 million in 1999 and $1.3 million in 2000, which were recorded as preferred stock dividends.

     During the second and third quarters of 2000, the Company entered into a number of agreements whereby it exchanged shares of its common stock for shares of Preferred Stock. In each instance, the exchange ratio was 1.2 common shares for each share of Preferred Stock. The Company issued 725,064 shares of common stock with a market value of $4.4 million, in exchange for Preferred Stock with a carrying value of $11.2 million. Dividends on preferred shares were deducted from the difference between the carrying value of preferred shares and the market value of the common shares issued to determine the amount to be added back in arriving at net loss available to common shareholders for 2000.

     NON-PARTICIPATING PREFERRED STOCK

     In 1999, a new Non-Participating Preferred Stock was issued in connection with the closing of the transaction to form the joint venture with Insight. One share was authorized and issued to Insight. The new share of preferred stock has a par value of $.001 per share and entitles Insight to designate a certain number of members of the Board of Directors (based on Insight's ownership percentage of Source Media, Inc. common stock), committee representation and preemptive rights to maintain its ownership percentage. The share may not be transferred without the written consent of the Company and is subject to mandatory redemption in the event that the holder owns less than two and one-half percent of the voting stock of the Company on a fully diluted basis.

7. STOCK OPTIONS, WARRANTS, EMPLOYEE STOCK PURCHASE PLAN AND RETIREMENT PLAN

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

    The following table is a summary of stock option activity under the employee stock option plans during the years ended December 31, 1998, 1999, and 2000:


                                                                                                    WEIGHTED
                                                                                                    AVERAGE
                                       OPTIONS         SHARES                      OPTIONS OR       EXERCISE
                                      AVAILABLE         UNDER       AGGREGATE       EXERCISE          PRICE
EMPLOYEE STOCK OPTION ACTIVITY        FOR GRANT        OPTION         PRICE      PRICE PER SHARE    PER SHARE
------------------------------        ----------        ------     -----------   ---------------    ---------
BALANCE AT DECEMBER 31, 1997....         473,324        975,707    $ 8,863,732    $0.74 - $13.31     $ 9.08
  Options authorized............         575,000             --             --                --         --
  Options granted...............      (1,068,201)     1,068,201      9,357,781     6.28 -  14.00       8.76
  Options exercised.............              --        (51,888)      (469,317)    0.74 -  11.12       9.04
  Options canceled -- 1995
    Plan........................          38,653        (38,653)      (353,452)    6.41 -  11.12       9.14
  Options canceled -- Other
    Plans.......................              --         (9,898)       (96,272)    3.72 -   9.77       9.73
                                      ----------      ---------    -----------    --------------     ------
BALANCE AT DECEMBER 31, 1998....          18,776      1,943,469    $17,302,472    $3.72 - $14.00     $ 8.90
  Options Authorized............       2,582,589             --             --                --         --
  Options Granted...............      (1,276,965)     1,276,965     19,177,596     6.63 -  16.63      15.02
  Options Exercised.............              --       (579,076)    (4,980,295)    3.72 -  13.31       8.60
  Options Cancelled -- 1995
    Plan........................         248,285       (248,285)    (2,744,506)    6.41 -  16.63      11.05
  Options Cancelled -- Other
    Plans.......................              --           (469)        (4,581)             9.77       9.77
                                      ----------      ---------    -----------    --------------     ------
BALANCE AT DECEMBER 31, 1999....       1,572,685      2,392,604    $28,750,686    $3.72 - $16.63     $12.02
  Options Authorized............              --             --             --                --         --
  Options Granted...............        (825,500)       825,500      6,124,460     3.03 -  11.94       7.42
  Options Exercised.............                       (106,280)      (938,575)    6.41 -  16.63       8.83
  Options Cancelled -- 1995
    Plan........................         338,815       (338,815)    (4,106,493)    6.41 -  16.63      12.12
  Options Cancelled -- Other
    Plans.......................         103,000       (103,000)    (1,010,838)    7.56 -  11.94       9.81
                                      ----------      ---------    -----------    --------------     ------
BALANCE AT DECEMBER 31, 2000....       1,189,000      2,670,009    $28,819,240    $3.03 - $16.63     $10.79
                                      ==========      =========    ===========    ==============     ======

     On January 2, 1998, the Company granted stock options to its employees, which fully vest on January 2, 2004. If certain target stock prices are met, the vesting accelerates. As a portion of the underlying shares for these options had not been authorized by the common stockholders at the date of grant, the portion of unauthorized options were treated as a variable compensation plan through July 28, 1998, when the stockholders authorized the shares. Separately, in 2000, the Company accelerated vesting and modified the terms of stock options associated with the severance of an employee, which resulted in $0.6 million of compensation expense on the new measurement date. Total stock compensation expense amounted to $2.1 million, $1.1 million, and $1.1 million in selling, general and administrative expense during 1998, 1999, and 2000, respectively.

     In 1999, the option price of the stock for shares granted in excess of authorized shares was greater than the price on the date the shares were authorized by the shareholders, therefore, no variable compensation expense was recorded on the 1999 grant.

     During 1995, the Company adopted the 1995 Nonqualified Stock Option Plan for Non-Employee Directors (the "Directors' Plan"). The Directors' Plan provides for the automatic annual grant to each non-employee director of the Company an option to purchase 3,000 shares of common stock. Options granted under the Directors' Plan have an exercise price equal to the fair market value of the common stock (calculated as the average of the closing prices for the five trading days prior to the grant date) and are exercisable at any time from the date of grant until the fifth anniversary thereof. The Directors' Plan, as amended on May 21, 1997, provides for the grant of options to purchase up to 300,000 shares of common stock. The following table is a summary of stock option activity under the Directors' Plan during the years ended December 31, 1998, 1999, and 2000:

       DIRECTORS' PLAN              OPTIONS      SHARES                      OPTION OR      WEIGHTED AVERAGE
        STOCK OPTION               AVAILABLE      UNDER      AGGREGATE       EXERCISE           EXERCISE
          ACTIVITY                 FOR GRANT     OPTION        PRICE      PRICE PER SHARE   PRICE PER SHARE
  ------------------------         ---------    ---------    ----------   ---------------   ----------------
  BALANCE AT DECEMBER 31, 1997...    95,000       45,000     $  406,950   $ 5.91 - $10.89       $ 9.04
  Options granted................   (33,000)      33,000        617,670    13.77 -  22.84        18.72
  Options exercised..............        --       (6,000)       (63,938)   10.43 -  10.89        10.66
                                    -------      -------     ----------   ---------------       ------
  BALANCE AT DECEMBER 31, 1998...    62,000       72,000        960,682     5.91 -  22.84        13.34
  Options Granted................   (18,000)      18,000        237,384             13.19        13.19
  Options Exercised..............        --      (12,000)      (127,875)   10.43 -  10.89        10.66
                                    -------      -------     ----------   ---------------       ------
  BALANCE AT DECEMBER 31, 1999...    44,000       78,000     $1,070,191   $ 5.91 - $22.84       $13.72
  Options Granted................   (18,000)      18,000         19,856              1.10         1.10
  Options Exercised..............        --       (3,000)       (17,730)             5.91         5.91
  Options Cancelled..............    15,000      (15,000)      (118,355)    1.10 -  13.19         7.89
                                    -------      -------     ----------   ---------------       ------
  BALANCE AT DECEMBER 31, 2000...    41,000       78,000     $  953,962   $ 1.10 - $22.84       $12.23
                                    =======      =======     ==========   ===============       ======

     Pursuant to an agreement, each of the 176,958 options for ICTI common shares outstanding at the effective time of the acquisition of the remaining minority interest of ICTI was exchanged for an option (a "Replacement Option") to purchase shares of common stock of Source Media. During 2000, no Replacement Options were exercised. As of December 31, 2000, the remaining options represent the right to purchase 23,927 shares of common stock at a weighted average exercise price of $4.10 per share.

     Certain additional information for all outstanding options as of December 31, 2000, is being presented based on a range of exercise prices as follows:

                                                                            EXERCISE PRICES
                                                           $1.10 - $4.15    $4.62 - $16.63    $17.54 - 22.84
                                                           -------------    --------------    --------------
        Number of outstanding options...................       193,427          2,515,582            39,000
        Weighted average exercise price of outstanding
          Options.......................................    $     3.04        $     10.46       $     18.78
        Weighted average remaining contractual life.....     9.3 years         7.53 years        7.36 years
        Number of options exercisable...................        35,837          1,390,544            25,890
        Weighted average exercise price of options
          Exercisable...................................    $     3.10        $     10.94       $     19.40

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


                                                  1998            1999             2000
                                                  ----            ----             ----
       Risk-free interest rate...........         5.31%           4.83%            6.11%
       Expected dividend yield...........         0.00%           0.00%            0.00%
       Expected volatility...............           76%            104%             119%
       Expected lives....................        2.7 years       2.6 years       4.0 years

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

     The weighted-average fair value of stock options granted during the years ended December 31, 1998, 1999 and 2000 was $4.50, $9.35, and $5.67,
respectively. For purposes of the pro forma disclosures, the estimated fair value of stock options granted from January 1, 1995 through December 31, 2000 have been amortized to expense over the vesting period. The Company's pro forma information for FAS 123 follows (in thousands, except for loss per common share information):

                                                                                     1998       1999       2000
                                                                                   --------   --------   --------
           Net loss attributable to common stockholders.............  As reported  $ 62,626   $ 40,019   $ 19,808
                                                                      Pro forma      64,271     44,548     22,411
           Net loss per common share................................  As reported      5.21       2.93       1.17
                                                                      Pro forma        5.35       3.26       1.33

Warrants

     The Company has issued warrants for the purchase of shares of its common stock from time to time in connection with various financing transactions and for advisory and consulting services provided to the Company. The majority of the warrants provide for registration rights. As of December 31, 2000, outstanding warrants for the purchase of common stock of the Company were:

                    SHARES ISSUABLE          EXERCISE PRICE
                     UPON EXERCISE             PER SHARE                EXPIRATION DATE
                     -------------           ---------------            ---------------
                       1,015,338                 $ 6.00                  November 2001
                         100,000                   6.41                  May 2001
                       2,226,763(1)               11.00                  December 2001
                          83,085                  10.80                  February 2001
                         147,394                  10.50                  December 2002
                          85,878                   6.00                  March 2004
                             175                   4.38                  June 2007
                         450,000                  20.00                  November 2004
                       4,596,786                  20.00                  November 2004
                         150,864                   0.01                  November 2007
                      ----------
                       8,856,283
                      ==========


(1) In the event the sales price of the Company's common stock equals or exceeds $13.00 per share for 10 consecutive trading days, the Company will have the right to call warrants representing 2,226,813 common shares upon 20 days written notice at a price of $11.00 per share.

Anti-Dilution Provisions

     Certain of the warrants to purchase common stock contain anti-dilution provisions whereby the exercise price and the number of shares exercisable pursuant to the warrants may be adjusted from time to time upon the occurrence of certain events.

997758 Class Y Stock Exchange Rights

     On September 24, 1992, the Company's subsidiary, 997758, entered into an agreement with an individual to issue shares of 997758's nonvoting Class Y shares in exchange for Class A Subordinate Voting Shares and Class B Multiple Voting Shares of ICTI owned by such individual. The individual has the right at any time through May 20, 2001, to exchange any or all of the Class Y shares of 997758 for up to an aggregate of 206,376 shares of the Company's common stock. Each exercise of the exchange rights shall include at least Cdn $150,000 in value of Class Y shares of 997758 being exchanged for the Company's common stock.

Employee Stock Purchase Plan and Retirement Plan

     During July 1996, the Company's Board of Directors adopted the Employee Stock Purchase Plan (the "Plan"), which was approved by the Company's stockholders at the 1997 annual meeting. Under the Plan, eligible employees may purchase shares of the Company's common stock at a discount through voluntary monthly payroll deductions with a maximum contribution being 10% of an eligible employee's salary, beginning in September 1996. Semi-annually, on June 30 and December 31, participant account balances are used to purchase shares at the lesser of 85 percent of the fair market value of the common stock on either the first or last day of the subscription period. In connection with the Plan, the Company has set aside 187,605 shares of common stock held in treasury. On June 30, 2000 and December 31, 2000, 17,445 shares and 62,854 shares of common stock were purchased by employees at prices of $3.0281 per share and $0.39843 per share, respectively.

     The Company sponsors a defined contribution plan covering substantially all employees; the plan is qualified under Section 401(k) of the Internal Revenue Code. Under the provisions of the plan, eligible participating employees may elect to contribute up to the maximum amount of tax-deferred contribution allowed by the Internal Revenue Code.

Shares Reserved for Future Issuance

     As of December 31, 2000, common shares reserved for future issuance were as follows:

                                                         NUMBER OF
                   SECURITY                            RESERVED SHARES
                   --------                            ---------------
           Warrants ................................      8,856,283
           Stock options ...........................      2,771,936
           Employee stock purchase plan ............        187,605
           997758 Class Y Stock exchange rights ....        206,376
                                                         ----------
                                                         12,022,200
                                                         ==========

8. NOTES RECEIVABLE FROM STOCKHOLDERS

     On May 20, 1993, the Company lent $0.8 million to the individual holding Class Y shares of 997758, which note is secured by the individual's holdings in 997758 and bears interest at a rate per annum of 2%, payable quarterly. The unpaid principal and interest become due on May 20, 2001. The Company recorded a discount to reflect the difference between the actual interest rate and a reasonable market rate (10%). The note and accrued interest, net of unamortized discount, are reflected as a reduction of minority interests in the accompanying consolidated balance sheet.

9. LEASES

     The Company leases office space and various office equipment under operating leases. Rent expense was $1.1 million, $1.1 million and $.8 million for the years ended December 31, 1998, 1999, and 2000, respectively.

     At December 31, 2000, aggregate amounts of future minimum payments under lease commitments are as follows:

                                                             OPERATING LEASES
                                                             ----------------
                                                               (IN THOUSANDS)
       2001....................................                    $   841
       2002....................................                         44
       2003....................................                         10
                                                                   -------
                 Total future minimum lease payments               $   895
                                                                   =======

10. INCOME TAXES

     For the years ended December 31, 1998, 1999 and 2000, the Company had no provision or benefit for income taxes because the deferred benefit from operating losses was offset by an increase in the valuation allowance of $18.3 million, $9.9 million and $9.6 million, respectively. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                1998             1999              2000
                                                            ------------     ------------     ------------
Deferred tax liabilities:
Tax over book depreciation .............................    $   (523,243)    $   (353,932)    $   (293,487)
Book over tax basis in investment in joint venture .....              --       (3,909,790)              --
Book over tax basis in stock investment ................              --               --       (1,486,660)
Other ..................................................          (7,706)         (19,707)         (58,275)
                                                            ------------     ------------     ------------
          Total deferred tax liabilities ...............        (530,949)      (4,283,429)      (1,838,422)
Deferred tax assets:
  Net operating loss carryforwards .....................      32,431,574       46,376,006       51,155,392
  Investment tax credits ...............................         488,025          459,279          332,916
  Unearned income ......................................         787,065          712,132        1,328,969
  Book over tax basis of intangibles ...................      10,420,726       10,290,481       10,124,887
  Reserve for intangible asset impairment ..............         739,763               --        2,067,560
  Accrued expenses .....................................         927,397        1,527,482        1,488,294
  Other ................................................         143,312          227,303          270,464
                                                            ------------     ------------     ------------
          Total deferred tax assets ....................      45,937,862       59,592,683       66,768,482
Valuation allowance for deferred tax assets ............     (45,406,913)     (55,309,254)     (64,930,060)
                                                            ------------     ------------     ------------
Net of valuation allowance .............................         530,949        4,283,429        1,838,422
                                                            ------------     ------------     ------------
Net deferred tax asset                                                --               --               --
                                                            ============     ============     ============

     At December 31, 2000, the Company had net operating loss carryforwards of approximately $137.4 million for United States income tax purposes that expire in 2003 through 2020, which may be used to reduce future United States taxable income. The Internal Revenue Code, as amended, imposes limitations on the use of net operating loss carryforwards if certain stock ownership changes occur. An ownership change occurred in 1995 that caused utilization of $23.1 million of the Company's net operating losses to be limited to approximately $9.0 million in a given year.

     At December 31, 2000, ICTI had net operating loss carryforwards for Canadian income tax purposes of approximately Cdn $0.7 million, expiring in 2002 through 2003, which may be used to reduce future Canadian taxable income of ICTI. ICTI also has available at December 31, 2000 investment tax credits totaling Cdn $0.5 million, expiring in 2001 through 2002.

     Certain transactions between ICTI and its subsidiaries in 1998 resulted in utilization of approximately Cdn $4.0 million of Canadian net operating loss carryforwards.

11. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

     The Company performs ongoing credit evaluations of its customers and does not require collateral. Overall concentrations of credit risk with respect to receivables, except for the customers discussed below, are limited because of the large number of customers in the Company's customer base, the relatively small dollar amount of individual customer balances and their dispersion across many different industries and geographic areas. The balance of the allowance for doubtful accounts at December 31, 1998, 1999 and 2000 is $0.4 million, $0.6 million and $0.7 million, respectively. Bad debt expense of $1.1 million, $0.3 million and $0.6 million was recorded in the years ended December 31, 1998, 1999 and 2000, respectively. Write-offs against the allowance totaled $0.8 million, $0.1 million and $0.5 million in 1998, 1999 and 2000, respectively.

     As of December 31, 1999 and 2000, balances due from BellSouth Advertising and Publishing represented 16% and 18%, respectively, of the Company's accounts receivable. No other customer represented more than 10% of the Company's accounts receivable as of December 31, 1999 or 2000.

     For the years ended December 31, 1998, 1999, and 2000, a major customer accounted for 12%, 18%, and 19% of monetary revenue, respectively. No other customer accounted for greater than 10% of monetary revenues for any of the three years ended December 31, 2000.

12. CHANGE IN ACCOUNTING PRINCIPLE - ADOPTION OF SAB 101

     Effective January 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Previously, the Company had recognized all or a portion of monetary revenues and associated costs relating to certain print ads included in yellow page telephone books at the time of distribution by the directory publishers. Since the Company generally provides interactive advertising services in connection with the print ads, under the new accounting method adopted retroactive to January 1, 2000, the Company now recognizes monetary revenues and associated costs for on the print ads and related interactive advertising services on a straight-line basis over the term of the related contracts, which is typically one year commencing at the time of the annual distribution of the applicable local yellow pages directory.

     The cumulative effect of the change on prior years resulted in a charge to operations of $1.2 million and an increase in revenues of $3.8 million, which are included in results of operations for the year ended December 31, 2000. The effect of the change on the year ended December 31, 2000 was to decrease net loss before extraordinary items and the cumulative effect of the accounting change by $0.2 million ($0.01 per share). Assuming the accounting change was made retroactively to prior periods, pro forma net loss attributable to common stockholders (unaudited) and net loss per common share attributable to common stockholders (unaudited) would have been $63.6 million and $5.30 for the year ended December 31, 1998 and $40.2 million and $2.94 for the year ended December 31, 1999.

13. EQUITY IN SOURCESUITE JOINT VENTURE

     On November 17, 1999 the Company completed the creation of a joint venture with Insight to conduct the business of its former VirtualModem and Interactive TV lines of business. The investment in the joint venture was accounted for by the equity method. The Company contributed certain assets of the "VirtualModem" and "Interactive Channel" products and businesses in exchange for a 50% ownership in the joint venture. Insight contributed $13 million in cash to the joint venture in exchange for a 50% interest. In connection with the formation of this venture, the Company issued warrants to Insight to purchase 4,596,786 shares of its common stock at $20 share and sold 842,105 shares of its common stock to Insight for $12 million ($14.25 per share). On March 3, 2000, the joint venture conveyed its Interactive TV line of business to SourceSuite, and Source Media and Insight each sold their interests in the joint venture to Liberate in exchange for the issuance to each of Source Media and Insight of 886,000 shares of Liberate common stock and $4.4 million of cash. The Company and Insight each contributed $4.4 million of cash to SourceSuite in return for a 50% ownership interest in the joint venture.

     This transaction resulted in a gain for the Company of $75.0 million in the first quarter. The gain was calculated based on the cash received and the closing price of Liberate common stock on March 3, 2000 (the closing date) of $98.6875 per share, net of the Company's adjusted book basis in the joint venture investment of $16.9 million. The Company has net operating loss carry forwards in excess of the tax effect of this gain and, consequently, has reported no current or deferred income tax expense.

     The following represents the unaudited pro forma results of operations of Source Media as if the Company's prior joint venture with Insight and subsequent sale to Liberate and the formation of SourceSuite had occurred on January 1, 1999 (in thousands except for per share data).

                                                             YEAR ENDED DECEMBER 31,
                                                              1999            2000
                                                            --------        --------
Pro forma total revenues                                    $ 20,928        $ 18,637
Pro forma operating loss                                     (12,128)        (12,726)
Pro forma net loss attributed to common stockholders         (12,892)        (18,722)
Pro forma net loss per common share                           (2.06)          (1.27)

     SourceSuite is managed by the Company within the terms of the operating agreement and the annual operating plan approved by the Management Committee. Special actions by SourceSuite require approval of a four-member management committee with equal representation, by both Source Media and Insight, on the Management Committee. The Operating Agreement of SourceSuite restricts any distribution of equity to members for a period of three years.

     The Company has recorded its share of SourceSuite's results of operations using the equity method in the Consolidated Statement of Operations. Assets contributed to SourceSuite have been valued based on an independent appraisal of fair value and allocated to assets, liabilities and goodwill.

     The Company records amortization of the assets contributed to the joint venture on its historical basis.

     Summary financial data of SourceSuite at December 31, 2000 is as follows (in thousands):

                  ASSETS:
                    Current assets............................       $  3,670
                    Software development costs................            188
                    Property and equipment, net...............            600
                    Intangible assets, net....................            762
                                                                     --------
                                                                     $  5,220
                                                                     ========

                  LIABILITIES AND MEMBERS' EQUITY:
                    Current liabilities.......................       $  1,204
                    Members' equity...........................          4,016
                                                                     --------
                                                                     $  5,220
                                                                     ========

                    Revenues..................................       $    128
                    Net loss..................................       $ (5,951)

Summary financial data of the joint venture (formed on November 17, 1999 and subsequently sold on March 3, 2000) at December 31, 1999 is as follows (in thousands):

                  ASSETS:
                    Current assets............................       $ 13,150
                    Property and equipment, net...............            588
                    Intangible assets, net....................         13,834
                                                                     --------
                                                                     $ 27,572
                                                                     ========

                  LIABILITIES AND MEMBERS' EQUITY:
                    Current liabilities.......................       $  1,981
                    Deferred taxes                                        999
                    Members' equity...........................         24,592
                                                                     --------
                                                                     $ 27,572
                                                                     ========
                  Net Loss:
                    Net loss before taxes.....................       $ (2,192)
                    Income tax benefit                                    784
                                                                     --------
                    Net loss..................................       $ (1,408)
                                                                     ========


14. SEGMENT REPORTING

     In accordance with FAS 131, the Company has identified two reportable operating segments, IT Network and Interactive TV, for disclosure purposes. These two segments are regularly reviewed by the Company's management for determination of the allocation of resources to these businesses.

     IT Network provides rich media content that can be accessed via the Internet, telephone, wireless and personal devices and sells advertising and related support services to clients who sponsor a promotional message with interactive content supplied primarily by IT Network.

     The Interactive TV business is operated through SourceSuite LLC, a 50/50 joint venture we manage, which provides interactive programming services, including a fully interactive program known as SourceGuide, and an information entertainment service known as LocalSource. The Company accounts for its investment in SourceSuite using the equity method. Prior to November 17, 1999, the Interactive TV business included the results of the Interactive Channel and ICTI subsidiaries.

     The total revenues, expenses and assets by reportable operating segments are used in the Company's operations and do not include general corporate overhead and assets not allocated to the operating units. These assets and expenses have been separately disclosed for reconciliation purposes.

     The following are operating results and certain other information by business segment:

                                                                       YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------------
                                                             1998               1999             2000
                                                           ---------          ---------        ---------
                                                                            (IN THOUSANDS)
     Monetary revenues:
       IT Network..........................                $  24,244          $  19,105        $  17,916
       Interactive TV......................                      108                 42               --
                                                           ---------          ---------        ---------
               Total monetary revenues.....                $  24,352          $  19,147        $  17,916
                                                           =========          =========        =========
     Nonmonetary revenues:
       IT Network..........................                $   1,756          $   1,823        $     721
       Interactive TV......................                       --                 --               --
                                                           ---------          ---------        ---------
               Total nonmonetary revenues..                $   1,756          $   1,823        $     721
                                                           =========          =========        =========
     Net revenues:
       IT Network..........................                $  26,000          $  20,928        $  18,637
       Interactive TV......................                      108                 42               --
                                                           ---------          ---------        ---------
               Total net revenues..........                $  26,108          $  20,970        $  18,637
                                                           =========          =========        =========
     Operating loss:
       IT Network (1)......................                $ (29,475)         $  (6,145)       $ (10,090)
       Interactive TV......................                  (11,325)            (9,017)              --
       Corporate...........................                   (7,960)            (9,860)          (2,636)
                                                           ---------          ---------        ---------
               Total operating loss........                $ (48,760)         $ (25,022)       $ (12,726)
                                                           =========          =========        =========
     Equity interest in loss of joint venture:
       Interactive TV......................                $      --          $  (1,013)       $  (4,238)
                                                           =========          =========        =========
     Identifiable assets:
       IT Network..........................                $  19,408          $  15,474        $   6,907
       Interactive TV......................                    8,401             20,675               --
       Corporate...........................                   28,780             21,867           24,149
                                                           ---------          ---------        ---------
               Total identifiable assets...                $  56,589          $  58,016        $  31,056
                                                           =========          =========        =========
     Depreciation and amortization:
       IT Network..........................                $   5,684          $   4,329        $   3,780
       Interactive TV......................                    2,925              2,765               --
       Corporate...........................                      251                218              100
                                                           ---------          ---------        ---------
               Total depreciation and
                 amortization .............                $   8,860          $   7,312        $   3,880
                                                           =========          =========        =========
     Equity investment in joint venture:
       Interactive TV......................                $      --          $  18,669        $   2,008
                                                           =========          =========        =========
     Capital expenditures:
       IT Network..........................                $     993          $     643        $     104
       Interactive TV......................                      432                570               --
       Corporate...........................                       85                 22              227
                                                           ---------          ---------        ---------
               Total capital expenditures..                $   1,510          $   1,235        $     331
                                                           =========          =========        =========

----------

(1) In 1998 and 2000, the operating loss included write-downs of $25.9 million and $5.6 million, respectively, for impairment of intangibles.

15. RESTRUCTURING CHARGES

     In the fourth quarter, as part of the Company's continuing evaluation of its product lines, the Company decided to discontinue its FOB advertising services. The Company will continue to honor commitments on contracts in books that have already published, resulting in a wind-down period through March 2002. As a result of this decision, the Company recognized a charge of $0.2 million included in cost of sales for the write-down of production equipment held for sale and $0.1 million included in selling, general and administrative expenses for non-cancelable lease costs. Additionally, the Company will incur employee severance costs of approximately $0.2 million during the first quarter of 2001 relating to continued restructuring efforts. FOB advertising services generated revenue of approximately $12.4 million, $9.4 million and $8.0 million in 1998, 1999 and 2000 respectively.

16.  FINANCIAL INFORMATION FOR RELATED ISSUERS AND GUARANTORS

     Source Media, Inc. and its wholly owned subsidiaries have operations organized as separate corporate subsidiaries. The Notes discussed in Note 5 result in debt securities that are fully and unconditionally guaranteed, jointly and severally by each of the Company's subsidiaries (the "Subsidiary Guarantors") other than Source Investments, Inc. ("Other Non-Guarantor Subsidiary"). However, Source Investments, Inc. has pledged the Liberate shares as collateral to secure payment on the Notes. The guarantees are senior obligations of the Subsidiary Guarantors and are secured by substantially all of the assets of the Subsidiary Guarantors. The following tables present the financial positions, results of operations, and cash flows for each of the three years ended December 31, 2000 combined into three categories: 1) the operations of Source Media, Inc., 2) Subsidiary Guarantors, and 3) Other Non-Guarantor Subsidiary (in thousands):

                               SOURCE MEDIA, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                                          NON-
                                                             SOURCE MEDIA, SUBSIDIARY  GUARANTOR
                                                                 INC.      GUARANTORS  SUBSIDIARY   ELIMINATIONS CONSOLIDATED
                                                             ------------- ----------  ----------   ------------ ------------

                                     ASSETS

Cash and cash equivalents ...............................    $      --     $   7,771     $       3    $       --     $   7,774
Trade accounts receivable, less allowance
  for doubtful accounts .................................           --         1,402            --            --         1,402
Related party receivables ...............................           --           390            --            --           390
Prepaid expenses and other current assets ...............           --         1,759            --            --         1,759
Investment in securities available for sale .............           --            --        12,072            --        12,072
                                                             ---------     ---------     ---------    ----------     ---------
Total current assets ....................................           --        11,322        12,075            --        23,397
Net property and equipment ..............................           --         1,277            --            --         1,277
Net intangible assets ...................................           --         1,578            --            --         1,578
Investment in SourceSuite LLC............................        2,008            --            --            --         2,008
Investment in SMI Holdings ..............................     (114,342)      165,387            --       (51,045)           --
Investment in Source Investments, Inc....................       12,075        75,373            --       (87,448)           --
Other non-current assets ................................        2,796            --            --            --         2,796
Intercompany ............................................      117,942      (117,942)           --            --            --
                                                             ---------     ---------     ---------    ----------     ---------
Total assets ............................................    $  20,479     $ 136,995     $  12,075    $ (138,493)    $  31,056
                                                             =========     =========     =========    ==========     =========

           LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

Trade accounts payable ..................................    $      --     $   1,315     $      --    $       --     $   1,315
Accrued interest ........................................        1,771            --            --            --         1,771
Other accrued interest ..................................           --         2,020            --            --         2,020
Unearned income .........................................           --         4,267            --            --         4,267
                                                             ---------     ---------     ---------    ----------     ---------
Total current liabilities ...............................        1,771         7,602            --            --         9,373

Long-term debt ..........................................       88,542            --            --            --        88,542
Minority interests in consolidated subsidiaries .........                      3,840            --            --         3,840
Note receivable and accrued interest from
  minority stockholder ..................................           --          (865)           --            --          (865)
Senior redeemable payment-in-kind (PIK)
  preferred stock .......................................        8,571            --            --            --         8,571
Non-participating preferred stock .......................           --            --            --            --            --
Stockholders' equity ....................................      (78,405)      126,418        12,075      (138,493)      (78,405)
                                                             ---------     ---------     ---------    ----------     ---------
Total liabilities and stockholders' equity
  (capital deficiency) ..................................    $  20,479     $ 136,995     $  12,075    $ (138,493)    $  31,056
                                                             =========     =========     =========    ==========     =========

                               SOURCE MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                                    NON-
                                                       SOURCE      SUBSIDIARY    GUARANTOR
                                                     MEDIA, INC.   GUARANTORS    SUBSIDIARY    ELIMINATIONS  CONSOLIDATED
                                                     -----------   ----------    ----------    ------------  ------------

Revenues .........................................    $      --     $  17,916     $      --     $      --     $  17,916
Cost of sales ....................................           --        11,340            --            --        11,340
                                                      ---------     ---------     ---------     ---------     ---------
Gross profit .....................................           --         6,576            --            --         6,576

Selling, general and administrative
  expenses .......................................           --        11,315             8            --        11,323
Impairment of intangible assets ..................           --         5,588            --            --         5,588
Amortization of intangible assets ................           --         2,391            --            --         2,391
                                                      ---------     ---------     ---------     ---------     ---------
                                                             --        19,294             8            --        19,302

Operating loss ...................................           --       (12,718)           (8)           --       (12,726)

Interest (income) expense, net ...................       11,638          (777)           --            --        10,861
Equity interest in losses of joint venture .......        4,238            --            --            --         4,238
Gain on sale of interest in joint venture ........      (74,977)           --            --            --       (74,977)
Equity interest in losses of subsidiary ..........       88,646          (182)           --       (88,464)           --
Other expense (income), net ......................           --           173        75,365            --        75,538
                                                      ---------     ---------     ---------     ---------     ---------
Net loss before extraordinary item ...............      (29,545)      (11,932)      (75,373)      (88,464)      (28,386)

Extraordinary loss - early extinguishment
  of debt ........................................       (4,239)           --            --            --        (4,239)
Cumulative effect of change in accounting
  principle ......................................           --         1,159            --            --         1,159
                                                      ---------     ---------     ---------     ---------     ---------
Net loss .........................................      (25,306)      (13,091)      (75,373)      (88,464)      (25,306)

Preferred stock dividends ........................       (5,498)           --            --            --        (5,498)
                                                      ---------     ---------     ---------     ---------     ---------

Net loss attributable to common
  stockholders ...................................     $(19,808)     $(13,091)     $(75,373)     $(88,464)     $(19,808)
                                                      =========     =========     =========     =========     =========

                               SOURCE MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                DECEMBER 31, 2000
                                 (IN THOUSANDS)


                                                                                          NON-
                                                         SOURCE        SUBSIDIARY      GUARANTOR
                                                      MEDIA, INC.      GUARANTORS      SUBSIDIARY      ELIMINATIONS    CONSOLIDATED
                                                      -----------      ----------      ----------      ------------    ------------

   OPERATING ACTIVITIES
   Net cash used in operating activities ............  $ (11,001)        $ (1,692)        $     (8)        $   --        $ (12,701)

   INVESTING ACTIVITIES
       Capital expenditures .........................         --             (331)              --             --             (331)
       Redemption of short-term investments .........         --            2,500               --             --            2,500
       Redemption of restricted investments .........      5,997              122               --             --            6,119
       Proceeds from sale of joint venture ..........         --            4,392               --             --            4,392
       Investment in  Source Investment .............         (8)          (4,384)              --             --           (4,392)
       Intercompany .................................      3,775           (3,775)              --             --               --
                                                       ---------         --------         --------         ------        ---------
   Net cash provided by (used in) investing
     activities .....................................      9,764           (1,476)              --             --            8,288

   FINANCING ACTIVITIES
       Proceeds from issuance of common
         stock ......................................      1,033               --               --             --            1,033
       Other ........................................        204               29               11             --              244
                                                       ---------         --------         --------         ------        ---------
   Net cash provided by financing activities ........      1,237               29               11             --            1,277

   Net increase (decrease) in cash and cash
     equivalents ....................................         --           (3,139)               3             --           (3,136)
   Cash and cash equivalents at beginning of
     period .........................................         --           10,910               --             --           10,910
                                                       ---------         --------         --------         ------        ---------

   Cash and cash equivalents at end of period .......  $      --         $  7,771         $      3         $   --        $   7,774
                                                       =========         ========         ========         ======        =========

                               SOURCE MEDIA, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                DECEMBER 31, 1999
                                 (IN THOUSANDS)


                                                                                                NON-
                                                                  SOURCE        SUBSIDIARY   GUARANTOR
                                                                MEDIA, INC.     GUARANTORS   SUBSIDIARY  ELIMINATIONS  CONSOLIDATED
                                                                -----------    ------------  ----------  ------------  ------------
                ASSETS

Cash and cash equivalents ....................................  $        --    $     10,910   $     --    $       --    $   10,910
Short-term investments .......................................           --           2,500         --            --         2,500
Restricted investments .......................................        5,997              --         --            --         5,997
Trade accounts receivable, less allowance
  for doubtful accounts ......................................           --           1,643         --            --         1,643
Related party receivables ....................................           --           1,458         --            --         1,458
Prepaid expenses and other current assets ....................           --           1,068         --            --         1,068
Investment in securities available for sale ..................           --              --         --            --            --
                                                                -----------    ------------   --------    ----------    ----------
Total current assets .........................................        5,997          17,579         --            --        23,576
Net property and equipment ...................................           --           2,434         --            --         2,434
Net intangible assets ........................................           --           9,502         --            --         9,502
Investment in SourceSuite LLC ................................       18,669              --         --            --        18,669
Investment in SMI Holdings ...................................      (94,865)        145,910         --       (51,045)           --
Other non-current assets .....................................        3,835              --         --            --         3,835
Intercompany .................................................      114,200        (114,200)        --            --            --
                                                                -----------    ------------   --------    ----------    ----------
Total assets .................................................  $    47,836    $     61,225   $     --    $  (51,045)   $   58,016
                                                                ===========    ============   ========    ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

Trade accounts payable .......................................  $        --    $        955   $     --    $       --    $      955
Accrued interest .............................................        1,991              --         --            --         1,991
Other accrued interest .......................................           --           4,297         --            --         4,297
Unearned income ..............................................           --           1,925         --            --         1,925
                                                                -----------    ------------   --------    ----------    ----------
Total current liabilities ....................................        1,991           7,177         --            --         9,168

Long-term debt ...............................................       96,250              --         --            --        96,250
Minority interests in consolidated
  subsidiaries ...............................................           --           3,840         --            --         3,840
Note receivable and accrued interest from
  minority stockholder .......................................           --            (837)        --            --          (837)
Senior redeemable payment-in-kind (PIK)
  preferred stock ............................................       18,467              --         --            --        18,467
Non-participating preferred stock ............................           --              --         --            --            --
Stockholders' equity .........................................      (68,872)         51,045         --       (51,045)      (68,872)
                                                                -----------    ------------   --------    ----------    ----------
Total liabilities and stockholders' equity
  (capital deficiency) .......................................  $    47,836    $     61,225   $     --    $  (51,045)   $   58,016
                                                                ===========    ============   ========    ==========    ==========

                               SOURCE MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                               DECEMBER 31, 1999
                                 (IN THOUSANDS)


                                                                                        NON-
                                                     SOURCE         SUBSIDIARY       GUARANTOR
                                                   MEDIA, INC.      GUARANTORS       SUBSIDIARY      ELIMINATIONS     CONSOLIDATED
                                                  -------------    -------------    -------------   -------------    -------------
Revenues ......................................   $          --    $      19,147    $          --   $          --    $      19,147
Cost of sales .................................              --           13,164               --              --           13,164
                                                  -------------    -------------    -------------   -------------    -------------
Gross profit ..................................              --            5,983               --              --            5,983

Selling, general and administrative
  expenses ....................................              --           23,714               --              --           23,714
Amortization of intangible assets .............              --            4,713               --              --            4,713
Research and development expenses .............              --            2,578               --              --            2,578
                                                  -------------    -------------    -------------   -------------    -------------
                                                             --           31,005               --              --           31,005

Operating loss ................................              --          (25,022)              --              --          (25,022)

Interest (income) expense, net ................          12,819             (828)              --              --           11,991
Equity interest in losses of joint venture ....           1,013               --               --              --            1,013
Equity interest in losses of subsidiaries .....          24,349               --               --         (24,349)              --
Other expense (income), net ...................              --              155               --              --              155
                                                  -------------    -------------    -------------   -------------    -------------
Net loss ......................................         (38,181)         (24,349)              --         (24,349)         (38,181)

Preferred stock dividends .....................           1,838               --               --              --            1,838
                                                  -------------    -------------    -------------   -------------    -------------
Net loss attributable to common
  stockholders ................................   $     (40,019)   $     (24,349)   $          --   $     (24,349)   $     (40,019)
                                                  =============    =============    =============   =============    =============

                               SOURCE MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                                  NON-
                                                     SOURCE       SUBSIDIARY    GUARANTOR
                                                   MEDIA, INC.    GUARANTORS    SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                                   -----------    ----------    ----------   ------------   ------------
OPERATING ACTIVITIES
Net cash used in operating activities ..........   $   (12,281)   $  (14,456)   $       --   $         --   $    (26,737)

INVESTING ACTIVITIES
    Capital expenditures .......................            --        (1,235)           --             --         (1,235)
    Redemption of restricted
      investments ..............................         6,000            --            --             --          6,000
    Purchase of short-term investments .........            --        (2,500)           --             --         (2,500)
    Capitalized acquisition costs ..............            --          (478)           --             --           (478)
    Investment in SourceSuite LLC ..............          (477)          477            --             --             --
    Intercompany ...............................       (17,441)       17,441            --             --             --
                                                   -----------    ----------    ----------   ------------   ------------
Net cash provided by (used in)
  investing activities .........................       (11,918)       13,705            --             --          1,787

FINANCING ACTIVITIES
    Proceeds from issuance of common
      stock upon exercise of stock
      options and warrants .....................        11,971            --            --             --         11,971
    Proceeds from issuance of common
      stock ....................................        12,000            --            --             --         12,000
    Other ......................................           228            (1)           --             --            227
                                                   -----------    ----------    ----------   ------------   ------------
Net cash provided by financing activities ......        24,199            (1)           --             --         24,198

Net increase (decrease) in cash and
  cash equivalents .............................            --          (752)           --             --           (752)
Cash and cash equivalents at beginning
  of period ....................................            --        11,662            --             --         11,662
                                                   -----------    ----------    ----------   ------------   ------------

Cash and cash equivalents at end of
  period .......................................   $        --    $   10,910    $       --   $         --   $     10,910
                                                   ===========    ==========    ==========   ============   ============

                               SOURCE MEDIA, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                DECEMBER 31, 1998
                                 (IN THOUSANDS)


                                                                                              NON-
                                                                    SOURCE     SUBSIDIARY  GUARANTOR
                                                                  MEDIA, INC.  GUARANTORS  SUBSIDIARY  ELIMINATIONS  CONSOLIDATED
                                                                  -----------  ----------  ----------  ------------  ------------
                                     ASSETS

   Cash and cash equivalents ..................................   $        --  $   11,662  $       --  $         --  $     11,662
   Restricted investments .....................................        11,716          --          --            --        11,716
   Trade accounts receivable, less
      allowance for doubtful accounts .........................            --       3,596          --            --         3,596
   Prepaid expenses and other current assets ..................            --       1,384          --            --         1,384
                                                                  -----------  ----------  ----------  ------------  ------------
   Total current assets .......................................        11,716      16,642          --            --        28,358
   Net property and equipment .................................            --       4,400          --            --         4,400
   Net intangible assets ......................................            --      19,019          --            --        19,019
   Investment in SMI Holdings .................................       (67,029)    123,479          --       (56,450)           --
   Other non-current assets ...................................         4,812          --          --            --         4,812
   Intercompany ...............................................        97,620     (97,620)         --            --            --
                                                                  -----------  ----------  ----------  ------------  ------------
   Total assets ...............................................   $    47,119  $   65,920  $       --  $    (56,450) $     56,589
                                                                  ===========  ==========  ==========  ============  ============

   LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

   Trade accounts payable .....................................   $        --  $    2,501  $       --  $         --  $      2,501
   Accrued interest ...........................................         2,000          --          --            --         2,000
   Other accrued interest .....................................            --       2,159          --            --         2,159
   Unearned income ............................................            --       1,750          --            --         1,750
                                                                  -----------  ----------  ----------  ------------  ------------
   Total current liabilities ..................................         2,000       6,410          --            --         8,410

   Long-term debt .............................................       100,000          --          --            --       100,000
   Minority interests in consolidated
     subsidiaries .............................................            --       3,840          --            --         3,840
   Note receivable and accrued interest
     from minority stockholder ................................            --        (780)         --            --          (780)
   Senior redeemable payment-in-kind (PIK)
     preferred stock ..........................................        16,628          --          --            --        16,628
   Stockholders' equity .......................................       (71,509)     56,450          --       (56,450)      (71,509)
                                                                  -----------  ----------  ----------  ------------  ------------
   Total liabilities and stockholders'
     equity (capital deficiency) ..............................   $    47,119  $   65,920  $       --  $    (56,450) $     56,589
                                                                  ===========  ==========  ==========  ============  ============

                               SOURCE MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                                         NON-
                                                      SOURCE        SUBSIDIARY        GUARANTOR
                                                    MEDIA, INC.     GUARANTORS        SUBSIDIARY    ELIMINATIONS       CONSOLIDATED
                                                  -------------     ----------        ----------    ------------      ------------

Revenues ....................................        $     --         $ 24,352         $     --        $     --         $ 24,352
Cost of sales ...............................              --           12,674               --              --           12,674
                                                     --------         --------         --------        --------         --------
Gross profit ................................              --           11,678               --              --           11,678

Selling, general and administrative
  expenses ..................................              --           24,772               --              --           24,772
Impairment of intangible assets .............              --           25,936               --              --           25,936
Amortization of intangible assets ...........              --            6,320               --              --            6,320
Research and development expenses ...........              --            3,410               --              --            3,410
                                                     --------         --------         --------        --------         --------
                                                           --           60,438               --              --           60,438

Operating loss ..............................              --          (48,760)              --              --          (48,760)

Interest (income) expense, net ..............          12,830           (1,933)              --              --           10,897
Equity interest in losses of subsidiaries ...          46,800               --               --         (46,800)              --
Other expense (income), net .................              --              (27)              --              --              (27)
                                                     --------         --------         --------        --------         --------
Net loss ....................................         (59,630)         (46,800)              --         (46,800)         (59,630)

Preferred stock dividends ...................           2,996               --               --              --            2,996
                                                     --------         --------         --------        --------         --------

Net loss attributable to common
  stockholders ..............................        $(62,626)        $(46,800)        $     --        $(46,800)        $(62,626)
                                                     ========         ========         ========        ========         ========

                               SOURCE MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                DECEMBER 31, 1998
                                 (IN THOUSANDS)


                                                                                          NON-
                                                       SOURCE         SUBSIDIARY       GUARANTOR
                                                     MEDIA, INC.      GUARANTORS       SUBSIDIARY    ELIMINATIONS    CONSOLIDATED
                                                   -------------      ----------       ----------    ------------    ------------

OPERATING ACTIVITIES
Net cash used in operating activities .......        $ (12,979)        $ (10,426)        $   --        $   --        $ (23,405)

INVESTING ACTIVITIES
    Capital expenditures ....................               --            (1,510)            --            --           (1,510)
    Redemption of short-term
      investments ...........................               --            15,682             --            --           15,682
    Redemption of restricted
      investments ...........................           12,000                --             --            --           12,000
    Intercompany ............................              495              (495)            --            --               --
                                                     ---------         ---------         ------        ------        ---------
Net cash provided by (used in)
  investing activities ......................           12,495            13,677             --            --           26,172

FINANCING ACTIVITIES
    Proceeds from issuance of
      common stock upon exercise of
      stock options and warrants ............              641                --             --            --              641
    Other ...................................             (157)              (20)            --            --             (177)
                                                     ---------         ---------         ------        ------        ---------
Net cash provided by financing
  activities ................................              484               (20)            --            --              464

Net increase (decrease) in cash and
  cash equivalents ..........................               --             3,231             --            --            3,231
Cash and cash equivalents at
  beginning of period .......................               --             8,431             --            --            8,431
                                                     ---------         ---------         ------        ------        ---------

Cash and cash equivalents at end of
  period ....................................        $      --         $  11,662         $   --        $   --        $  11,662
                                                     =========         =========         ======        ======        =========

17. SUBSEQUENT EVENTS

     In March 2001, the Company hired UBS Warburg LLC as its financial advisor to help the Company evaluate strategic alternatives for the Company.

     Since January 2001, the Company has taken steps to reduce its workforce to contain expenses. The Company continues to evaluate its workforce requirements in light of its business strategy and goals.

UNAUDITED QUARTERLY FINANCIAL DATA

     The following table includes selected unaudited quarterly financial data for the years ended December 31, 2000 and 1999, including selected data previously reported by the Company on Form 10-Q during 2000 and restated data to include the effects, effective January 1, 2000, of the Company's adoption of EITF 99-17 and Staff Accounting Bulletin No. 101. See Notes 1 and 12 included in the Notes to our Consolidated Financial Statements. All amounts presented are in thousands of dollars, except share and per share data.

                                                                 FIRST QUARTER              SECOND QUARTER
                                                                     ENDED                       ENDED
                                                                 MARCH 31, 2000             JUNE 30, 2000
                                                            ----------------------     -----------------------
                                                                AS                         AS
                                                            PREVIOUSLY      AS         PREVIOUSLY        AS
                                                             REPORTED     RESTATED      REPORTED      RESTATED
                                                             --------     --------      --------      --------
Monetary revenues(1)                                         $  3,976     $  4,468      $  4,587      $  4,639
Nonmonetary revenues(1)                                           660          224           666           215
                                                             --------     --------      --------      --------
   Total revenues                                               4,636        4,692         5,253         4,854

Gross profit                                                    1,636        1,621         1,870         1,680
Income (loss) before extraordinary item and cumulative
   effect of change in accounting principle(2)                 67,888       67,984        (5,425)       (5,585)
Extraordinary item - gain on extinguishment of debt                --           --         2,530         2,530
Cumulative effect of change in accounting principle                --       (1,159)           --            --
                                                             --------     --------      --------      --------
Net income (loss)                                              67,888       66,825        (2,895)       (3,055)

Preferred stock dividends (difference on conversion of
   preferred stock, net of dividend)                              822          822        (4,702)       (4,702)
                                                             --------     --------      --------      --------
Net income (loss) attributable to common stockholders        $ 67,066     $ 66,003      $  1,807      $  1,647
                                                             ========     ========      ========      ========
Amounts per diluted common share:
   Income (loss) before extraordinary item and
     cumulative effect of change in accounting principle     $   3.72     $   3.73      $  (0.04)     $  (0.05)
   Extraordinary item                                              --           --          0.15          0.15
   Cumulative effect of change in accounting principle             --        (0.06)           --            --
                                                             --------     --------      --------      --------
   Net income (loss) attributable to common stockholders     $   3.72     $   3.67      $   0.11      $   0.10
                                                             ========     ========      ========      ========

   Weighted average common shares outstanding                  18,028       18,028        16,417        16,417
                                                             ========     ========      ========      ========
                                                                THIRD QUARTER         FOURTH QUARTER
                                                                    ENDED                 ENDED
                                                              SEPTEMBER 30, 2000     DECEMBER 31, 2000
                                                            -----------------------  -----------------
                                                                AS
                                                            PREVIOUSLY       AS
                                                             REPORTED      RESTATED
                                                             --------      --------
Monetary revenues(1)                                         $  4,063      $  4,588      $  4,221
Nonmonetary revenues(1)                                           397           178           104
                                                             --------      --------      --------
   Total revenues                                               4,460         4,766         4,325

Gross profit                                                    1,641         1,951         1,324
Income (loss) before extraordinary item and cumulative
   effect of change in accounting principle(2)                 (5,095)       (4,828)      (85,957)
Extraordinary item - gain on extinguishment of debt             1,709         1,709            --
Cumulative effect of change in accounting principle                --            --            --
                                                             --------      --------      --------
Net income (loss)                                              (3,386)       (3,119)      (85,957)

Preferred stock dividends (difference on conversion of
   preferred stock, net of dividend)                           (1,763)       (1,763)          145
                                                             --------      --------      --------
Net income (loss) attributable to common stockholders        $ (1,623)     $ (1,356)     $(86,102)
                                                             ========      ========      ========
Amounts per diluted common share:
   Income (loss) before extraordinary item and
     cumulative effect of change in accounting principle     $  (0.19)     $  (0.18)     $  (4.89)
   Extraordinary item                                            0.10          0.10            --
   Cumulative effect of change in accounting principle             --            --            --
                                                             --------      --------      --------
   Net income (loss) attributable to common stockholders     $  (0.09)     $  (0.08)     $  (4.89)
                                                             ========      ========      ========

   Weighted average common shares outstanding                  17,451        17,451        17,619
                                                             ========      ========      ========

--------

(1) For the year ended December 31, 2000, the Company recognized $3.8 million in revenue that was included in the SAB 101 cumulative effect adjustment as of January 1, 2000 for a change in accounting principle. The revenue was included in the following quarters during 2000: first quarter, $1.5 million; second quarter, $1.2 million; third quarter, $0.8 million; and fourth quarter, $0.3 million.

(2) First quarter 2000 results include a gain of $75.0 million recognized on March 3, 2000 for the Company's sale of its joint venture interest to Liberate Technologies. Fourth quarter 2000 results include a charge of $75.4 million recognized for the other than temporary decline of the Company's investment in Liberate common stock and a charge of $5.6 million for the impairment of intangible assets.

                                                       FIRST QUARTER      SECOND QUARTER     THIRD QUARTER      FOURTH QUARTER
                                                           ENDED              ENDED              ENDED               ENDED
                                                       MARCH 31, 1999     JUNE 30, 1999    SEPTEMBER 30, 1999  DECEMBER 31, 1999
                                                       --------------     -------------    ------------------  -----------------
Monetary revenues                                        $  4,943           $  4,406           $  4,275           $  5,523
Nonmonetary revenues                                          409                473                555                386
                                                         --------           --------           --------           --------
   Total revenues                                           5,352              4,879              4,830              5,909

Gross profit                                                2,246                362              1,190              2,185
                                                         --------           --------           --------           --------
Net loss                                                   (8,295)           (13,065)            (8,055)            (8,766)

Preferred stock dividends                                     716                713                  4                405
                                                         --------           --------           --------           --------

Net loss attributable to common stockholders             $ (9,011)          $(13,778)          $ (8,059)          $ (9,171)
                                                         ========           ========           ========           ========

Amounts per diluted common share:

   Net loss                                              $  (0.65)          $  (0.98)          $  (0.60)          $  (0.61)
   Preferred stock dividends                             $  (0.05)          $  (0.05)          $  (0.00)          $  (0.03)
                                                         --------           --------           --------           --------
   Net loss attributable to common stockholders          $  (0.70)          $  (1.03)          $  (0.60)          $  (0.64)
                                                         ========           ========           ========           ========
   Weighted average common shares outstanding              12,830             13,353             13,499             14,221
                                                         ========           ========           ========           ========

                         REPORT OF INDEPENDENT AUDITORS

Members and Management Committee
SourceSuite LLC

     We have audited the accompanying balance sheet of SourceSuite LLC (the Company) at December 31, 2000, and the related statements of operations, members' equity and cash flows for the period from inception (March 3, 2000) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SourceSuite LLC at December 31, 2000, and the results of its operations and its cash flows for the period from inception (March 3, 2000) through December 31, 2000 in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that SourceSuite LLC will continue as a going concern. As more fully described in
Note 1, the Company has incurred operating losses and is dependent upon its Members for additional capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                       /s/ ERNST & YOUNG LLP

Dallas, Texas
March 14, 2001

                                 SOURCESUITE LLC

                                  BALANCE SHEET
                               DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                ASSETS
Current assets:
  Cash and cash equivalents ......................................   $ 3,252
  Related party receivable .......................................       124
  Prepaid expenses and other current assets ......................       294
                                                                     -------
          Total current assets ...................................     3,670
Software development costs .......................................       188
Property and equipment:
  Computer and production equipment ..............................       825
  Accumulated depreciation .......................................      (225)
                                                                     -------
Net property and equipment .......................................       600
Intangible assets:
  Goodwill .......................................................       915
  Accumulated amortization .......................................      (153)
                                                                     -------
Net intangible assets ............................................       762
                                                                     -------
          Total assets ...........................................   $ 5,220
                                                                     =======

                   LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
  Accounts payable ...............................................   $   199
  Accrued liabilities ............................................       615
  Payable to Source Media, Inc. ..................................       390
                                                                     -------
          Total current liabilities ..............................     1,204
Members' equity:
  Contributed capital, 1,000,000 units authorized, issued and
    outstanding ..................................................     9,967
  Accumulated deficit ............................................    (5,951)
                                                                     -------
          Total members' equity ..................................     4,016
                                                                     -------
          Total liabilities and members' equity ..................   $ 5,220
                                                                     =======


                 See accompanying Notes to Financial Statements.

                                 SOURCESUITE LLC

                             STATEMENT OF OPERATIONS
         PERIOD FROM INCEPTION (MARCH 3, 2000) THROUGH DECEMBER 31, 2000
                                 (IN THOUSANDS)

Revenues ........................................   $   128
Cost of sales ...................................     1,682
                                                    -------
Gross profit (loss) .............................    (1,554)
Selling, general and administrative expenses ....     4,713
                                                    -------

Operating loss ..................................    (6,267)
Interest income .................................       316
                                                    -------
Net loss ........................................   $(5,951)
                                                    =======

                 See accompanying Notes to Financial Statements.

                                 SOURCESUITE LLC

                          STATEMENT OF MEMBERS' EQUITY
         PERIOD FROM INCEPTION (MARCH 3, 2000) THROUGH DECEMBER 31, 2000


                                                 MEMBERSHIP  MEMBERS'
                                                   UNITS      EQUITY
                                                 ---------   ---------
                                                (DOLLARS IN THOUSANDS)
Opening balance at inception .................          --          --
Sale of membership units on March 3, 2000 ....   1,000,000   $   9,967
Net loss .....................................          --      (5,951)
                                                 ---------   ---------
Balance at December 31, 2000 .................   1,000,000   $   4,016
                                                 =========   =========


                 See accompanying Notes to Financial Statements.

                                 SOURCESUITE LLC

                             STATEMENT OF CASH FLOWS
         PERIOD FROM INCEPTION (MARCH 3, 2000) THROUGH DECEMBER 31, 2000
                                 (IN THOUSANDS)

OPERATING ACTIVITIES
Net loss .................................................   $(5,951)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation ...........................................       225
  Amortization of intangible assets ......................       153
  Changes in operating assets and liabilities:
     Related party receivable ............................       957
     Prepaid expenses and other current assets ...........      (247)
     Trade accounts payable and accrued liabilities ......       256
     Payable to Source Media, Inc. .......................      (149)
                                                             -------
Net cash used in operating activities ....................    (4,756)

INVESTING ACTIVITIES
Purchase of net assets on March 3, 2000 ..................    (1,135)
Software development .....................................      (188)
Capital expenditures .....................................      (636)
                                                             -------
Net cash used in investing activities ....................    (1,959)

FINANCING ACTIVITY
Sale of membership units on March 3, 2000 ................     9,967
                                                             -------
Net cash provided from financing activity ................     9,967
                                                             -------

Opening cash and cash equivalents at inception ...........        --
Net increase in cash and cash equivalents ................     3,252
                                                             -------
Cash and cash equivalents at end of period ...............   $ 3,252
                                                             =======

                 See accompanying Notes to Financial Statements.

                                 SOURCESUITE LLC

                          NOTES TO FINANCIAL STATEMENTS
         PERIOD FROM INCEPTION (MARCH 3, 2000) THROUGH DECEMBER 31, 2000

1. DESCRIPTION OF BUSINESS

     SourceSuite LLC ("SourceSuite" or "the Company"), a Delaware limited liability company, was formed on March 3, 2000 as a 50/50 joint venture between Source Media, Inc. ("Source Media") and Insight Interactive, LLC ("Insight") (collectively, "the Members"). Source Media manages SourceSuite which provides interactive television programming applications and services, including our SourceGuide(TM) interactive program guide and our LocalSource(TM) interactive programming service. We categorize these operations as our Interactive TV business.

     On November 17, 1999 Source Media contributed specific assets related to its VirtualModem(TM)" products and businesses, and Insight contributed $13 million in cash to a joint venture, each in exchange for a 50% interest in that joint venture. VirtualModem software is a "middleware" platform, or the software which permits a subscriber to interact with advertisements, programming and other services through a cable set-top box. On March 3, 2000, Source Media and Insight Interactive sold their interests in the joint venture to Liberate Technologies ("Liberate"). Liberate issued to each of Source Media and Insight Interactive 886,000 shares of Liberate common stock and $4.4 million of cash. This cash was contributed by Source Media and Insight to SourceSuite, which was formed prior to the completion of the transaction with Liberate. SourceSuite purchased from the joint venture the net assets and properties not related to the VirtualModem software and businesses, which were valued at $1.1 million. Accordingly, Liberate acquired all patents and technology underlying the VirtualModem software and business. Liberate granted the Company an exclusive perpetual license to use the patents and technology in connection with SourceGuide. As a result, SourceSuite became a provider of applications and services other than middleware.

     Upon completion of the transactions on March 3, 2000, the net assets of SourceSuite consisted of $8.8 million in cash and $1.1 million in purchased net assets from the joint venture, allocated as follows (in thousands):

Related party receivable .....................   $ 1,081
Prepaid expenses and other current assets ....        47
Property and equipment .......................       189
Goodwill .....................................       915
Accrued liabilities ..........................      (558)
Related party payable ........................      (539)
                                                 -------
    Net assets acquired ......................   $ 1,135
                                                 =======


     Liberate provides SourceSuite, without charge, specific software development services for the Interactive TV applications and services under a programming services agreement. The fair value of these software development services cannot be reasonably estimated. Liberate is expected to deliver specific software components and technology pursuant to the agreement in the first half of 2001. In order to increase the distribution of SourceSuite's applications and services, SourceSuite entered into a preferred content provider agreement with Liberate on March 3, 2000 with an initial term of four years. Pursuant to this agreement, Liberate offers specified pricing discounts to its customers that agree to use SourceSuite's applications and services with the VirtualModem products. The agreement requires SourceSuite to reimburse Liberate for the pricing discounts offered as the revenue is received from the customer.

     Since inception on March 3, 2000, SourceSuite has incurred a net loss of $6.0 million and its operating activities have used approximately $4.8 million in cash. SourceSuite is expected to continue to incur operating losses at least through 2001. SourceSuite's ability to continue operations through and beyond 2001 is dependent upon the availability of sufficient cash to meet its working capital, development, and other operational needs. As of December 31, 2000, SourceSuite's primary source of liquidity is its cash and cash equivalents of approximately $3.3 million; however, SourceSuite's cash requirements for fiscal 2001 are expected to exceed this amount. As a result, SourceSuite will be dependent upon capital contributions from Source Media and Insight to meet its additional cash requirements. In addition, a significant portion of SourceSuite's projected revenues for fiscal 2001 is likely to be derived from its service relationship with Insight.

     Source Media anticipates continuing losses, has a capital deficiency and will be required to make significant interest payments during fiscal 2001.
These issues create substantial doubt as to the ability of Source Media to continue as a going concern through 2001. The dependence of SourceSuite upon capital contributions from Source Media, combined with SourceSuite's anticipated losses, creates substantial doubt about the ability of SourceSuite to continue as a going concern through 2001.

     In evaluating the funding requirements of SourceSuite, the Management Committee may explore the availability of outside debt or equity financing. If such financing is not available on appropriate terms, the Management Committee may inform the Members of a need for additional capital contributions to fund operations (each a "Capital Call"). Both Source Media and Insight have expressed their intent to provide additional capital contributions to SourceSuite in response to a Capital Call. In the event of a Capital Call, Source Media and Insight will share in the additional capital contributions according to their respective ownership interests in SourceSuite (50/50 as of December 31, 2000). We believe SourceSuite's financial resources, including existing cash and cash equivalents and available cash from Capital Calls, will be sufficient to meet SourceSuite's anticipated working capital, development and other operational needs through 2001.

2. ACCOUNTING POLICIES

     Basis of Presentation

     As described in Note 1, SourceSuite purchased certain assets for $1.1 million on March 3, 2000 (date of inception). The purchase price was allocated to tangible net assets based upon their fair values, with the excess of the purchase price over the fair value of net assets acquired recorded as goodwill.

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

     Software Development Costs

     Software development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, capitalization of software development costs begin upon the establishment of technological feasibility and ends when a product is available for general release to customers. All software development costs incurred through December 31, 2000 have been capitalized.

     Computer and Production Equipment

     Computer and production equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives (three to five years) of the assets.

     Intangible Assets

     Intangible assets consist of goodwill. Intangible assets are amortized using the straight-line method over an estimated useful life of five years.

     The carrying value of intangible assets is reviewed for impairment whenever events or changes in circumstances indicate that there may be an impairment. If the review indicates that any of the intangibles will not be recoverable, as determined by an analysis of undiscounted cash flows, the intangible asset will be reduced to its estimated fair value.

     Revenue Recognition

     SourceSuite earns revenues principally from fees charged to cable operators based on the numbers of subscribers receiving SourceSuite products. Revenues are recognized when services are provided. Advance payments are deferred until the services are provided.

3. INCOME TAXES

     SourceSuite is considered a partnership for federal income tax purposes; therefore, it is not subject to federal income tax.

4. RESTRICTION ON MEMBER EQUITY DISTRIBUTIONS

     Under SourceSuite's joint venture agreement, except as unless otherwise determined by the Management Committee of SourceSuite, there will be no distribution of equity to Members during the first two years of operation.

5. RELATED PARTY TRANSACTIONS

     As part of the joint venture agreement between Source Media and Insight, Source Media manages the day-to-day operations of SourceSuite within the terms of SourceSuite's operating agreement. As part of this arrangement, SourceSuite pays Source Media a management fee equal to 5% of gross operating revenues, as defined, on an annual basis. SourceSuite reimburses Source Media for the direct costs of the Interactive TV business and certain overhead costs. Since inception (March 3, 2000) through December 31, 2000, SourceSuite reimbursed Source Media for $3.2 million of such costs. These costs have been included in the payable to related parties and are reimbursed to Source Media on a regular basis. Additionally, SourceSuite purchases certain hardware on behalf of Insight. These amounts are billed to Insight, at cost, and are included in related party receivables.

     SourceSuite provides Interactive TV applications and services to Insight pursuant to a letter of intent. Approximately 91% of our SourceSuite's revenues to date have been derived from its service relationship with Insight.

6. COMMITMENTS AND CONTINGENCIES

     Upon formation, SourceSuite assumed the responsibility for the following litigation:

ADVANCED INTERACTIVE, INC.

     On October 6, 1998, Advanced Interactive, Inc. filed a complaint in U.S. District Court for the Northern District of Illinois, Eastern Division, against Interactive Channel Technologies, Inc. ("ICTI"), a subsidiary of Source Media, and the following companies: Matsushita Electric Corporation, Matsushita Electric Industrial Co., Ltd., Sharp Electronics Corp., Sharp Corp., Thomson Consumer Electronics, Toshiba Consumer Products, Inc., Toshiba American, Inc., Toshiba Corporation, General Instruments Corp., Scientific Atlanta, Inc., ATI Technologies, Inc., ADS Technologies Inc., Gateway 2000, Inc., STB Systems, Inc., Hauppauge Computer Works, Inc., WebTV Networks, Inc. and WorldGate Communications, Inc. (collectively the "Defendants"). Advanced Interactive, Inc. alleged that the Defendants infringed its patents by manufacturing, using and/or selling or offering to sell each Defendants particular product or service. The plaintiff seeks monetary damages. ICTI and each of the Defendants have filed an answer and have collectively joined the Motion for Partial Summary Judgment submitted by Matsushita Electric Corporation of America, Sharp Electronics Corp., Sharp Corp. and the Toshiba Defendants. On June 26, 2000, the court entered a judgment that, among other things, ICTI's products do not infringe on Advanced Interactive's patents. The plaintiff filed a Notice of Appeal of this judgment in the U.S. Court of Appeals of the Federal Circuit dated August 3, 2000. This case was transferred from the joint venture between Source Media and Insight in November 1999 and was assumed by SourceSuite on March 3, 2000. The Company is vigorously defending the appeal.

WORLDGATE

     As part of the sale of the VirtualModem technology to Liberate, Liberate acquired certain patents that were the subject of a patent infringement lawsuit. This lawsuit was initially brought by Source Media's subsidiaries, Interactive Channel Technologies and SMI Holdings, against WorldGate Communications in May 1998 in U.S. District Court for the District of Delaware. The patent infringement claims have been assigned to Liberate as a result of its acquisition of the VirtualModem technology from Source Media. In June 1998, WorldGate filed a counterclaim against Source Media, alleging, among others, violations of the Lanham Act and Delaware's Uniform Deceptive Trade Practices Act, common law unfair competition, tortious interference with existing and prospective business relationships and misappropriation of confidential information and trade secrets. SourceSuite joined the litigation as a defendant after its formation. Following discovery and briefing of the patent claim construction issues, the parties have entered into settlement negotiations covering both WorldGate's cross-complaint against Source Media and Liberate's patent infringement claims against WorldGate. Further, as part of the acquisition of VirtualModem, Liberate agreed to defend Source Media against WorldGate's cross-complaint and to undertake to settle the litigation and acquire our full release against any liability for the WorldGate cross-complaint without any payment of damages or other legal or equitable relief against Source Media. On

March 20, 2001, the court issued a ruling enforcing a proposed settlement agreement among the parties, which included a dismissal of WorldGate's cross-complaint against Source Media, and an agreement by Source Media and Liberate not to sue with respect to certain WorldGate technology. Source Media continues to evaluate its position in this litigation to take appropriate steps to protect our intellectual property rights.

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

                                                         /s/ ERNST & YOUNG LLP

Dallas, Texas
March 3, 2000

                                SOURCESUITE, LLC
                          (FORMED NOVEMBER 17, 1999 AND
                       SUBSEQUENTLY SOLD ON MARCH 3, 2000)

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)


                            ASSETS

Current assets:
  Cash and cash equivalents ..............................   $ 13,078
  Prepaid expenses and other current assets ..............         72
                                                             --------
          Total current assets ...........................     13,150
Property and equipment:
  Computer and production equipment ......................        666
  Accumulated depreciation ...............................        (78)
                                                             --------
Net property and equipment ...............................        588
Intangible assets:
  Patents ................................................     12,396
  Goodwill ...............................................      1,793
                                                             --------
                                                               14,189
  Accumulated amortization ...............................       (355)
                                                             --------
Net intangible assets ....................................     13,834
                                                             --------
          Total assets ...................................   $ 27,572
                                                             ========

                   LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
  Accounts payable .......................................   $     59
  Accrued liabilities ....................................        464
  Payable to Source Media, Inc. ..........................      1,458
                                                             --------
          Total current liabilities ......................      1,981
Deferred taxes ...........................................        999
Members' equity:
  Contributed capital, 1,000,000 units authorized and
     outstanding .........................................     26,000
  Accumulated deficit ....................................     (1,408)
                                                             --------
          Total members' equity ..........................     24,592
                                                             --------
          Total liabilities and members' equity ..........   $ 27,572
                                                             ========

                             See accompanying notes.

                                SOURCESUITE, LLC
                          (FORMED NOVEMBER 17, 1999 AND
                       SUBSEQUENTLY SOLD ON MARCH 3, 2000)

                      CONSOLIDATED STATEMENT OF OPERATIONS
       PERIOD FROM INCEPTION (NOVEMBER 17, 1999) THROUGH DECEMBER 31, 1999
                                 (IN THOUSANDS)

Revenues ..........................................   $    --
Operating expenses:
  Selling, general and administrative expenses ....     1,538
  Research and development expenses ...............       377
  Amortization of intangible assets ...............       355
                                                      -------
          Total operating expenses ................     2,270
                                                      -------
Operating loss ....................................    (2,270)
Interest income ...................................        78
                                                      -------
Net loss before taxes .............................    (2,192)
Income tax benefit ................................       784
                                                      -------
Net loss ..........................................   $(1,408)
                                                      =======

                             See accompanying notes.

                                SOURCESUITE, LLC
                          (FORMED NOVEMBER 17, 1999 AND
                       SUBSEQUENTLY SOLD ON MARCH 3, 2000)

                          STATEMENT OF MEMBERS' EQUITY
       PERIOD FROM INCEPTION (NOVEMBER 17, 1999) THROUGH DECEMBER 31, 1999


                                           MEMBERSHIP   MEMBERS'
                                             UNITS       EQUITY
                                           ----------   ---------
                                           (DOLLARS IN THOUSANDS)
Sale of membership units on November
  17, 1999 ..............................   1,000,000   $  26,000
Net loss ................................          --      (1,408)
                                            ---------   ---------
December 31, 1999 .......................   1,000,000   $  24,592
                                            =========   =========

                             See accompanying notes.

                                SOURCESUITE, LLC
                          (FORMED NOVEMBER 17, 1999 AND
                       SUBSEQUENTLY SOLD ON MARCH 3, 2000)

                             STATEMENT OF CASH FLOWS
       PERIOD FROM INCEPTION (NOVEMBER 17, 1999) THROUGH DECEMBER 31, 1999
                                 (IN THOUSANDS)


OPERATING ACTIVITIES
Net loss .....................................................   $ (1,408)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation ...............................................         78
  Amortization of intangible assets ..........................        355
  Changes in operating assets and liabilities:
     Prepaid expenses and other current assets ...............        (23)
     Deferred taxes ..........................................       (794)
     Accounts payable and accrued liabilities ................        507
     Related party payable ...................................      1,458
                                                                 --------
Net cash provided by operating activities ....................        173
INVESTING ACTIVITY
Capital expenditures .........................................        (95)
                                                                 --------
Net cash used in investing activity ..........................        (95)
FINANCING ACTIVITY
Proceeds from sale of membership units .......................     13,000
                                                                 --------
Cash provided by financing activity ..........................     13,000
                                                                 --------
Net increase in cash and cash equivalents ....................     13,078
Cash and cash equivalents at beginning of period .............         --
                                                                 --------
Cash and cash equivalents at end of period ...................   $ 13,078
                                                                 ========
Non-cash investing and financing activities:
  Net assets contributed to SourceSuite in exchange for
     membership units ........................................   $ 13,000
                                                                 ========


                             See accompanying notes.

                                SOURCESUITE, LLC
                          (FORMED NOVEMBER 17, 1999 AND
                       SUBSEQUENTLY SOLD ON MARCH 3, 2000)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       PERIOD FROM INCEPTION (NOVEMBER 17, 1999) THROUGH DECEMBER 31, 1999

1. DESCRIPTION OF BUSINESS

     SourceSuite, LLC ("SourceSuite" or "Company"), a Delaware limited liability company, was formed on November 17, 1999 as a joint venture between Source Media, Inc.("Source Media") and Insight Interactive, LLC ("Insight"). Source Media conveyed certain assets related to its VirtualModem and "Interactive Channel" products and businesses and Insight contributed $13 million in cash to SourceSuite in exchange for each owning a 50% interest in SourceSuite. On March 3, 2000, Insight and Source Media sold their respective interests in SourceSuite to Liberate Technologies ("Liberate"). (See Note 8 -- Subsequent Events.)

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

3. INCOME TAXES

     Significant components of the income tax benefit are as follows (in thousands):

Current tax expense:
  Foreign ..........................   $  10
Deferred tax expense (benefit):
  Federal ..........................    (697)
  State ............................     (97)
                                       -----
          Total ....................   $(784)
                                       =====

    The reconciliation of income tax computed at the US federal statutory rates to income tax benefit is (in thousands):

Benefit at US statutory rate ..................   $(745)
State income taxes (net of federal effect) ....     (66)
Foreign taxes .................................      10
Nondeductible goodwill amortization ...........      17
                                                  -----
                                                  $(784)
                                                  =====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1999 are as follows (in thousands):

Deferred tax liabilities:
  Patents ..............................   $1,750
Deferred tax assets:
  Accrued expenses .....................      167
  Net operating loss ...................      584
                                           ------
          Total deferred tax assets ....      751
                                           ------
Net deferred tax liabilities ...........   $  999
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

     On October 6, 1998, Advanced Interactive, Inc. filed a complaint in U.S. District Court for the Northern District of Illinois, Eastern Division, against ICTI and the following companies: Matsushita Electric Corporation, Matsushita Electric Industrial Co., Ltd., Sharp Electronics Corp., Sharp Corp., Thomson Consumer Electronics, Toshiba Consumer Products, Inc., Toshiba American, Inc., Toshiba Corporation, General Instruments Corp., Scientific Atlanta, Inc., ATI Technologies, Inc., ADS Technologies Inc., Gateway 2000, Inc., STB Systems, Inc., Hauppauge Computer Works, Inc., WebTV Networks, Inc. and WorldGate Communications, Inc. (collectively the "Defendants"). Advanced Interactive, Inc. alleges that ICTI infringed two claims of one of its patents by manufacturing, using and/or selling or offering to sell Sourceware(TM) ChannelLink(TM). The same allegation is made against each Defendant for its particular product or service. The Plaintiff seeks damages, but makes no claims against the patents of ICTI or any other Defendant. ICTI, and each of the Defendants, have filed an Answer and have collectively joined the Motion for Partial Summary Judgment submitted by Matsushita Electric Corporation of America, Sharp Electronics Corp., Sharp Corp. and the Toshiba Defendants. On May 12, 1999 the court denied Advanced Interactive Inc.'s Motion for summary Judgment of Infringement. On February 17, 2000, the court granted the Defendants' collective Motion for Partial Summary Judgment on patent claims interpretation. This case was transferred to SourceSuite under the terms of the joint venture agreement and subsequently became the responsibility of SourceSuite Acquisition LLC on March 3, 2000 (See Note 8 -- Subsequent Events).

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOURCE MEDIA, INC.

/s/ STEPHEN W. PALLEY
------------------------------------------------
               Stephen W. Palley
President, Chief Executive Officer and Director

Date: March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

      /s/ STEPHEN W. PALLEY                President, Chief Executive Officer and Director    March 30, 2001
      ------------------------             (Principal Executive Officer)
      Stephen W.  Palley

      /s/ BENJAMIN J. DOUEK                Chief Financial Officer and Treasurer              March 30, 2001
      ------------------------             (Principal Financial and Accounting Officer)
      Benjamin J. Douek

      /s/ MICHAEL S. WILLNER
      ------------------------             Director                                           March 30, 2001
      Michael S. Willner

      /s/ JAMES L. GREENWALD
      ------------------------             Director                                           March 30, 2001
      James L. Greenwald

      /s/ MICHAEL J. MAROCCO
      ------------------------             Director                                           March 30, 2001
      Michael J. Marocco

      /s/ BARRY RUBENSTEIN
      ------------------------             Director                                           March 30, 2001
      Barry Rubenstein

      /s/ KIM D. KELLY
      ------------------------             Director                                           March 30, 2001
      Kim D. Kelly

      /s/ SIDNEY KNAFEL
      ------------------------             Director                                           March 30, 2001
      Sidney Knafel

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
2.1               Merger Agreement and Plan of Reorganization dated as of
                  January 12, 2000 by and among Liberate Technologies,
                  SourceSuite LLC, the Company, Insight Communications, Inc.,
                  Insight Interactive, SourceSuite Acquisition LLC and Liberate
                  Acquisition Co. LLC (filed as Exhibit 10.10 to the Company's
                  Registration Statement on Form S-4 (no. 333-95023), and
                  incorporated herein by reference)

3.1 Restated Certificate of Incorporation, as amended, of the Company (filed as Exhibit 3.1 to the Company's Report on Form
                  10-K for the Year Ended December 31, 1999, and incorporated herein by reference)

3.2 Bylaws, as amended, of the Company (filed as Exhibit 3.2 to the Company's Report on Form 10-K for the Year Ended December
                  31, 1999, and incorporated herein by reference)

4.1               Form of Common Stock Certificate (filed as Exhibit 4.1 to the
                  Company's Registration Statement on Form S-1 (No. 33-97564), and incorporated herein by reference)

4.2 Certificate of Designation for Senior PIK Preferred Stock, as amended (filed as Exhibit 4.2 to the Company's Report on Form
                  10-K for the Year Ended December 31, 1999, and incorporated herein by reference)

4.3               Certificate of Designations for Non-Participating Preferred
                  Stock of the Company (filed as Exhibit D to the Company's
                  Statement on Schedule 14A filed September 24, 1999, and incorporated herein by reference)

4.4               Indenture dated as of October 30, 1997 between Source Media,
                  Inc. and U.S. Trust Company of Texas, N.A. (filed as Exhibit
                  4.1 to the Company's Current Report on Form 8-K dated October
                  30, 1997, and incorporated herein by reference)

4.5 First Supplemental Indenture dated as of November 1, 1999 among Source Media, Inc., its subsidiaries parties thereto and U.S. Trust Company of Texas, N.A. (filed as Exhibit 4.5 to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1999, and incorporated herein by reference)

4.6 Second Supplemental Indenture dated as of January 1, 2000 among Source Media, Inc., its subsidiaries parties thereto and U.S. Trust Company of Texas, N.A. (filed as Exhibit 4.6 to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1999, and incorporated herein by reference)

4.7               Warrant Agreement dated as of October 30, 1997 between Source
                  Media, Inc. and ChaseMellon Shareholder Services (filed as
                  Exhibit 4.3 to the Company's Current Report on Form 8-K dated
                  October 30, 1997, and incorporated herein by reference)

10.1              Form of Guarantee for domestic subsidiaries (filed as Exhibit
                  10.29 to the Company's Registration Statement on Form S-4 (no.
                  333-42017), and incorporated herein by reference)

10.2              Form of Guarantee for foreign subsidiaries (filed as Exhibit
                  10.29 to the Company's Registration Statement on Form S-4 (no.
                  333-42017), and incorporated herein by reference)

10.3 Contribution Agreement by and among Insight Interactive, LLC, the Company and Newco, LLC dated July 29, 1999 (filed as
                  Exhibit B to the Company's Statement on Schedule 14A filed
                  September 24, 1999 and incorporated herein by reference)

10.4              Common Stock and Warrants Purchase Agreement between the
                  Company and Insight Interactive, LLC dated as of July 29, 1999
                  (filed as Exhibit C to the Company's Statement on Schedule 14A filed September 24, 1999 and incorporated herein by reference)

10.5** 1995 Performance Equity Plan, as amended and restated effective as of June 10, 1998 (filed as Exhibit 10.17 to the Company's Report on Form 10-K for the Year Ended December 31,
                  1998, and incorporated by reference herein)

10.6**            1999 Stock Option Plan (filed as Exhibit A to the Company's
                  Statement on Schedule 14A filed September 24, 1999 and incorporated herein by reference)

10.7**            1995 Nonqualified Stock Option Plan for Non-Employee Directors
                  (filed as Exhibit 10.32 to the Company's Registration
                  Statement on Form S-1 (no. 33-90482), and incorporated herein by reference)

10.8**            Employment Agreement between the Company and Stephen W. Palley
                  (filed as Exhibit 10.2 to the Company's Report on Form 10-Q for the Quarter Ended March 31, 1999, and incorporated by reference herein)

10.9**            Employment Agreement between the Company and Victoria Hamilton
                  (filed as Exhibit 10.1 to the Company's Report on Form 10-Q for the Quarter Ended March 31, 1999, and incorporated herein by reference)

10.10**           Employment Agreement between the Company and Howard Gross
                  (filed as Exhibit 10.15 to the Company's Report on Form 10-K for the Year Ended December 31, 1999, and incorporated herein by reference)

10.11** Employment Agreement between the Company and Paul Tigh (filed as Exhibit 10.1 to the Company's Report on Form 10-Q for the Quarter Ended September 30, 1999, and incorporated herein by reference)

10.12**           Employment Agreement between the Company and Philip Howort
                  (filed as Exhibit 10.2 to the Company's Report on Form 10-Q for the Quarter Ended September 30, 1999, and incorporated herein by reference)

10.13**           Employment Agreement between the Company and Derrick Horner
                  (filed as Exhibit 10.3 to the Company's Report on Form 10-Q for the Quarter Ended September 30, 1999, and incorporated herein by reference)

10.14**           Employment Agreement between the Company and Benjamin J.
                  Douek*

10.15**           Employment Agreement between Interactive Channel, Inc. and
                  Lawrence Brickman*

21                Subsidiaries*

23.1              Consent of Ernst & Young LLP*

----------

*  Filed herewith

** Compensatory Agreement