Form 10-K/A
period 2000-12-31
SOURCE MEDIA INC
filed 2001-04-30
CIK 900029

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                         Commission File Number: 0-21894

                               SOURCE MEDIA, INC.
             (Exact Name of Registrant as Specified in its Charter)

                       DELAWARE                     13-3700438
                      (State of                  (I.R.S. Employer
                    incorporation)               Identification No.)

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Aggregate market value of Common Stock held by non-affiliates as of March 31, 2001: $4,420,392

    Number of shares of Common Stock outstanding as of March 31, 2001:
17,681,566

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

================================================================================

         The following items of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 are hereby amended. Each such item is set forth herein in its entirety, as amended.


                                    PART III



                                                                                          Page
                                                                                          ----
Item 10.  Directors and Executive Officers of the Registrant................................3

Item 11.  Executive Compensation............................................................5

Item 12.  Security Ownership of Certain Beneficial Owners and Management....................9

Item 13.  Certain Relationships and Related Transactions...................................11

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


             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Directors, officers and more than ten percent stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2000, all directors, officers and more than ten percent stockholders were in compliance with all applicable Section 16(a) filing requirements, except that Mr. Tigh was not timely in filing two reports, and each of Ms. Hamilton and Mr. Gross were not timely in filing one report. All required reports have been filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following summary compensation table sets forth the annual compensation paid or accrued, together with the number of shares covered by options granted, to our Chief Executive Officer and the three other highest paid executive officers serving at the end of 2000 and receiving salary and bonus in excess of $100,000 and one former executive officer (the "named executive officers") for the years indicated:


                                                                                               LONG TERM
                                                                                              COMPENSATION
                                                        ANNUAL COMPENSATION                ------------------
                                                        -------------------                   COMMON STOCK          ALL OTHER
NAME AND PRINCIPAL POSITION                             YEAR         SALARY      BONUS     UNDERLYING OPTIONS     COMPENSATION
-----------------------------------------------         ----         ------      -----     ------------------     ------------
Stephen W. Palley(1)                                    2000       $200,000           --                   --               --
  Chairman of the Board and                             1999        150,000           --              500,000               --
  Chief Executive Officer
Victoria Hamilton(2)                                    2000       $120,000     $100,000                   --               --
  Former Interim Chief Operating Officer                1999        237,154           --               60,000         $ 50,000
F. Paul Tigh(3)                                         2000       $185,000           --                   --               --
  Former Chief Financial Officer                        1999        185,000           --               34,417               --
  and Treasurer                                         1998        117,067           --               70,002               --
Howard Gross(4)                                         2000       $183,369           --                   --               --
  Former President and Chief Operating Officer,         1999        101,654           --              125,000         $ 70,715
  IT Network
W. Thomas Oliver(5)                                     2000       $229,167           --                   --               --
  Former Executive Vice President                       1999        250,000           --               41,750               --
                                                        1998        250,000     $  1,910               60,000               --

----------

(1) Mr. Palley joined us in April 1999 as our President and Chief Executive Officer.

(2) Ms. Hamilton became our Interim Chief Operating Officer in March 1999. Between January and March 1999, Ms. Hamilton served as a consultant to us, for which she was paid $50,000, as listed under "All Other Compensation". Ms. Hamilton resigned December 31, 2000.

(3) Mr. Tigh was elected as our Chief Financial Officer and Treasurer in July 1998. Mr. Tigh joined us in April 1998 as our Vice President and Corporate Controller. Mr. Tigh resigned February 2001.

(4) Mr. Gross was elected as President and Chief Officer of our subsidiary, IT Network, in June 1999. Between January and June 1999, Mr. Gross served as a consultant to us, for which he was paid $70,715, as listed under "All Other Compensation." Mr. Gross resigned February 2001.

(5) Mr. Oliver entered into a Separation Agreement with us on March 27, 2000 pursuant to which he resigned as an officer and agreed to be retained as a consultant through May 31, 2000.

OPTIONS GRANTS IN LAST FISCAL YEAR

       There were no options granted during the 2000 fiscal year to any of the named executive officers.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

       The following table sets forth for each of the named executive officers information concerning exercised and unexercised options.


                                 SHARES
                                ACQUIRED                              NUMBER OF SHARES               VALUE OF UNEXERCISED
                                   ON             VALUE        UNDERLYING UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS
                                EXERCISE         REALIZED           AT DECEMBER 31, 2000             AT DECEMBER 31, 2000
                               ----------       ----------     ------------------------------    -----------------------------
     NAME                                                       EXERCISABLE    UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
-----------------                                               -----------    -------------     -----------     -------------
Stephen W. Palley                      --              --         250,000         250,000              --              --
Victoria Hamilton                      --              --          60,000              --              --              --
Paul Tigh                              --              --          50,196          54,223              --              --
Howard Gross                           --              --          58,333          66,667              --              --
W. Thomas Oliver                   50,000        $367,672         248,416          28,334              --              --

DIRECTOR COMPENSATION

         Directors who are not full-time employees are paid a retainer of $2,500 per fiscal quarter and $1,000 for each meeting of the Board of Directors and of any Committee thereof that they attend (so long as the Committee meeting is not on the same day as a Board of Directors meeting), or $500 for each telephonic meeting in which they participate and are reimbursed for travel and related expenses incurred in connection with attendance at Board and Committee meetings. Pursuant to the 1995 Nonqualified Stock Option Plan for Non-Employee Directors, during 2000 each non-employee director was granted an option to purchase 3,000 shares of our common stock, with an exercise price of $1.10, the fair market value of a share of common stock on the date of grant (based on a trailing five-day average); however, Messrs. Marocco and Rubenstein waived their right to receive such options.

         In certain instances, directors who are not full-time employees may be engaged by the Board of Directors to participate in projects for our benefit. In such instances, the Board of Directors has authorized payment to those directors at a rate of $125 per hour, up to a maximum of $1,000 per day, in addition to reimbursement of expenses incurred in the performance of services.

EMPLOYMENT CONTRACTS

         We have entered into an employment agreement with Stephen W. Palley dated March 29, 1999 pursuant to which Mr. Palley is employed for three years as Chief Executive Officer at a base salary of $200,000 per year plus a bonus, the timing and amount of such bonus to be determined at the discretion of the Board. In addition, Mr. Palley is entitled to benefits generally available to other senior management employees. At the time Mr. Palley entered into his employment agreement, we granted him a stock option to purchase 500,000 shares of common stock at $15.31 per share, vesting over four years. If we terminate Mr. Palley's employment, other than for cause, death or disability, or if Mr. Palley resigns within a 60-day period beginning six months after a "change of control" (as defined in the agreement), we have agreed to continue making monthly base salary payments for the remainder of the agreement's term or until Mr. Palley obtains other employment. We have agreed to make Mr. Palley whole if payments he receives in the event of a change of control are subject to excise tax.

         We have entered into an employment agreement with Benjamin J. Douek dated February 14, 2001 pursuant to which Mr. Douek is employed for two years as Chief Financial Officer and Treasurer at a base salary of $200,000 per year plus a bonus, the timing and amount of such bonus to be determined at the discretion of the Board. In addition, Mr. Douek is entitled to benefits generally available to other senior management employees. We agreed that on October 14, 2001 we would grant Mr. Douek a stock option to purchase 250,000 shares of common stock at the fair market value of our common stock on such date, vesting in installments through February 2005. This grant will be adjusted if we grant additional stock based compensation to Mr. Palley. If we terminate Mr. Douek's employment, other than for cause, death or disability, or if Mr. Douek resigns for good reason, we have agreed to continue making monthly base salary payments for the remainder of the agreement's term or until Mr. Douek obtains other employment, whichever comes first (and to pay the excess of his base salary under the agreement over his salary from other employment for the remaining term of the agreement) and to continue to provide insurance coverage until Mr. Douek obtains insurance coverage through other employment.

         We entered into an employment agreement with Paul Tigh dated as of September 1, 2000 pursuant to which Mr. Tigh was employed as Chief Financial Officer and Treasurer at a base salary of $185,000 per year plus a bonus, the timing and amount of such bonus to be determined at the discretion of the Board. Mr. Tigh resigned in February 2001. As required by the agreement, we will continue making monthly base salary payments for six months after the date of termination and continue to provide insurance coverage until Mr. Tigh obtains insurance coverage through other employment.

         We have entered into an employment agreement with Philip Howort dated September 20, 2000 pursuant to which Mr. Howort is employed for two years as Senior Vice President at a base salary of $200,000 per year plus a bonus, the timing and amount of such bonus to be determined at the discretion of the Board. In addition, Mr. Howort is entitled to benefits generally available to other senior management employees. At the time Mr. Howort entered into his employment agreement, we granted him a stock option to purchase 150,000 shares of common stock at $4.625 per share, vesting over four years. If we terminate Mr. Howort's employment, other than for cause, death or disability, or if Mr. Howort resigns for good reason, we have agreed to continue making monthly base salary payments for the remainder of the agreement's term or until Mr. Howort obtains other employment, whichever comes first (and to pay the excess of his base salary under the agreement over his salary from other employment for the remaining term of the agreement) and to continue to provide insurance coverage until Mr. Howort obtains other employment.

         We have entered into an employment agreement with Derrick Horner dated October 17, 2000 pursuant to which Mr. Horner is employed for two years as Vice President and General Counsel at a base salary of $200,000 per year plus a bonus, the timing and amount of such bonus to be determined at the discretion of the Board. In addition, Mr. Horner is entitled to benefits generally available to other senior management employees. At the time Mr. Horner entered into his employment agreement, we granted him a stock option to purchase 150,000 shares of common stock at $3.141 per share, vesting over four years. If we terminate Mr. Horner's employment, other than for cause, death or disability, or if Mr. Horner resigns for good reason, we have agreed to continue making monthly base salary payments for the remainder of the agreement's term or until Mr. Horner obtains other employment, whichever comes first (and to pay the excess of his base salary under the agreement over his salary from other employment for the remaining term of the agreement) and to continue to provide insurance coverage until Mr. Horner obtains insurance coverage through other employment. We have agreed to make Mr. Horner whole if payments he receives in the event of a change of control are subject to excise tax.

         Our subsidiary, Interactive Channel, Inc., has entered into an employment agreement with Lawrence Brickman dated May 8, 2000 pursuant to which Mr. Brickman is employed for two years as Senior Vice President of Programming of Interactive Channel at a base salary of $200,000 per year plus a bonus, the timing and amount of such bonus to be determined at the discretion of the Board. In addition, Mr. Brickman is entitled to benefits generally available to other senior management employees. At the time Mr. Brickman entered into his employment agreement, we granted him a stock option to purchase 125,000 shares of common stock at $5.078 per share, vesting over four years. If we terminate Mr. Brickman's employment, other than for cause, death or disability, or if Mr. Brickman resigns for good reason, we have agreed to continue making monthly base salary payments for the remainder of the agreement's term or until Mr. Brickman obtains other employment, whichever comes first (and to pay the excess of his base salary under the agreement over his salary from other employment for the remaining term of the agreement) and to continue to provide insurance coverage until Mr. Brickman obtains other employment.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of our common stock as of March 31, 2001 by (i) each director, (ii) each person known to us to own beneficially 5% or more of our common stock, (iii) each named executive officer and (iv) all current directors and executive officers as a group. Except as otherwise indicated, the address of each beneficial owner of 5% or more of our common stock is 5400 LBJ Freeway, Suite 680, Dallas, Texas 75240.


                                                             SHARES            PERCENT OF
          NAME                                        BENEFICIALLY OWNED(1)      CLASS
          ----                                        ---------------------    ----------
James L. Greenwald(3)                                        15,000                *

Howard Gross(2)(4)                                           58,333                *

Victoria Hamilton(2)(5)                                      60,000                *

Kim D. Kelly(6)(7)                                            6,000                *

Sidney R. Knafel(6)(7)                                       66,000                *

Michael J. Marocco(8)                                       968,726              5.2%

W. Thomas Oliver(2)(9)                                      265,084              1.5%

Stephen W. Palley(10)                                       375,000              2.1%

Barry Rubenstein(11)                                        980,752              5.3%

F. Paul Tigh(2)(12)                                          65,864                *

Michael S. Willner(6)(13)                                    69,000                *

Insight Communications Company, Inc.(14)                  5,438,891             24.4%
Insight Interactive LLC
126 East 56th Street
New York, New York 10022

Erbengemeinschaft Dr. Ernst Mueller-Moehl(15)             1,453,400              8.2%
Weinplatz 10
8022 Zurich
Switzerland


                                                             SHARES            PERCENT OF
               NAME                                   BENEFICIALLY OWNED(1)      CLASS
               ----                                   ---------------------    ----------

All current directors and executive
  officers as a group (14 persons)........................1,543,636              8.3%


----------

* Less than 1%

(1) Includes shares of common stock directly and indirectly owned and shares of common stock underlying currently exercisable options and warrants as well as those options and warrants which will become exercisable within 60 days of March 31, 2001. Except as otherwise indicated, the named persons herein have sole voting and dispositive power with respect to beneficially owned shares.

(2)      Former executive officer.

(3) Includes 15,000 shares of common stock issuable upon exercise of options.

(4) Includes 58,333 shares of common stock issuable upon exercise of options.

(5) Includes 60,000 shares of common stock issuable upon exercise of options.

(6) Excludes 5,438,891 shares of common stock beneficially owned by Insight, of which each individual is an officer and a director. Each individual disclaims beneficial ownership to all of such shares except to the extent of his or her pecuniary interest.

(7) Includes 6,000 shares of common stock issuable upon exercise of options.

(8) Includes (i) 9,675 shares of common stock issuable upon exercise of exercisable warrants and (ii) 9,000 shares of common stock issuable upon exercise of options. Through an affiliate, Mr. Marocco is a general partner of Sandler Capital Management, which through an affiliate is managing general partner of 21st Century Communications Partners, L.P., 21st Century Communications T-E Partners, L.P. and 21st Century Communications Foreign Partners, L.P. Accordingly, also includes (iii) 635,949 shares of common stock issuable upon exercise of exercisable warrants held by 21st Century Communications Partners, L.P., (iv) 216,374 shares of common stock issuable upon exercise of exercisable warrants held by 21st Century Communications T-E Partners, L.P., and (v) 85,615 shares of common stock issuable upon exercise of exercisable warrants held by 21st Century Communications Foreign Partners, L.P. Mr. Marocco disclaims beneficial ownership to all of the shares listed in (iii) through (v) except to the extent of his pecuniary interest.

(9) Includes 265,084 shares of common stock issuable upon exercise of options based upon information available to the Company.

(10) Includes 375,000 shares of common stock issuable upon exercise of options.

(11) Includes (i) 16,125 shares of common stock issuable upon exercise of exercisable warrants and (ii) 3,000 shares of common stock issuable upon exercise of options. Mr. Rubenstein is an officer and shareholder of Infomedia Associates, Ltd. which is one of the general partners of 21st Century Communications Partners, L.P., 21st Century Communications T-E Partners, L.P. and 21st Century

         Communications Foreign Partners, L.P. Accordingly, also includes (iii) 635,949 shares of common stock issuable upon exercise of exercisable warrants held by 21st Century Communications Partners, L.P., (iv) 216,374 shares of common stock issuable upon exercise of exercisable warrants held by 21st Century Communications T-E Partners, L.P., (v) 85,615 shares of common stock issuable upon exercise of exercisable warrants held by 21st Century Communications Foreign Partners, L.P. Mr. Rubenstein disclaims beneficial ownership to all of the shares listed in (iii) through (v) except to the extent of his pecuniary interest.

(12) Includes 65,864 shares of common stock issuable upon exercise of options.

(13) Includes 24,000 shares of common stock issuable upon exercise of options.

(14) Includes 4,596,786 shares of common stock issuable upon exercise of exercisable warrants owned by Insight Interactive, LLC, a wholly owned subsidiary of Insight Communications.

(15) Based on information contained in a Schedule 13G jointly filed by Hyos Invest Holding AG ("Hyos"), Mueller-Moehl Holding AG and Erbengemeinschaft Dr. Ernst Mueller-Moehl ("Erbengemeinschaft") on February 13, 2001. Hyos has sole voting and sole investment power over 1,403,400 shares of common stock held by Erbengemeinschaft and Mueller-Moehl Holding has sole voting and sole investment power over 50,000 shares of common stock held by Erbengemeinschaft. Erbengemeinschaft disclaims beneficial ownership of all of the shares it holds.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On November 17, 1999, we formed a joint venture with Insight Interactive LLC, a wholly owned subsidiary of Insight, to conduct all of our lines of business relating to our VirtualModem and Interactive Channel products and businesses. On March 3, 2000, we and Insight Interactive sold the VirtualModem middleware and associated businesses component of the Interactive TV business by selling our interests in the joint venture to Liberate Technologies ("Liberate") in exchange for the issuance to each of us and Insight Interactive of 886,000 shares of Liberate common stock and other consideration. Prior to the completion of that sale, we formed SourceSuite LLC and transferred to SourceSuite LLC the assets and properties not related to VirtualModem. Accordingly, Liberate acquired all patents and technology underlying the Virtual Modem software and businesses. Liberate granted us an exclusive, perpetual license to use the patents and technology in connection with SourceGuide, an interactive programming guide. We also retained ownership of the source code for the Interactive TV applications developed as of the date of the transaction with Liberate. As a result, our Interactive TV business became a provider of applications and services other than middleware.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SOURCE MEDIA, INC.



Date: April 30, 2001                      By: /s/ Stephen W. Palley
                                             ----------------------------------
                                          President and Chief Executive Officer