Form 10-Q
period 2001-03-31
SOURCE MEDIA INC
filed 2001-05-15
CIK 900029

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 2001


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


    NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MAY 7, 2001: 17,681,566

                               SOURCE MEDIA, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001

PART I. FINANCIAL INFORMATION

                                                                                 Page Number
                                                                                 -----------

Item 1. Consolidated Financial Statements of Source Media, Inc.

          Consolidated Balance Sheets of Source Media, Inc. (Unaudited)
          December 31, 2000 and March 31, 2001                                        4-5

          Consolidated Statements of Operations of Source Media, Inc. (Unaudited)
          Three months ended March 31, 2000 and 2001                                    6

          Consolidated Statements of Stockholders' Equity (Capital Deficiency)          7
          of Source Media, Inc. (Unaudited) March 31, 2001

          Consolidated Statements of Cash Flows of Source Media, Inc. (Unaudited)       8
          Three months ended March 31, 2000 and 2001

          Notes to Consolidated Financial Statements of Source Media,
          Inc. (Unaudited)                                                           9-23

        Financial Statements of SourceSuite LLC

          Balance Sheet of SourceSuite LLC (Unaudited)
          December 31, 2000 and March 31, 2001                                         24

          Statement of Operations of SourceSuite LLC (Unaudited)
          Three months ended March 31, 2001 and Period from Inception
          (March 3, 2000) to March 31, 2000                                            25

          Statement of Members' Equity of SourceSuite LLC (Unaudited)                  26
          March 31, 2001

          Statement of Cash Flows of SourceSuite LLC (Unaudited)
          Three months ended March 31, 2001 and Period from Inception
          (March 3, 2000) to March 31, 2000                                            27

          Notes to Financial Statements of SourceSuite LLC (Unaudited)              28-32


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                       33-38

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                   39


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                            40

Item 2.   Changes in Securities and Use of Proceeds                                   N/A

Item 3.   Defaults Upon Senior Securities                                             N/A

Item 4.   Submission of Matters to a Vote of Security Holders                         N/A

Item 5.   Other Information                                                           N/A

Item 6.   Exhibits and Reports on Form 8-K                                            N/A

                               SOURCE MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                   (unaudited)

                                                              DECEMBER 31,   MARCH 31,
                                                                  2000         2001
                                                              ------------  ----------
                                                       (in thousands, except per share data)

Current Assets:
    Cash and cash equivalents ..............................   $    7,774   $    5,407
    Trade accounts receivable, less allowance for
      doubtful accounts of $716 and $389 in 2000
      and 2001, respectively ...............................        1,402        1,134
    Related party receivables ..............................          390          467
    Prepaid expenses and other current assets ..............        1,759        1,004
    Investment in securities available for sale ............       12,072        7,365
                                                               ----------   ----------
         Total current assets ..............................       23,397       15,377

Property and equipment:
    Production equipment ...................................        3,232        3,277
    Computer equipment .....................................        3,702        3,754
    Other equipment ........................................        2,431        2,440
    Furniture and fixtures .................................          606          606
                                                               ----------   ----------
                                                                    9,971       10,077
Accumulated depreciation ...................................        8,694        8,892
                                                               ----------   ----------
Net property and equipment .................................        1,277        1,185

Intangible assets:
    Contract rights ........................................        1,578        1,578
Accumulated amortization ...................................           --          107
                                                               ----------   ----------
Net intangible assets ......................................        1,578        1,471

Investment in joint venture ................................        2,008        1,287
Other non-current assets ...................................        2,796        2,605
                                                               ----------   ----------

         Total assets ......................................   $   31,056   $   21,925
                                                               ==========   ==========


           See accompanying Notes to Consolidated Financial Statements

                               SOURCE MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS

            LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
                                   (unaudited)

                                                           DECEMBER 31,      MARCH 31,
                                                               2000            2001
                                                           ------------    ------------
                                                       (in thousands, except per share data)
Current Liabilities:
    Trade accounts payable .............................   $      1,315    $        736
    Accrued interest ...................................          1,771           4,427
    Accrued payroll ....................................            150             251
    Other accrued liabilities ..........................          1,870           1,602
    Unearned income ....................................          4,267           3,038
                                                           ------------    ------------
         Total current liabilities .....................          9,373          10,054

Long-term debt .........................................         88,542          88,542
Minority interests in consolidated subsidiaries ........          3,840           3,840
Note receivable and accrued interest from minority
  stockholder ..........................................           (865)           (868)
                                                           ------------    ------------
                                                                  2,975           2,972
Senior redeemable payment-in-kind (PIK) preferred
  stock, $25 dollar per share liquidation preference,
  $.001 par value, net of discount
  Authorized shares - 1,712; Issued and outstanding
    shares 547 and 565 in 2000 and 2001,
    respectively .......................................          8,571           8,739
Non-participating preferred stock, $25 dollars per
  share liquidation preference, $.001 par value;
  authorized and issued - 1 single share ...............             --              --
Stockholders' equity (capital deficiency):
  Common stock, $.001 par value:
    Authorized shares - 50,000; 17,869 issued
      and outstanding in 2000 and 2001 .................             18              18
  Less treasury stock, at cost - 187 shares in 2000
    and 2001 ...........................................         (1,861)         (1,861)
  Capital in excess of par value .......................        136,576         136,463
  Accumulated other comprehensive income ...............             --          (4,707)
  Accumulated deficit ..................................       (213,138)       (218,295)
                                                           ------------    ------------

Total stockholders' equity (capital deficiency) ........        (78,405)        (88,382)
                                                           ------------    ------------

Total liabilities and stockholders' equity (capital
  deficiency) ..........................................   $     31,056    $     21,925
                                                           ============    ============

           See accompanying Notes to Consolidated Financial Statements

                               SOURCE MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                      2000          2001
                                                                   ----------    ----------
                                                             (in thousands, except per share data)

Monetary revenues ..............................................   $    4,468    $    3,678
Nonmonetary revenues ...........................................          224            73
                                                                   ----------    ----------
          Total revenues .......................................        4,692         3,751
Monetary cost of sales .........................................        2,847         2,375
Nonmonetary cost of sales ......................................          224            73
                                                                   ----------    ----------
          Total cost of sales ..................................        3,071         2,448
                                                                   ----------    ----------
Gross profit ...................................................        1,621         1,303
Selling, general and administrative expenses ...................        3,732         2,861
Amortization of intangible assets ..............................          584           107
                                                                   ----------    ----------
                                                                        4,316         2,968
                                                                   ----------    ----------
Operating loss .................................................       (2,695)       (1,665)
Interest expense ...............................................        3,094         2,843
Interest income ................................................         (246)          (77)
Equity interest in losses of joint venture .....................        1,583           726
Other income ...................................................         (133)           --
Gain on sale of interest in joint venture ......................      (74,977)           --
                                                                   ----------    ----------
Net income (loss) before the cumulative effect of a change in
   accounting principle ........................................       67,984        (5,157)
Cumulative effect of change in accounting principle ............       (1,159)           --
                                                                   ----------    ----------
Net income (loss) ..............................................       66,825        (5,157)
Preferred stock dividends ......................................          822           168
                                                                   ----------    ----------
Net income (loss) attributable to common stockholders ..........   $   66,003    $   (5,325)
                                                                   ==========    ==========
Other comprehensive income (loss):
   Unrealized loss on available for sale securities ............      (31,841)       (4,707)
                                                                   ----------    ----------
Comprehensive income (loss) ....................................   $   34,162    $  (10,032)
                                                                   ==========    ==========

Basic and diluted net loss per common share:
Basic:
Net income (loss) before cumulative effect of change in
   accounting principle ........................................   $     4.17    $    (0.30)
Cumulative effect of change in accounting principle ............        (0.07)           --
                                                                   ----------    ----------
Net income (loss) attributable to common stockholders ..........   $     4.10    $    (0.30)
                                                                   ==========    ==========
Weighted average basic common shares outstanding ...............       16,086        17,682
                                                                   ==========    ==========
Dilutive:
Net income (loss) before cumulative effect of change in
   accounting principle ........................................   $     3.73    $    (0.30)
Cumulative effect of change in accounting principle ............        (0.06)           --
                                                                   ----------    ----------
Net income (loss) attributable to common stockholders ..........   $     3.67    $    (0.30)
                                                                   ==========    ==========
Weighted average diluted common shares outstanding .............       18,028        17,682
                                                                   ==========    ==========

           See accompanying Notes to Consolidated Financial Statements

                               SOURCE MEDIA, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              (CAPITAL DEFICIENCY)
                                 (in thousands)
                                   (unaudited)


                                                                                                                      TOTAL
                                                                                                                STOCKHOLDERS'
                                    COMMON STOCK                        CAPITAL                                     EQUITY
                              -----------------------    TREASURY    IN EXCESS OF   ACCUMULATED  COMPREHENSIVE     (CAPITAL
                                SHARES       AMOUNT        STOCK       PAR VALUE      DEFICIT        LOSS         DEFICIENCY)
                              ----------   ----------   ----------   ------------   -----------  -------------  -------------
BALANCE AT
DECEMBER 31, 2000 .........       17,869   $       18   $   (1,861)   $  136,576    $ (213,138)   $       --      $  (78,405)

Stock compensation ........           --           --           --            55            --            --              55

Net loss ..................           --           --           --            --        (5,157)           --          (5,157)

Accumulated other
  comprehensive loss ......           --           --           --            --            --        (4,707)         (4,707)

Preferred stock dividends .           --           --           --          (168)           --            --            (168)
                              ----------   ----------   ----------    ----------    ----------    ----------      ----------

BALANCE AT
MARCH 31, 2001 ............       17,869   $       18   $   (1,861)   $  136,463    $ (218,295)   $   (4,707)     $  (88,382)
                              ==========   ==========   ==========    ==========    ==========    ==========      ==========


           See accompanying Notes to Consolidated Financial Statements

                               SOURCE MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                           THREE MONTHS ENDED MARCH 31,
                                                               2000           2001
                                                           ------------  --------------

OPERATING ACTIVITIES

Net income (loss) .......................................    $   66,825  $   (5,157)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
    Depreciation ........................................           573         198
    Amortization of intangible assets ...................           530         107
    Stock compensation ..................................           163          55
    Non-cash interest expense ...........................           255         186
    Non-cash interest income ............................           (83)         --
    Provision for losses on accounts receivable .........           134         208
    Gain on sale of interest in joint venture ...........       (74,977)         --
    Equity interest in losses of joint venture ..........         1,583         726

Changes in operating assets and liabilities:
    Trade accounts receivable ...........................         1,279          60
    Related party receivable ............................          (928)        (77)
    Prepaid expenses and other current assets ...........           219         756
    Trade accounts payable and accrued liabilities ......         2,995       1,907
    Unearned income .....................................         1,201      (1,229)
                                                             ----------  ----------

Net cash used in operating activities ...................          (231)     (2,260)

INVESTING ACTIVITIES
  Capital expenditures ..................................           (34)       (107)
  Redemption of short-term investments ..................         2,500          --
  Proceeds from sale of interest in joint venture .......         4,392          --
  Investment in SourceSuite LLC .........................        (4,392)         --
                                                             ----------   ---------

Net cash provided by (used in) investing activities .....         2,466        (107)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock ................           858          --
  Other .................................................             1          --
                                                             ----------   ---------

Net cash provided by financing activities ...............           859          --
                                                             ----------   ---------
Net increase (decrease) in cash and cash
  equivalents ...........................................         3,094      (2,367)
Cash and cash equivalents at beginning of period ........        10,910       7,774
                                                             ----------   ---------

Cash and cash equivalents at end of period ..............    $   14,004   $   5,407
                                                             ==========   =========

           See accompanying Notes to Consolidated Financial Statements

                               SOURCE MEDIA, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Unless the context otherwise requires, all references to the "Company" or "Source Media" include Source Media, Inc. and its wholly owned operating subsidiaries ("Subsidiaries"), including IT Network, Inc. ("IT Network"), Interactive Channel, Inc. ("Interactive Channel"), and SMI Holdings, Inc., its other operating subsidiary, Interactive Channel Technologies Inc., ("ICTI"), as well as its wholly owned non-operating subsidiary, Source Investments, Inc., and SourceSuite LLC ("SourceSuite"), a 50/50 joint venture with Insight Interactive LLC, a subsidiary of Insight Communications Company, Inc ("Insight").


1. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries for the periods indicated. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         Source Media aggregates, produces and delivers rich media content across a range of communication platforms including the Internet, digital television, telephone-based voice portal systems, wireless and wireline telephone networks and automobile telematic systems. The Company also operates SourceSuite, a 50/50 joint venture between the Company and Insight, which provides interactive television programming applications and services, including its SourceGuide(TM) interactive program guide and its LocalSource(TM) interactive programming service. The Company categorized these operations as its IT Network business and its Interactive TV business, respectively.

         On March 3, 2000, Source Media and Insight sold their respective interests in a joint venture to Liberate Technologies ("Liberate") in exchange for the issuance of 886,000 shares of common stock of Liberate and $4.4 million of cash to each of Source Media and Insight. Prior to the sale of the joint venture, cash equal to the value (as determined by an independent appraisal) of certain retained businesses, consisting of the interactive programming guide and related content business, was contributed by the joint venture to SourceSuite, of which Source Media and Insight each own 50%. SourceSuite used these funds to purchase the retained businesses from the joint venture, which were comprised of fixed assets with a net book value of approximately $200,000 and certain accrued liabilities, for $1.1 million.

         Effective January 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The cumulative effect of this change on prior years resulted in a charge of $1.2 million.

Financial Condition

         The Company has reported both an operating loss and a net loss each year since its inception, including an operating loss of $1.7 million and a net loss attributable to common stockholders of $5.3 million for the three months ended March 31, 2001. The Company also may be required to provide additional funding for SourceSuite's operations in 2001. Additionally, the Company did not make the interest payment on its Notes of approximately $5.3 million due on May 1, 2001. The terms of the indenture governing the Notes provides the Company a 30-day period to make the payment before an Event of Default occurs with respect to the Notes. In the event that the Company fails to make the interest payment within the 30-day period, the holders of at least 25% of the aggregate principal amount of Notes outstanding may declare the entire unpaid principal amount of the Notes and all accrued interest due and payable immediately. These factors raise substantial doubt about our ability to continue as a going concern.

         In an effort to reduce costs, the Company began restructuring efforts in the fourth quarter of 2000, which include discontinuing FOB advertising services, exiting low margin products and reducing the number of employees. At March 31, 2001, the Company had $5.4 million of cash available, along with its Liberate stock valued at $7.4 million as of that date. Additionally, the Company has engaged UBS Warburg LLC as its financial advisor to help it evaluate strategic alternatives, especially related to its debt requirements. The Company and UBS Warburg, have initiated discussions with the holders of the Company's 12% Senior Secured Notes about forming an informal committee to discuss possible restructuring alternatives, including the conversion of the outstanding Notes into shares of the Company's Common Stock. There can be no assurances that the Company and its holders of Notes will come to an agreement on restructuring.


2. COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE

         The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." In computing diluted net income (loss) per share, all options, warrants, and convertible securities are excluded if their effects would be antidilutive.

         The reconciliation between the denominator of Basic and Diluted net income (loss) per common share is as follows:

                                                                      MARCH 31,
                                                                        2000
                                                                    ------------

Denominator for basic net income (loss) per share - weighted
  average shares ................................................         16,086

Effect of dilutive securities:
  Employee stock options ........................................            366
  Warrants ......................................................          1,576
                                                                    ------------

Dilutive potential common shares ................................          1,942

Denominator for diluted net income (loss) per share - adjusted
  weighted average shares .......................................         18,028
                                                                    ============


3. AVAILABLE FOR SALE SECURITIES

         Investment in securities available for sale, which consists of the Company's investment in Liberate's common stock, is recorded at fair value. Unrealized gains and losses on the investment are included in other comprehensive loss. Declines in fair value deemed other than temporary are charged to earnings. The closing price per share of the Liberate common stock at March 31, 2001 was $8.3125 resulting in an aggregate value of $7.4 million. The decline in value during the first quarter of 2001 has been reflected in other comprehensive loss. Management does not believe that the decline in market value of the Liberate common stock as compared to the previous quarter is other than temporary.

4. NEW ACCOUNTING PRONOUNCEMENTS

         Financial Accounting Statement ("FAS") 133, Accounting for Derivative Instruments and Hedging Activities was issued in June 1998, and amended by FAS 137 and FAS 138 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. During the first quarter of 2001, there was no impact on the Company from the implementation of this statement.


5. COMMITMENTS AND CONTINGENCIES

         On August 21, 1998, the first of fourteen class action complaints were filed against the Company and certain of its former officers and directors in the United States District Court for the Northern District of Texas asserting violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10-b5 promulgated thereunder. The Court consolidated the complaints into one action entitled Hartsell et al. v. Source Media, Inc., et al., Civil Action No. 3-98-CV-1980-M. The Source Media defendants moved to dismiss the complaint on April 19, 1999. That motion was denied by the Court on July 16, 1999.

         On August 16, 1999, plaintiffs filed a related complaint against Ernst & Young LLP. The action against Ernst & Young was consolidated with the Source Media action on August 31, 1999. On November 19, 1999, Ernst & Young moved to dismiss plaintiffs' complaint and the Court granted that motion with leave to amend. Plaintiffs filed their First Amended Complaint against Ernst & Young on April 20, 2000. Ernst & Young moved to dismiss plaintiffs' First Amended Complaint, and on January 11, 2001 the Court issued an Order denying Ernst & Young's motion. In the January 11 Order, the Court required the parties to complete discovery related to the claims against Ernst & Young within 120 days. On March 26, 2001, the Court granted Ernst & Young's unopposed motion to extend that deadline by 60 days.

         There is currently no deadline for the completion of discovery related to claims against the Source Media defendants and no trial date has been set. Discovery related to the Ernst & Young claims is on-going. The Company believes it is adequately insured against losses from this litigation and that this case is totally without merit. The Company intends to defend itself, and its officers and directors, vigorously.

         As part of the sale of the VirtualModem technology to Liberate, Liberate acquired certain patents that were the subject of a patent infringement lawsuit. This lawsuit was initially brought by the Company's subsidiaries, ICTI and SMI Holdings, against WorldGate Communications in May 1998 in the United States District Court for the District of Delaware. The patent infringement claims have been assigned to Liberate as a result of its acquisition of the VirtualModem technology from the Company. In June 1998, WorldGate filed a counterclaim against the Company, alleging, among others, violations of the Lanham Act and Delaware's Uniform Deceptive Trade Practices Act, common law unfair competition, tortious interference with existing and prospective business relationships and misappropriation of confidential information and trade secrets. SourceSuite joined the litigation after its formation. Following discovery and briefing of the patent claim construction issues, the parties have entered into settlement negotiations covering both WorldGate's cross-complaint against the Company and Liberate's patent infringement claims against WorldGate. Further, as part of the acquisition of VirtualModem, Liberate agreed to defend the Company against WorldGate's cross-complaint and to undertake to settle the litigation and acquire a dismissal with prejudice of WorldGate's cross-complaint against the Company. On March 20, 2001, the court issued a ruling enforcing a proposed settlement agreement among the parties which included a dismissal with prejudice of WorldGate's cross-complaint against the Company and an agreement by the Company and Liberate not to sue with respect to certain WorldGate technology. On April 23, 2001, all claims and counterclaims were dismissed with prejudice. The Company continues to evaluate its position with respect to this litigation to take appropriate steps to protect its intellectual property rights.

         From time to time, the Company becomes aware of claims threatened against it that may develop into litigation. The Company is not aware of any threatened claim that, if determined adversely to it, would have a material and adverse effect on its business or financial condition. Further, from time to time, the Company is a party to routine litigation arising out of the ordinary course of business, none of which is expected to have a material and adverse effect on its business or financial condition.

         At March 31, 2001, the Company has employment agreements with six executives that expire in 2001 and 2002. The agreements generally provide that the Company will pay a base salary amount and grant stock options to the employees, which vest over a fixed period, typically four years. In the event of a termination without cause, the Company remains obligated to make certain payments as defined in the agreements.


6. LONG-TERM DEBT

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

         As of March 31, 2001, $88.5 million in face value of Notes were outstanding and the dealer quoted value of a Note was $0.15 per dollar face value resulting in an aggregate fair market value of the outstanding Notes of approximately $13.3 million. On May 1, 2001, the Company announced that it had not made the approximately $5.3 million interest payment on the Notes due May 1, 2001. The indenture governing the Notes provides the Company a 30-day period to make the payment before an Event of Default occurs with respect to the Notes. See "Financial Condition" section of Note 1 for further discussion.


7. SENIOR PIK PREFERRED STOCK

         On October 30, 1997, the Company issued 800 units (the "Units") of the Preferred Stock (the "Preferred Stock") and warrants for an aggregate purchase price of $20 million. Each Unit consisted of 1,000 shares of non-voting Preferred Stock with a liquidation preference of $25.00 per share and 558.75 warrants (the "October 1997 Warrants"). Each October 1997 Warrant entitles the holder to purchase one share of the Company's common stock at a purchase price of $0.01 per share.

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

         On February 1, 2001, the quarterly dividend due on the Preferred Stock was paid through the issuance of additional Preferred Stock having a liquidation preference of $0.5 million with terms identical to those of the Preferred Stock. The estimated fair market value of the stock issued in lieu of a cash payment on February 1, 2001 was approximately $23 thousand, which was recorded as Preferred Stock dividends. As of March 31, 2001, the dealer-quoted fair market value of the Preferred Stock was approximately $0.35 per share for an aggregate fair value of the outstanding Preferred Stock of $0.2 million.


8. EQUITY IN SOURCESUITE JOINT VENTURE

         On November 17, 1999 the Company completed the creation of a joint venture with Insight to conduct the business of its former VirtualModem(TM) and Interactive TV lines of business. The investment in the joint venture was accounted for by the equity method. The Company contributed certain assets of the "VirtualModem(TM)" and "Interactive Channel" products and businesses in exchange for a 50% ownership in the joint venture. Insight contributed $13 million in cash to the joint venture in exchange for a 50% interest. In connection with the formation of this venture, the Company issued warrants to Insight to purchase 4,596,786 shares of its common stock at $20 per share and sold 842,105 shares of its common stock to Insight for $12 million ($14.25 per share). On March 3, 2000, the joint venture conveyed its Interactive TV line of business to SourceSuite; and Source Media and Insight each sold their interests in the joint venture to Liberate in exchange for the issuance to each of Source Media and Insight of 886,000 shares of Liberate common stock and $4.4 million of cash. The Company and Insight each contributed $4.4 million of cash to SourceSuite in return for a 50% ownership in the joint venture.

         This transaction resulted in a gain for the Company of $75.0 million for the three months ended March 31, 2000. The gain was calculated based on the cash received and the closing price of Liberate common stock on March 3, 2000 (the closing date) of $98.6875 per share, net of the Company's adjusted book basis in the joint venture investment of $16.9 million. The Company has net operating loss carry forwards in excess of the tax effect of this gain and, consequently, reported no current or deferred income tax expense.

         The following represents the unaudited pro forma results of operations of Source Media as if the prior joint venture with Insight and subsequent sale to Liberate and the formation of SourceSuite had occurred on January 1, 2000. The pro forma results below exclude the gain realized by the Company during the first quarter of 2000 in connection with the sale of its interest in the prior joint venture.

                                               Three Months Ended
                                                 March 31, 2000
                                               ------------------

Total revenues .................................   $    4,692
Operating loss .................................       (2,695)
Net loss attributable to common stockholders ...       (7,888)
Net loss per common share ......................        (0.49)


         SourceSuite, which was formed on March 3, 2000, is managed by the Company pursuant to an operating agreement and an annual operating plan approved by the Management Committee. Special actions by SourceSuite require approval of a four-member management committee with equal representation, by both Source Media and Insight, on the Management Committee. The operating agreement of SourceSuite restricts any distribution of equity to members for a period of three years.

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

Summary financial data of SourceSuite at March 31, 2001 is as follows (in thousands):

ASSETS:
    Current assets .......................................   $      2,273
    Software development costs ...........................            304
    Property and equipment, net ..........................            591
    Intangible assets, net ...............................            717
                                                             ------------
                                                             $      3,885
                                                             ============

LIABILITIES AND MEMBERS' EQUITY:
    Current liabilities ..................................   $      1,321
    Members' equity ......................................          2,564
                                                             ------------
                                                             $      3,885
                                                             ============

NET LOSS:
    Net loss for the three months ended March 31, 2001 ...   $     (1,452)
                                                             ============


9. SEGMENT REPORTING

         In accordance with SFAS 131, the Company has identified two reportable operating segments, IT Network and Interactive TV, for disclosure purposes. These two segments are regularly reviewed by the Company's management for determination of the allocation of resources to these businesses. The Interactive TV business is operated through SourceSuite.

         The total revenues, expenses and assets by reportable operating segments are used in the Company's operations and do not include general corporate overhead and assets not allocated to the operating units. These assets and expenses have been separately disclosed for reconciliation purposes.

                                                   Three Months Ended March 31,
                                                       2000            2001
                                                   ------------    ------------
                                                          (In Thousands)

Monetary revenues:
         IT Network ............................   $      4,468    $      3,678
         Interactive TV ........................             --              --
                                                   ------------    ------------

Total monetary revenues ........................   $      4,468    $      3,678
                                                   ============    ============

Nonmonetary revenues:
         IT Network ............................   $        224    $         73
         Interactive TV ........................             --              --
                                                   ------------    ------------
Total nonmonetary revenues .....................   $        224    $         73
                                                   ============    ============

Total revenues:
         IT Network ............................   $      4,692    $      3,751
         Interactive TV ........................             --              --
                                                   ------------    ------------
Total revenues .................................   $      4,692    $      3,751
                                                   ============    ============

Operating loss:
         IT Network ............................   $     (1,223)   $       (735)
         Interactive TV ........................             --              --
         Corporate .............................         (1,472)           (930)
                                                   ------------    ------------
Total operating loss ...........................   $     (2,695)         (1,665)
                                                   ============    ============

Equity interest in losses of joint venture:
         Interactive TV ........................   $     (1,583)   $      ( 726)
                                                   ============    ============

                                             December 31, 2000    March 31,2001
                                             -----------------    -------------

Identifiable assets:
         IT Network .......................     $      6,907       $      4,526
         Interactive TV ...................               --                 --
         Corporate ........................           24,149             17,399
                                                ------------       ------------
Total identifiable assets .................     $     31,056       $     21,925
                                                ============       ============

Investment in joint venture:
         Interactive TV ...................     $      2,008       $      1,287
                                                ============       ============


10. RESTRUCTURING CHARGES

         In the fourth quarter 2000, as part of the Company's continuing evaluation of its product lines, the Company decided to discontinue its front-of-book ("FOB") advertising services. The Company will continue to honor commitments on contracts in books that already have been published, resulting in a wind-down period through March 2002. As a result of this decision, in the fourth quarter of 2000, the Company recognized a charge of $0.2 million for the write-down of production equipment held for sale, which was included in cost of sales, and $0.1 million for non-cancelable lease costs which were included in selling, general and administrative expenses. In the first quarter of 2001, the Company incurred employee severance costs for 66 employees of approximately $0.2 million relating to continued restructuring efforts. FOB advertising services generated revenues of approximately $1.7 million in the first quarter of 2001.


11. FINANCIAL INFORMATION FOR RELATED ISSUERS AND GUARANTORS

         Source Media, Inc. and its wholly owned subsidiaries have operations organized as separate corporate subsidiaries. The Notes discussed in Note 6 represent debt securities that are fully and unconditionally guaranteed, jointly and severally by each of the Company's subsidiaries (the "Subsidiary Guarantors") other than Source Investments, Inc. ("Other Non-Guarantor Subsidiary"). However, the Liberate shares owned by Source Investments, Inc. have been pledged as collateral to secure payment on the Notes. The guarantees are senior obligations of the Subsidiary Guarantors and are secured by substantially all of the assets of the Subsidiary Guarantors. The following tables present the financial positions as of March 31, 2001 and December 31, 2000, as well as results of operations and cash flows for each of the three months ended March 31, 2001 and 2000, combined into three categories: 1) the operations of Source Media, Inc., 2) Subsidiary Guarantors, and 3) Other Non-Guarantor Subsidiary:

                               SOURCE MEDIA, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                 MARCH 31, 2001
                                 (IN THOUSANDS)

                                                                                     NON-
                                                    SOURCE        SUBSIDIARY      GUARANTOR
                 ASSETS                           MEDIA, INC.     GUARANTORS      SUBSIDIARY    ELIMINATIONS    CONSOLIDATED
                                                 ------------    ------------    ------------   ------------    ------------
Cash and cash equivalents ....................   $         --    $      5,405    $          2   $         --    $      5,407
Trade accounts receivable, less
  allowance for doubtful accounts ............             --           1,134              --             --           1,134
Related party receivables ....................             --             467              --             --             467
Prepaid expenses and other current assets ....             --           1,004              --             --           1,004
Investment in securities available for sale ..             --              --           7,365             --           7,365
                                                 ------------    ------------    ------------   ------------    ------------
Total current assets .........................             --           8,010           7,367             --          15,377
Net property and equipment ...................             --           1,185              --             --           1,185
Net intangible assets ........................             --           1,471              --             --           1,471
Investment in SourceSuite LLC ................          1,287              --              --             --           1,287
Investment in SMI Holdings ...................       (195,943)        246,988              --        (51,045)             --
Investment in Source Investments, Inc. .......          7,365          80,083              --        (87,448)             --
Other non-current assets .....................          2,605              --              --             --           2,605
Intercompany .................................        198,012        (198,012)             --             --              --
                                                 ------------    ------------    ------------   ------------    ------------
Total assets .................................   $     13,326    $    139,725    $      7,367   $   (138,493)   $     21,925
                                                 ============    ============    ============   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Trade accounts payable .......................   $         --    $        736    $         --   $         --    $        736
Accrued interest .............................          4,427              --              --             --           4,427
Other accrued liabilities ....................             --           1,853              --             --           1,853
Unearned income ..............................             --           3,038              --             --           3,038
                                                 ------------    ------------    ------------   ------------    ------------
Total current liabilities ....................          4,427           5,627              --             --          10,054

Long-term debt ...............................         88,542              --              --             --          88,542
Minority interests in consolidated
  subsidiaries ...............................             --           3,840              --             --           3,840
Note receivable and accrued interest
  from minority stockholder ..................             --            (868)             --             --            (868)
Senior redeemable payment-in-kind
  (PIK) preferred stock ......................          8,739              --              --             --           8,739
Stockholders' equity (capital deficiency) ....        (88,382)        131,126           7,367       (138,493)        (88,382)
                                                 ------------    ------------    ------------   ------------    ------------
Total liabilities and stockholders' equity
  (capital deficiency) .......................   $     13,326    $    139,725    $      7,367   $   (138,493)   $     21,925
                                                 ============    ============    ============   ============    ============

                               SOURCE MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                        THREE MONTHS ENDED MARCH 31, 2001
                                 (IN THOUSANDS)

                                                                          NON-
                                            SOURCE       SUBSIDIARY    GUARANTOR
                                          MEDIA, INC.    GUARANTORS    SUBSIDIARY   ELIMINATIONS  CONSOLIDATED
                                          -----------    ----------   -----------   ------------  ------------

Revenues ...............................   $       --    $    3,751    $       --    $       --    $    3,751
Cost of sales ..........................           --         2,448            --            --         2,448
                                           ----------    ----------    ----------    ----------    ----------
Gross profit ...........................           --         1,303            --            --         1,303

Selling, general and administrative
  expenses .............................           --         2,860             1            --         2,861
Amortization of intangible assets ......           --           107            --            --           107
                                           ----------    ----------    ----------    ----------    ----------
                                                   --         2,967             1            --         2,968

Operating loss .........................           --        (1,664)           (1)           --        (1,665)

Interest (income) expense, net .........        2,842           (76)           --            --         2,766
Equity interest in losses of joint
  venture ..............................          726            --            --            --           726
Equity interest in losses of
  subsidiaries .........................        1,589            --            --        (1,589)           --
                                           ----------    ----------    ----------    ----------    ----------
Net loss ...............................       (5,157)       (1,588)           (1)        1,589        (5,157)

Preferred stock dividends ..............          168            --            --            --           168
                                           ----------    ----------    ----------    ----------    ----------

Net loss attributable to common
  stockholders .........................   $   (5,325)   $   (1,588)   $       (1)   $    1,589    $   (5,325)
                                           ==========    ==========    ==========    ==========    ==========

                               SOURCE MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                        THREE MONTHS ENDED MARCH 31, 2001
                                 (IN THOUSANDS)

                                                                                 NON-
                                                    SOURCE       SUBSIDIARY     GUARANTOR
                                                  MEDIA, INC.    GUARANTORS    SUBSIDIARY   ELIMINATIONS  CONSOLIDATED
                                                  -----------    ----------    ----------   ------------  ------------
OPERATING ACTIVITIES
Net cash used in operating activities ..........   $        5    $   (2,264)   $       (1)   $       --    $   (2,260)

INVESTING ACTIVITIES
    Capital expenditures .......................           --          (107)           --            --          (107)
    Intercompany ...............................           (5)            5            --            --            --
                                                   ----------    ----------    ----------    ----------    ----------
Net cash provided by (used in) investing
  activities ...................................           (5)         (102)           --            --          (107)

Net increase (decrease) in cash and cash
  equivalents ..................................           --        (2,366)           (1)           --        (2,367)
Cash and cash equivalents at beginning of
  period .......................................           --         7,774            --            --         7,774
                                                   ----------    ----------    ----------    ----------    ----------

Cash and cash equivalents at end of period .....   $       --    $    5,408    $       (1)   $       --    $    5,407
                                                   ==========    ==========    ==========    ==========    ==========

                               SOURCE MEDIA, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                                     NON-
                                                    SOURCE        SUBSIDIARY      GUARANTOR
               ASSETS                             MEDIA, INC.     GUARANTORS      SUBSIDIARY    ELIMINATIONS    CONSOLIDATED
                                                 ------------    ------------    ------------   ------------    ------------

Cash and cash equivalents ....................   $         --    $      7,771    $          3   $         --    $      7,774
Trade accounts receivable, less
  allowance for doubtful accounts ............             --           1,402              --             --           1,402
Related party receivables ....................             --             390              --             --             390
Prepaid expenses and other current assets ....             --           1,759              --             --           1,759
Investment in securities available for sale ..             --              --          12,072             --          12,072
                                                 ------------    ------------    ------------   ------------    ------------
Total current assets .........................             --          11,322          12,075             --          23,397
Net property and equipment ...................             --           1,277              --             --           1,277
Net intangible assets ........................             --           1,578              --             --           1,578
Investment in SourceSuite LLC ................          2,008              --              --             --           2,008
Investment in SMI Holdings ...................       (114,342)        165,387              --        (51,045)             --
Investment in Source Investments, Inc. .......         12,075          75,373              --        (87,448)             --
Other non-current assets .....................          2,796              --              --             --           2,796
Intercompany .................................        117,942        (117,942)             --             --              --
                                                 ------------    ------------    ------------   ------------    ------------
Total assets .................................   $     20,479    $    136,995    $     12,075   $   (138,493)   $     31,056
                                                 ============    ============    ============   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Trade accounts payable .......................   $         --    $      1,315    $         --   $         --    $      1,315
Accrued interest .............................          1,771              --              --             --           1,771
Other accrued interest .......................             --           2,020              --             --           2,020
Unearned income ..............................             --           4,267              --             --           4,267
                                                 ------------    ------------    ------------   ------------    ------------
Total current liabilities ....................          1,771           7,602              --             --           9,373

Long-term debt ...............................         88,542              --              --             --          88,542
Minority interests in consolidated
  subsidiaries ...............................             --           3,840              --             --           3,840
Note receivable and accrued interest
  from minority stockholder ..................             --            (865)             --             --            (865)
Senior redeemable payment-in-kind
  (PIK) preferred stock ......................          8,571              --              --             --           8,571
Non-participating preferred stock ............             --              --              --             --              --
Stockholders' equity .........................        (78,405)        126,418          12,075       (138,493)        (78,405)
                                                 ------------    ------------    ------------   ------------    ------------
Total liabilities and stockholders' equity
  (capital deficiency) .......................   $     20,479    $    136,995    $     12,075   $   (138,493)   $     31,056
                                                 ============    ============    ============   ============    ============

                               SOURCE MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                        THREE MONTHS ENDED MARCH 31, 2000
                                 (IN THOUSANDS)

                                                                                     NON-
                                                    SOURCE        SUBSIDIARY      GUARANTOR
                                                  MEDIA, INC.     GUARANTORS      SUBSIDIARY    ELIMINATIONS    CONSOLIDATED
                                                 ------------    ------------    ------------   ------------    ------------

Revenues .....................................   $         --    $      4,692    $         --   $         --    $      4,692
Cost of sales ................................             --           3,071              --             --           3,071
                                                 ------------    ------------    ------------   ------------    ------------
Gross profit .................................             --           1,621              --             --           1,621

Selling, general and administrative
  expenses ...................................             --           3,732              --             --           3,732
Amortization of intangible assets ............             --             584              --             --             584
                                                 ------------    ------------    ------------   ------------    ------------
                                                           --           4,316              --             --           4,316

Operating loss ...............................             --          (2,695)             --             --          (2,695)

Interest (income) expense, net ...............          3,094            (246)             --             --           2,848
Equity interest in losses of joint venture ...          1,583              --              --             --           1,583
(Gain) on sale of interest in joint venture ..        (74,977)             --              --             --         (74,977)

Equity interest in losses of subsidiaries ....          3,475              --              --         (3,475)             --

Other expense (income), net ..................             --            (133)             --             --            (133)
                                                 ------------    ------------    ------------   ------------    ------------
Net loss before extraordinary item ...........         66,825          (2,316)             --          3,475          67,984
Cumulative effect of change in
  accounting principle .......................             --           1,159              --             --           1,159
                                                 ------------    ------------    ------------   ------------    ------------
Net loss .....................................         66,825          (3,475)             --          3,475          66,825

Preferred stock dividends ....................            822              --              --             --             822
                                                 ------------    ------------    ------------   ------------    ------------

Net loss attributable to common
  stockholders ...............................   $     66,003    $     (3,475)   $         --   $      3,475    $     66,003
                                                 ============    ============    ============   ============    ============

                               SOURCE MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                        THREE MONTHS ENDED MARCH 31, 2000
                                 (IN THOUSANDS)

                                                                                    NON-
                                                   SOURCE        SUBSIDIARY      GUARANTOR
                                                 MEDIA, INC.     GUARANTORS      SUBSIDIARY    ELIMINATIONS    CONSOLIDATED
                                                ------------    ------------    ------------   ------------   ------------
OPERATING ACTIVITIES
Net cash used in operating activities .......   $        246    $       (477)   $         --   $         --   $       (231)

INVESTING ACTIVITIES
    Capital expenditures ....................             --             (34)             --             --            (34)
    Redemption of short-term
      investments ...........................             --           2,500              --             --          2,500
    Redemption of restricted
      investments ...........................          5,997          (5,997)             --             --             --
    Proceeds from sale of joint
      venture ...............................             --           4,392              --             --          4,392
    Investment in SourceSuite LLC ...........             --          (4,392)             --             --         (4,392)
    Intercompany ............................         (7,101)          7,101              --             --             --
                                                ------------    ------------    ------------   ------------   ------------
Net cash provided by (used in) investing
  activities ................................         (1,104)          3,570              --             --          2,466

FINANCING ACTIVITIES
    Proceeds from issuance of common
      stock .................................            858              --              --             --            858
    Other ...................................             --               1              --             --              1
                                                ------------    ------------    ------------   ------------   ------------
Net cash provided by financing activities ...            858               1              --             --            859

Net increase (decrease) in cash and cash
  equivalents ...............................             --           3,094              --             --          3,094
Cash and cash equivalents at beginning of
  period ....................................             --          10,910              --             --         10,910
                                                ------------    ------------    ------------   ------------   ------------

Cash and cash equivalents at end of period ..   $         --    $     14,004    $         --   $         --   $     14,004
                                                ============    ============    ============   ============   ============


12. SUBSEQUENT EVENTS

         The Company and its financial advisor, UBS Warburg, have initiated discussions with holders of the Company's 12% Senior Secured Notes about forming an informal committee to discuss possible restructuring alternatives. The Company did not make its interest payment of approximately $5.3 million due on its 12% Senior Secured Notes on May 1, 2001. The indenture governing the Notes provides the Company a 30-day period to make the payment before an Event of Default occurs with respect to the Notes. The Company has engaged UBS Warburg as its exclusive financial advisor in analyzing its strategic alternatives and will continue to review all available options during the 30-day period and thereafter. See "Financial Condition" section of Note 1 for further discussion.

                                 SOURCESUITE LLC
                                 BALANCE SHEETS
                                   (unaudited)

                                                         DECEMBER 31,    MARCH 31,
                                                             2000         2001
                                                         ------------   ----------
                                                           (dollars in thousands)

ASSETS

Current Assets:
    Cash and cash equivalents .........................   $    3,252    $    1,769
    Related party receivables .........................          124           208
    Prepaid expenses and other current assets .........          294           296
                                                          ----------    ----------
         Total current assets .........................        3,670         2,273

Software development costs ............................          188           304

Property and equipment:
    Computer equipment ................................          825           863
    Accumulated depreciation ..........................          225           272
                                                          ----------    ----------
Net property and equipment ............................          600           591

Intangible assets:
    Goodwill ..........................................          915           915
    Accumulated amortization ..........................          153           198
                                                          ----------    ----------
Net intangible assets .................................          762           717

         Total assets .................................   $    5,220    $    3,885
                                                          ==========    ==========

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:
    Accounts payable ..................................   $      199    $       42
    Accrued liabilities ...............................          615           905
    Payable to Source Media, Inc. .....................          390           374
                                                          ----------    ----------
         Total current liabilities ....................        1,204         1,321

Members' equity:
    Contributed capital, 1,000,000 units authorized,
      issued and outstanding ..........................        9,967         9,967
    Accumulated deficit ...............................       (5,951)       (7,403)
                                                          ----------    ----------
         Total members' equity ........................        4,016         2,564
                                                          ----------    ----------
         Total liabilities and members' equity ........   $    5,220    $    3,885
                                                          ==========    ==========


                 See accompanying Notes to Financial Statements

                                 SOURCESUITE LLC
                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                       PERIOD OF INCEPTION
                                          (MARCH 3, 2000)
                                              THROUGH       THREE MONTHS ENDED
                                         MARCH 31, 2000        MARCH 31, 2001
                                       -------------------  ------------------
                                               (dollars in thousands)

Revenues ..............................   $         --        $        198
Cost of sales .........................             --                 643
                                          ------------        ------------
Gross profit (loss) ...................             --                (445)

Selling, general and administrative
  expenses ............................            670               1,044
                                          ------------        ------------

Operating loss ........................           (670)             (1,489)

Interest income .......................             38                  37
                                          ------------        ------------

         Net loss .....................   $       (632)       $     (1,452)
                                          ============        ============

                 See accompanying Notes to Financial Statements

                                 SOURCESUITE LLC
                          STATEMENT OF MEMBERS' EQUITY

                                   (unaudited)

                                  MEMBERSHIP UNITS  MEMBER'S EQUITY
                                  ----------------  ---------------
                                        (dollars in thousands)

BALANCE AT DECEMBER 31, 2000 ....      1,000,000     $      4,016

Net loss ........................             --           (1,452)
                                    ------------     ------------

BALANCE AT MARCH 31, 2001 .......      1,000,000     $      2,564
                                    ============     ============


                 See accompanying Notes to Financial Statements

                                 SOURCESUITE LLC
                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                              PERIOD
                                                           OF INCEPTION
                                                         (MARCH 3, 2000)     THREE MONTHS
                                                             THROUGH             ENDED
                                                          MARCH 31, 2000    MARCH 31, 2001
                                                         ---------------    --------------
                                                            (dollars in thousands)

  OPERATING ACTIVITIES

Net loss .............................................   $       (632)      $     (1,452)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation .....................................              4                 47
    Amortization of intangible assets ................             --                 45

Changes in operating assets and liabilities:
    Related party receivable .........................             --                (84)
    Trade accounts receivable ........................             (7)                --
    Prepaid expenses and other current assets ........            (22)                (2)
    Trade accounts payable and accrued liabilities ...            361                133
    Related party payable ............................            321                (16)
                                                         ------------       ------------

Net cash provided by (used in) operating activities ..             25             (1,329)

INVESTING ACTIVITIES
  Software development ...............................             --               (116)
  Capital expenditures ...............................             (7)               (38)
                                                         ------------       ------------

Net cash used in investing activities ................             (7)              (154)

Net decrease in cash and cash equivalents ............             18             (1,483)
Cash and cash equivalents at beginning of period .....          8,830              3,252
                                                         ------------       ------------

Cash and cash equivalents at end of period ...........   $      8,848       $      1,769
                                                         ============       ============


                 See accompanying Notes to Financial Statements

                                 SOURCESUITE LLC

                          NOTES TO FINANCIAL STATEMENTS


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

         Upon completion of the transactions on March 3, 2000, the net assets of SourceSuite consisted of $8.8 million in cash and $1.1 million in purchased net assets from the joint venture, allocated as follows (in thousands):

Related party receivable .....................   $      1,081
Prepaid expenses and other current assets ....             47
Property and equipment .......................            189
Goodwill .....................................            915
Accrued liabilities ..........................           (558)
Related party payable ........................           (539)
                                                 ------------
    Net assets acquired ......................   $      1,135
                                                 ============

         Liberate provides SourceSuite, without charge, specific software development services for the Interactive TV applications and services under a programming services agreement. The fair value of these software development services cannot be reasonably estimated. Liberate is expected to deliver specific software components and technology pursuant to the agreement in the second half of 2001. In order to increase the distribution of SourceSuite's applications and services, SourceSuite entered into a preferred content provider agreement with Liberate on March 3, 2000 with an initial term of four years. Pursuant to this agreement, Liberate offers specified pricing discounts to its customers that agree to use SourceSuite's applications and services with the VirtualModem products. The agreement requires SourceSuite to reimburse Liberate for the pricing discounts offered as the revenue is received from the customer.

         Since inception on March 3, 2000, SourceSuite has incurred a net loss of $7.4 million and its operating activities have used approximately $6.1 million in cash. SourceSuite is expected to continue to incur operating losses at least through 2001. SourceSuite's ability to continue operations through and beyond 2001 is dependent upon the availability of sufficient cash to meet its working capital, development, and other operational needs. As of March 31, 2001, SourceSuite's primary source of liquidity is its cash and cash equivalents of approximately $1.8 million; however, SourceSuite's remaining cash requirements for fiscal 2001 are expected to exceed this amount. As a result, SourceSuite will be dependent upon capital contributions from Source Media and Insight to meet its additional cash requirements. In addition, a significant portion of SourceSuite's projected revenues for fiscal 2001 is likely to be derived from its service relationship with Insight.

         Source Media anticipates continuing losses, has a capital deficiency, and has not made the interest payment on its Notes of approximately $5.3 million due on May 1, 2001. These issues create substantial doubt as to the ability of Source Media to continue as a going concern through 2001. The dependence of SourceSuite upon capital contributions from Source Media, combined with SourceSuite's anticipated losses, creates substantial doubt about the ability of SourceSuite to continue as a going concern through 2001.

         In evaluating the funding requirements of SourceSuite, the Management Committee may explore the availability of outside debt or equity financing. If such financing is not available on appropriate terms, the Management Committee may inform the Members of a need for additional capital contributions to fund operations (each a "Capital Call"). Both Source Media and Insight have expressed their intent to provide additional capital contributions to SourceSuite in response to a Capital Call. In the event of a Capital Call, Source Media and Insight will share in the additional capital contributions according to their respective ownership interests in SourceSuite. We believe SourceSuite's financial resources, including existing cash and cash equivalents and available cash from Capital Calls, will be sufficient to meet SourceSuite's anticipated working capital, development and other operational needs through 2001.



2. ACCOUNTING POLICIES


         Basis of Presentation

         As described in Note 1, SourceSuite purchased certain assets for $1.1 million on March 3, 2000 (date of inception). The purchase price was allocated to tangible net assets based upon their fair values, with the excess of the purchase price over the fair value of net assets acquired recorded as goodwill.

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

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


5. RELATED PARTY TRANSACTIONS

         As part of the joint venture agreement between Source Media and Insight, Source Media manages the day-to-day operations of SourceSuite pursuant to SourceSuite's operating plan. As part of this arrangement, SourceSuite pays Source Media a management fee equal to 5% of gross operating revenues, as defined, on an annual basis. SourceSuite reimburses Source Media for the direct costs of the Interactive TV business and certain overhead costs. SourceSuite also purchases content for its LocalSource product from Source Media's IT Network division. These costs have been included in the payable to related parties and are reimbursed to Source Media on a regular basis. Additionally, SourceSuite purchases certain hardware on behalf of Insight. These amounts are billed to Insight and included in related party receivables.

         SourceSuite provides Interactive TV applications and services to Insight pursuant to a letter of intent. Approximately 88% of SourceSuite's revenues for the three months ended March 31, 2001 have been derived from its service relationship with Insight.

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


WORLDGATE

         As part of the sale of the VirtualModem technology to Liberate, Liberate acquired certain patents that were the subject of a patent infringement lawsuit. This lawsuit was initially brought by Source Media's subsidiaries, Interactive Channel Technologies and SMI Holdings, against WorldGate Communications in May 1998 in U.S. District Court for the District of Delaware. The patent infringement claims have been assigned to Liberate as a result of its acquisition of the VirtualModem technology from Source Media. In June 1998, WorldGate filed a counterclaim against Source Media, alleging, among others, violations of the Lanham Act and Delaware's Uniform Deceptive Trade Practices Act, common law unfair competition, tortious interference with existing and prospective business relationships and misappropriation of confidential information and trade secrets. SourceSuite joined the litigation as a defendant after its formation. Following discovery and briefing of the patent claim construction issues, the parties have entered into settlement negotiations covering both WorldGate's cross-complaint against Source Media and Liberate's patent infringement claims against WorldGate. Further, as part of the acquisition of VirtualModem, Liberate agreed to defend Source Media against WorldGate's cross-complaint and to undertake to settle the litigation and acquire our full release against any liability for the WorldGate cross-complaint without any payment of damages or other legal or equitable relief against Source Media. On March 20, 2001, the court issued a ruling enforcing a proposed settlement agreement among the parties, which included a dismissal of WorldGate's cross-complaint against Source Media, and an agreement by Source Media and Liberate not to sue with respect to certain WorldGate technology. On April 23, 2001, all claims and counterclaims were dismissed with prejudice. Source Media continues to evaluate its position in this litigation and intends to take appropriate steps to protect our intellectual property rights.

7. SUBSEQUENT EVENTS

         On April 9, 2001, one of SourceSuite's customers, AT&T Broadband, notified the Company that the Software License and Programming Agreement assigned to AT&T by Cablevision in connection with AT&T's purchase of Cablevision's Boston, Framingham and Lexington, Massachusetts systems would be terminated as of June 30, 2001. The Company does not expect the termination of this agreement to have a material impact on the results of operations or financial condition of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Unless the context otherwise requires, all references to "we", "us" or "our" include Source Media, Inc., its wholly owned operating subsidiaries ("Subsidiaries"), including IT Network, Inc. ("IT Network"), Interactive Channel, Inc. ("Interactive Channel"), and SMI Holdings, Inc., its other operating subsidiary, Interactive Channel Technologies Inc. ("ICTI"), as well as its wholly owned non-operating subsidiary, Source Nevada, Inc., and SourceSuite LLC ("SourceSuite"), a 50/50 joint venture with Insight Interactive LLC, a subsidiary of Insight Communications Company, Inc. ("Insight").


FORWARD LOOKING INFORMATION AND RISK FACTORS

         We or our representatives from time to time may make, or may have made, certain forward-looking statements, whether orally or in writing, including without limitation any such statements made, or to be made, in the Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and other information contained in our various filings with the Securities and Exchange Commission. We wish to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the "safe harbor" established in the Private Securities Litigation Reform Act of 1995. Accordingly, such statements are qualified in their entirety by reference to, and are accompanied by, the risk factors discussed from time to time in our Annual Report on Form 10-K and other Securities and Exchange Commission filings that could cause actual results to differ materially from those projected in such forward-looking statements.

         Among the factors that could cause actual results to differ materially from our expectations are our high degree of leverage and our ability to service debt, the need for additional financing, that we may not have sufficient collateral to repay our indebtedness in full, that we need to sell some of our assets or take other steps to recapitalize or reorganize our businesses and assets, our auditors have informed us that they believe there is substantial doubt about our ability to continue as a going concern, the potential for a change of control that would require us to purchase our notes and Preferred Stock, historical and projected losses, access to channels on cable television systems and uncertainty of subscriber acceptance, the uncertainty of a market for interactive television, a loss of our largest customer of our Interactive TV applications and service, the availability of programming, the further technical development needed to improve the economics of deploying interactive television to multiple cable systems, a delay in the roll-out of digital set-top boxes, competition within the industry, rapid technological advances that could render our products obsolete or non-competitive, the potential that we may be subject to third party intellectual property claims, anti-takeover effects of our shareholder rights plan, stock volatility, the market price of our common stock and delisting from quotation on the Nasdaq Stock Market, our ability to attract and retain key management personnel, government regulation and other risk factors discussed from time to time in our Annual Report on Form 10-K and other Securities and Exchange Commission filings.

         We caution you that the foregoing list of factors does not describe all of the risks of an investment in our common stock. We operate in a rapidly changing business environment, and new risk factors continually emerge. We cannot predict every risk factor, nor can we assess the impact of all these risk factors on our business or the extent to which any factor, or combination of risks, may cause actual results to differ from those projected in any forward-looking statements. Accordingly, you should not rely upon forward-looking statements as a prediction of our actual results.

GENERAL

         The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes which are included elsewhere in this report.

         Source Media aggregates, produces and delivers rich media content across a range of communication platforms including the Internet, digital television, telephone-based voice portal systems, wireless and wireline telephone networks and automobile telematic systems. The Company also operates SourceSuite, a 50/50 joint venture between the Company and Insight, which provides interactive television programming applications and services, including its SourceGuide(TM) interactive program guide and its LocalSource(TM) interactive programming service. The Company categorizes these operations as its IT Network business and its Interactive TV business, respectively.

         In the fourth quarter 2000 and the first quarter 2001, we made significant decisions regarding the focus of our business in an effort to generate revenue opportunities. As a result, decisive actions were taken to focus on content opportunities rather than technology, to improve our distribution alliances and to position ourselves for future growth as revenue opportunities in the interactive television industry emerge. We are in the process of exiting low-margin business activities and centralizing our selling activities. In this regard, we have exited our front-of-book ("FOB") yellow page advertising services. These services generated monetary revenue of approximately $1.9 million and $1.7 million for the three months ended March 31, 2000 and 2001, respectively. We will continue to honor FOB product commitments during a wind down period through March 2002. Cost of sales for FOB services has historically been higher than for our content business. Our gross profit in 2001 will continue to reflect the impact of these higher costs associated with the FOB revenues we will be recording during the wind down period. Cost savings resulting from the discontinuance of this product line will not fully be realized until 2002. We also have reduced the size of our work force to contain expenses. We incurred employee severance costs of approximately $0.2 million during the first quarter of 2001 relating to our restructuring efforts. Because of these activities, and for the reasons set forth under the caption "Forward Looking Information and Risk Factors," we do not believe our historical financial results of operations are necessarily indicative of future operating results.


THREE MONTHS ENDED MARCH 31, 2001 AND 2000

         Monetary revenues decreased 18% to $3.7 million for the three months ended March 31, 2001 from $4.5 million for the same period in 2000. The decrease was primarily driven by $0.7 million of decreased advertising sales, advertising services and systems management sales primarily due to our exiting the FOB advertising and internet advertising businesses and $0.2 million of decreased information services revenue from the same period in the prior year. These decreases were partially offset by $0.1 million of revenue from new content product sales.

         Monetary cost of sales decreased 17% to $2.4 million for the three months ended March 31, 2001 from $2.8 million for the same period in 2000, primarily due to $0.4 million of reduced product costs due to discontinued products and decreased sales, and $0.1 million of other operational savings.

         Nonmonetary revenues and nonmonetary cost of sales decreased 67% to $0.1 million for the three months ended March 31, 2001. Nonmonetary sales accounted for 5% of revenues for the three months ended March 31, 2000 compared to 2% of revenues for the same period in 2001. This decrease is primarily due to the Company's decision to exit the FOB advertising business.

         Selling, general and administrative expenses decreased 23% to $2.9 million for the three months ended March 31, 2001 from $3.7 million for the same period in 2000. The decrease is primarily due to reductions in legal fees of $0.2 million and non-cash stock compensation expense of $0.1 million, $0.4 million of costs incurred in the first quarter of 2000 in connection with the sale of our original joint venture with Insight to Liberate and other operations savings of $0.4 million, partially offset by increased professional fees of $0.3 million.

         Amortization of intangible assets decreased 82% to $0.1 million from $0.6 million for the three months ended March 31, 2001 primarily due to the write-down of goodwill and contract rights in the fourth quarter of 2000.

         Equity interest in losses of joint venture includes our share of the results of operations of SourceSuite (formed in March 2000) for the three months ended March 31, 2001 and our prior joint venture (formed in November 1999) for the three months ended March 31, 2000, recorded using the equity method. The decrease in the equity loss is primarily attributable to the results for the three months ended March 31, 2000 including losses incurred on our Virtual Modem business that was sold to Liberate Technologies on March 3, 2000.

         Interest expense decreased 8% to $2.8 million for the three months ended March 31, 2001 from $3.1 million for the same period in 2000 due to the exchange of approximately $7.75 million of our Senior Secured Notes for common stock in the second and third quarter of 2000. This expense is associated with a $100 million debt financing completed by the Company in October 1997 and described in detail in the Notes to Consolidated Financial Statements.

         Interest income decreased 69% to $0.1 million for the three months ended March 31, 2001 from $0.2 million for the same period in 2000 due to decreased cash balances.

         Gain on sale of interest in joint venture was comprised of $75.0 million of gain recorded upon the sale of our interest in the prior joint venture with Insight to Liberate in exchange for 886,000 shares of common stock in Liberate and $4.4 million cash.

         Effective January 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", and recorded a charge of $1.2 million for the cumulative effect of the change in accounting principle.

         Preferred Stock dividends of $0.2 million and $0.8 million for the three months ended March 31, 2001 and 2000, relate to the Preferred Stock financing completed by the Company in October 1997 and described in the Notes to Consolidated Financial Statements. Dividends are recorded at the fair market value of the shares. The decrease in expense is primarily attributable to the exchange in the second and third quarter of 2000 of Preferred Stock for common stock and a lower Preferred Stock price for the three months ended March 31, 2001.


LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have experienced substantial operating losses and net losses as a result of our efforts to develop, deploy and support our IT Network business and to develop, conduct trials and commercially launch our Interactive TV business. As of March 31, 2001, we had an accumulated deficit of $218.3 million and had used cumulative net cash in operations of $117.7 million; $2.3 million of cash was used in operating activities for the three months ended March 31, 2001. The difference at March 31, 2001 between the accumulated deficit and cumulative net cash used in operations since inception was attributable to nonmonetary charges. We will continue to incur operating losses at least through 2001.

         In November 1999, Source Media contributed its Interactive TV business, including the assets and properties related to its VirtualModem software and associated businesses, to a 50/50 joint venture with Insight. VirtualModem software is a "middleware" platform or the software which permits the subscriber to interact with advertisements, programs and other content through a cable set-top box. Insight contributed $13 million of equity financing to the joint venture and purchased 842,105 shares of the Company's common stock for $12 million ($14.25 per share) and warrants to purchase 4,596,786 additional shares of its common stock at $20 per share. On March 3, 2000, the Company and Insight sold their interests in the joint venture to Liberate Technologies ("Liberate") in exchange for the issuance to each of Source Media and Insight of 886,000 shares of Liberate common stock and other consideration. Prior to the completion of that sale, Source Media and Insight formed SourceSuite and transferred from the joint venture to SourceSuite the net assets and properties not related to VirtualModem which were valued at $1.1 million. Accordingly, Liberate acquired all patents and technology underlying the Virtual Modem software and businesses. Liberate granted SourceSuite an exclusive perpetual license to use the patents and technology in connection with SourceGuide. As a result, SourceSuite's Interactive TV business became a provider of applications and services other than middleware. Our agreement to manage SourceSuite could require us to make additional capital contributions to the joint venture that may require us to raise additional capital. Our anticipated capital obligations may require us to sell some or all of the Liberate common stock held by us. On March 31, 2001, the Liberate shares had an aggregate value of approximately $7.4 million, based on the closing price of Liberate stock of $8.3125 per share. Liberate common stock is traded on the Nasdaq Stock Market under the symbol "LBRT." As of May 7, 2001, these shares had a value of $10.09 per share for an aggregate market value of $8.9 million.

         Since inception, we have financed our operations primarily through an aggregate $156.6 million raised from various financing activities, including the incurrence of debt and the issuance of our common stock and preferred stock. In October 1997, we issued $100.0 million principal amount of Notes and $20.0 million of Preferred Stock. As of May 8, 2001, $88.5 million of Notes were outstanding, and the dealer quoted value at that date of a Note was $0.08 per dollar face value, resulting in an aggregate fair market value of the outstanding Notes of approximately $7.1 million. We did not make our interest payment of $5.3 million due on May 1, 2001. The indenture governing the Notes provides the Company a 30-day period to make the payment before an Event of Default occurs with respect to the Notes. The Company has engaged UBS Warburg as its exclusive financial advisor in analyzing its strategic alternatives and will continue to review all available options during the 30-day period and thereafter. In addition to the Liberate common stock held by us, our primary source of liquidity is our cash and cash equivalents, which totaled $5.4 million at March 31, 2001.

         Our future capital requirements will depend on many factors, including, but not limited to the following factors, some of which are outside our control:
(i) the operating results of our IT Network business, including the ability to grow our rich media content business; (ii) the success and timing of the development, introduction and deployment of our Interactive TV applications and services; (iii) the extent of market acceptance of our applications, content and services; (iv) potential acquisitions or asset purchases; (v) the deployment of digital set-top boxes incorporating technology that is compatible with our applications and services; (vi) competitive factors; and (vii) changes in the regulatory environment.

         We have reported both an operating loss and a net loss each year since our inception, including an operating loss of $1.7 million and a net loss attributable to common stockholders of $5.3 million for the three months ended March 31, 2001. We also may be required to provide additional funding for SourceSuite's operations in 2001. Additionally, we did not make the May 1, 2001 interest payments on our Notes of approximately $5.3 million. The terms of the indenture governing the Notes provides the Company a 30-day period to make the payment before an Event of Default occurs with respect to the Notes. In the event that the Company fails to make the interest payment within the 30-day period, the holders of at least 25% of the aggregate principal amount of Notes outstanding may declare the entire unpaid principal amount of the Notes and all accrued interest due and payable immediately. These factors raise substantial doubt about our ability to continue as a going concern. The Company and its financial advisor, UBS Warburg, have initiated discussions with the holders of the Company's 12% Senior Secured Notes about forming an informal committee to discuss possible restructuring alternatives, including the conversion of the outstanding Notes into shares of the Company's Common Stock. There can be no assurances that the Company and its holders of Notes will come to an agreement on restructuring.


EFFECT OF INFLATION

         We believe that the effect of inflation has not been material during the three-month periods ended March 31, 2000 and 2001, respectively.

NET OPERATING LOSS CARRYFORWARDS

         At December 31, 2000, we had net operating loss carryforwards of approximately $137.4 million for U.S. Federal income tax purposes, which begin to expire in 2003 which may be used to reduce future United States taxable income. The Internal Revenue Code of 1986, as amended, imposes limitations on the use of net operating loss carryforwards if certain stock ownership changes occur. An ownership change occurred in 1995 that caused utilization of $23.1 million of our net operating losses incurred prior to the ownership change to be limited to approximately $9.0 million in a given year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are exposed to changes in interest rates related primarily to our Notes and Preferred Stock. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At March 31, 2001, we had Notes outstanding having an aggregate principal amount of $88.5 million, due November 1, 2004, which bear interest at a fixed rate of 12% and Preferred Stock outstanding having a liquidation preference of $13.2 million, due November 1, 2007, which has a fixed dividend rate of 13 1/2%. The fair value of the Notes at March 31, 2001 was approximately $13.3 million based upon dealer quoted market price. As of March 31, 2001, the dealer-quoted fair market value of the Preferred Stock was approximately $0.35 per share for an aggregate value of the outstanding Preferred Stock of $0.2 million.

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

         On March 3, 2000, we received 886,000 shares of Liberate common stock in exchange for our interest in our joint venture with Insight. The closing price per share of the Liberate common stock on March 3, 2000 was $98.6875, giving us a total original investment in Liberate common stock of approximately $87.4 million. We face the market risk associated with price fluctuations of the Liberate common stock until such time as we sell or hedge the stock. As of March 31, 2001, the closing price per share of the Liberate common stock was $8.3125 resulting in a total investment balance of $7.4 million. As of May 7, 2001, the closing price was $10.09 resulting in a total investment of $8.9 million.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2000 and to the Notes to SourceSuite's and our financial statements included in this report for a discussion of certain litigation.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SOURCE MEDIA, INC.
                                           (Registrant)

  Date:  May 15, 2001                   By: /s/ BENJAMIN J. DOUEK
                                           -------------------------------------
                                           Benjamin J. Douek
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer and
                                           Duly Authorized Officer)