Form 10-Q
period 2001-06-30
SOURCE MEDIA INC
filed 2001-08-14
CIK 900029

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 2001


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


                          5601 EXECUTIVE DR., SUITE 200
                               IRVING, TEXAS 75038
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (972) 753-8200
                         (REGISTRANT'S TELEPHONE NUMBER)

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

   NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT AUGUST 3, 2001: 17,887,942

                               SOURCE MEDIA, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001



PART I.  FINANCIAL INFORMATION


                                                                                           Page Number
                                                                                           -----------

Item 1.     Consolidated Financial Statements of Source Media, Inc.

                  Consolidated Balance Sheets (unaudited)
                  December 31, 2000 and June 30, 2001                                            4-5

                  Consolidated Statements of Operations (unaudited)
                  Three and six months ended June 30, 2000 and 2001                                6

                  Consolidated Statements of Stockholder's Equity (Capital Deficiency)
                  (unaudited) June 30, 2001                                                        7

                  Consolidated Statements of Cash Flow (unaudited)
                  Six months ended June 30, 2000 and 2001                                          8

                  Notes to Consolidated Financial Statements (unaudited)                        9-27

              Financial Statements of SourceSuite LLC

                  Balance Sheets  (unaudited)
                  December 31, 2000 and June 30, 2001                                             28

                  Statements of Operations  (unaudited)
                  Three months ended June 30, 2000 and 2001 and period from inception
                  (March 3, 2000) to June 30, 2000 and six months ended June 30, 2001             29

                  Statement of Members' Equity  (unaudited)
                  June 30, 2001                                                                   30

                  Statements of Cash Flow (unaudited)
                  Period from inception (March 3, 2000) to June 30, 2000 and six months
                  ended June 30, 2001                                                             31

                  Notes to Financial Statements (unaudited)                                    32-37


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                          37-44

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                   44-45


PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings                                                               45

Item 2.           Changes in Securities and Use of Proceeds                                       45

Item 3.           Defaults Upon Senior Securities                                                 45

Item 4.           Submission of Matters to a Vote of Security Holders                            N/A

Item 5.           Other Information                                                               45

Item 6.           Exhibits and Reports on Form 8-K                                                45

                               SOURCE MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (in thousands)
                                   (unaudited)



                                                        DECEMBER 31,  JUNE 30,
                                                            2000        2001
                                                        ------------  --------
Current Assets:
    Cash and cash equivalents .......................     $ 7,774     $ 2,706
    Trade accounts receivable, less allowance for
      doubtful accounts of $716 and $358 in 2000
      and 2001, respectively ........................       1,402       1,104
    Related party receivables .......................         390         621
    Prepaid expenses and other current assets .......       1,759         976
    Investment in securities available for sale .....      12,072       9,702
                                                          -------     -------
         Total current assets .......................      23,397      15,109

Property and equipment:
    Production equipment ............................       3,232       3,283
    Computer equipment ..............................       3,702       3,755
    Other equipment .................................       2,431       2,440
    Furniture and fixtures ..........................         606         606
                                                          -------     -------
                                                            9,971      10,084
Accumulated depreciation ............................       8,694       9,070
                                                          -------     -------
Net property and equipment ..........................       1,277       1,014

Intangible assets:
    Contract rights .................................       1,578       1,578
Accumulated amortization ............................          --         214
                                                          -------     -------
Net intangible assets ...............................       1,578       1,364

Investment in joint venture .........................       2,008         678
Other non-current assets ............................       2,796       2,419
                                                          -------     -------

         Total assets ...............................     $31,056     $20,584
                                                          =======     =======


           See accompanying Notes to Consolidated Financial Statements

                               SOURCE MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS

            LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
                      (in thousands, except per share data)
                                   (unaudited)


                                                                     DECEMBER 31,        JUNE 30,
                                                                         2000              2001
                                                                     ------------       ---------
Current Liabilities:
    Trade accounts payable ...................................        $   1,315         $   1,393
    Accrued interest .........................................            1,771             7,084
    Accrued payroll ..........................................              150               430
    Other accrued liabilities ................................            1,870               482
    Unearned income ..........................................            4,267             2,070
    Long-term debt in default ................................               --            88,542
                                                                      ---------         ---------
         Total current liabilities ...........................            9,373           100,001

Long-term debt ...............................................           88,542                --
Minority interest in consolidated subsidiaries ...............            3,840                --
Note receivable and accrued interest from minority
 stockholder .................................................             (865)               --
                                                                      ---------         ---------
                                                                          2,975                --
Senior redeemable payment-in-kind (PIK) preferred stock,
 $25 dollar per share liquidation preference, $.001 par
 value, net of discount

 Authorized shares - 1,712; issued and outstanding shares
  547 and 584 in 2000 and 2001, respectively .................            8,571             8,904
Non-participating preferred stock, $25 dollar per
 share liquidation preference, $.001 par value;
 authorized and issued - 1 single share ......................               --                --
Stockholders' equity (capital deficiency):
 Common stock, $.001 par value:
  Authorized shares - 50,000; 17,869 and 18,075 issued
   in 2000 and 2001, respectively ............................               18                18
 Less treasury stock, at cost - 187 shares in 2000
  and 2001 ...................................................           (1,861)           (1,861)
 Capital in excess of par value ..............................          136,576           140,113
 Accumulated other comprehensive loss-
  unrealized loss on securities available for sale ...........               --            (2,370)
 Accumulated deficit .........................................         (213,138)         (224,221)
                                                                      ---------         ---------
Total stockholders' equity (capital deficiency) ..............          (78,405)          (88,321)
                                                                      ---------         ---------

Total liabilities and stockholders' equity (capital
 deficiency) .................................................        $  31,056         $  20,584
                                                                      =========         =========

           See accompanying Notes to Consolidated Financial Statements

                               SOURCE MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                        THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                          2000              2001              2000              2001
                                                        --------          ---------         --------          --------
                                                           (in thousands, except               (in thousands, except
                                                               per share data)                    per share data)
Monetary revenues ...................................   $  4,639          $  3,084          $  9,107          $  6,762
Nonmonetary revenues ................................        215                38               439               111
                                                        --------          --------          --------          --------
          Total revenues ............................      4,854             3,122             9,546             6,873
Monetary cost of sales ..............................      2,959             1,633             5,806             4,008
Nonmonetary cost of sales ...........................        215                38               439               111
                                                        --------          --------          --------          --------
          Total cost of sales .......................      3,174             1,671             6,245             4,119
                                                        --------          --------          --------          --------
Gross profit ........................................      1,680             1,451             3,301             2,754
Selling, general and administrative expenses ........      2,547             1,910             6,278             4,341
Restructuring expense ...............................         --             1,087                --             1,517
Amortization of intangible assets ...................        583               107             1,168               214
                                                        --------          --------          --------          --------
                                                           3,130             3,104             7,446             6,072
                                                        --------          --------          --------          --------
Operating loss ......................................     (1,450)           (1,653)           (4,145)           (3,318)
Interest expense ....................................     (2,989)           (2,842)           (6,083)           (5,685)
Interest income .....................................        217                50               463               127
Equity interest in losses of joint venture ..........     (1,126)             (609)           (2,709)           (1,335)
Other income (expense), net .........................       (237)             (872)             (104)             (872)
Gain on sale of interest in joint venture ...........         --                --            74,977                --
                                                        --------          --------          --------          --------
Income (loss) before extraordinary item and
cumulative effect  of change in accounting
principle ...........................................     (5,585)           (5,926)           62,399           (11,083)
Extraordinary gain-early extinguishment of debt .....      2,530                --             2,530                --
Cumulative effect of change in accounting
principle ...........................................         --                --            (1,159)               --
                                                        --------          --------          --------          --------
Net Income (loss) ...................................     (3,055)           (5,926)           63,770           (11,083)
Preferred stock (dividends) difference on
conversion of preferred stock, net of dividend ......      4,702              (165)            3,880              (333)
                                                        --------          --------          --------          --------

Net Income (loss) attributable to common
stockholders ........................................   $  1,647          $ (6,091)         $ 67,650          $(11,416)
                                                        ========          ========          ========          ========
Other comprehensive income (loss):
  unrealized gain (loss) on  securities
  available for sale ................................    (29,626)            2,337           (61,467)           (2,370)
                                                        --------          --------          --------          --------

Comprehensive income (loss) .........................   $(27,979)         $ (3,754)         $  6,183          $(13,786)
                                                        ========          ========          ========          ========

Basic and diluted net loss per common share:
Basic:
Income (loss) before extraordinary item and
cumulative effect of change in accounting
principle ...........................................   $  (0.05)         $  (0.34)         $   4.08          $  (0.64)

Extraordinary gain-early extinguishment of debt .....       0.15                --              0.15                --
Cumulative effect of change in accounting
principle ...........................................         --                --             (0.07)               --
                                                        --------          --------          --------          --------
Income (loss) attributable to common
stockholders ........................................   $   0.10          $  (0.34)         $   4.16          $  (0.64)
                                                        ========          ========          ========          ========
Weighted average basic common shares outstanding ....     16,417            17,775            16,251            17,728
                                                        ========          ========          ========          ========
Dilutive:
Income (loss) before extraordinary item and
cumulative effect of change in accounting
principle ...........................................   $  (0.05)         $  (0.34)         $   3.86          $  (0.64)

Extraordinary gain-early extinguishment of debt .....       0.15                --              0.15                --
Cumulative effect of change in accounting
principle ...........................................         --                --             (0.07)               --
                                                        --------          --------          --------          --------
Net income (loss) attributable to common
stockholders ........................................   $   0.10          $  (0.34)         $   3.94          $  (0.64)
                                                        ========          ========          ========          ========
Weighted average diluted common shares
outstanding .........................................     16,417            17,775            17,159            17,728
                                                        ========          ========          ========          ========



           See accompanying Notes to Consolidated Financial Statements

                               SOURCE MEDIA, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              (CAPITAL DEFICIENCY)
                                 (in thousands)
                                   (unaudited)

                                                                                                    ACCUMULATED          TOTAL
                                      COMMON STOCK                       CAPITAL                        OTHER         STOCKHOLDERS'
                                 -----------------------   TREASURY   IN EXCESS OF   ACCUMULATED   COMPREHENSIVE    EQUITY (CAPITAL
                                   SHARES        AMOUNT      STOCK      PAR VALUE      DEFICIT          LOSS          DEFICIENCY)
                                 ---------     ---------   ---------  ------------   -----------   -------------    ---------------
BALANCE AT DECEMBER 31, 2000 ..     17,869     $      18   $  (1,861)   $ 136,576     $ 213,138      $      --        $ (78,405)
Stock compensation ............         --                        --           31            --             --               31
Net loss ......................         --                        --           --       (11,083)            --          (11,083)
Unrealized loss on securities
available for sale ............         --            --          --           --            --         (2,370)          (2,370)
Preferred stock dividends .....         --            --          --         (333)           --             --             (333)
Exchange of common stock for
minority interest shares ......        206                        --        3,839            --             --            3,839
                                 ---------     ---------   ---------    ---------     ---------      ---------        ---------
BALANCE AT JUNE 30, 2001 ......     18,075     $      18   $  (1,861)   $ 140,113     $(224,221)     $  (2,370)       $ (88,321)
                                 =========     =========   =========    =========     =========      =========        =========

           See accompanying Notes to Consolidated Financial Statements

                               SOURCE MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)
                                   (unaudited)

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                   --------------------------
                                                                     2000              2001
                                                                   --------          --------
OPERATING ACTIVITIES
Net income (loss) ..............................................   $ 63,770          $(11,083)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
    Depreciation ...............................................        942               376
    Amortization of intangible assets ..........................      1,114               214
    Stock compensation .........................................        829                31
    Non-cash interest expense ..................................        561               372
    Non-cash interest income ...................................       (128)               (8)
    Reserve for loss on note receivable from minority
    stockholder ................................................         --               872

    Provision for losses on accounts receivable ................         11               293
    Extraordinary gain on sale of interest in joint venture ....    (74,977)               --
    Extraordinary gain on exchange of notes for common stock ...     (2,530)               --
    Equity interest in losses of joint venture .................      2,709             1,335

Changes in operating assets and liabilities:
    Trade accounts receivable ..................................        168                 6
    Related party receivable ...................................        387              (231)
    Prepaid expenses and other current assets ..................        656               784
    Trade accounts payable and accrued liabilities .............       (814)            4,282
    Unearned income ............................................        721            (2,197)
                                                                   --------          --------
Net cash used in operating activities ..........................     (6,581)           (4,954)

INVESTING ACTIVITIES
  Capital expenditures .........................................        (59)             (114)
  Redemption of investments ....................................      5,775                --
  Redemption of short-term investments .........................      2,500                --
  Proceeds from sale of interest in joint venture ..............      4,392                --
  Investment in SourceSuite LLC ................................     (4,392)               --
                                                                   --------          --------
Net cash provided by (used in) investing activities ............      8,216              (114)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock .......................      1,009                --
  Other ........................................................        244                --
                                                                   --------          --------
Net cash provided by financing activities ......................      1,253                --
                                                                   --------          --------
Net increase (decrease) in cash and cash
equivalents ....................................................      2,888            (5,068)
Cash and cash equivalents at beginning of period ...............     10,918             7,774
                                                                   --------          --------
Cash and cash equivalents at end of period .....................   $ 13,798          $  2,706
                                                                   ========          ========


           See accompanying Notes to Consolidated Financial Statements

                               SOURCE MEDIA, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     Unless the context otherwise requires, all references to the "Company" or "Source Media" include Source Media, Inc. and its wholly owned operating subsidiaries ("Subsidiaries"), including IT Network, Inc. ("IT Network"), Interactive Channel, Inc. ("Interactive Channel"), SMI Holdings, Inc., and Interactive Channel Technologies Inc., ("ICTI"), as well as its wholly owned non-operating subsidiary, Source Investments, Inc., and SourceSuite LLC ("SourceSuite"), a 50/50 joint venture with Insight Interactive LLC, a subsidiary of Insight Communications Company, Inc. ("Insight").


1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries for the periods indicated. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

     On March 3, 2000, Source Media and Insight sold their respective interests in a joint venture to Liberate Technologies ("Liberate") in exchange for the issuance of 886,000 shares of common stock of Liberate and $4.4 million of cash to each of Source Media and Insight. Prior to the sale of the joint venture, cash equal to the value (as determined by an independent appraisal) of certain retained businesses, consisting of the interactive programming guide and related content business, was contributed by the joint venture to SourceSuite, of which Source Media and Insight each owns 50%. SourceSuite used these funds to purchase the retained businesses from the joint venture, which were comprised of fixed assets with a net book value of approximately $200,000 and certain accrued liabilities, for $1.1 million.

     Effective January 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The cumulative effect of this change on prior years resulted in a charge of $1.2 million in 2000.

Financial Condition

     The Company has reported both an operating loss and a net loss each year since its inception, including an operating loss of $3.3 million and a net loss attributable to common stockholders of $11.4 million for the six months ended June 30, 2001. Additionally, the Company did not make the interest payment on its 12% Senior Secured Notes ("Notes") of approximately $5.3 million due on May 1, 2001. As of May 31, 2001, the indenture trustee of the Notes declared that the Company was in default on the Notes and that the entire unpaid principal amount of the Notes and all accrued interest were due and payable immediately. At June 30, 2001, the Company's sources of liquidity were $2.7 million of cash and 886,000 shares of Liberate common stock valued at $9.7 million as of that date. Following default on the Notes, the consent of a majority in principal amount of the outstanding Notes is required for the Company to use the proceeds from selling any of its Liberate shares. The Company will be required to provide additional funding to continue SourceSuite's operations in 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Accordingly, the asset and liability carrying amounts do not purport to represent realizable values in the event of liquidation. See Note 14 Subsequent Events regarding funding SourceSuite and sale of Liberate common stock.

     In an effort to reduce costs, the Company began restructuring efforts in the fourth quarter of 2000, which include discontinuing FOB advertising services, exiting low margin products and reducing the number of employees. The workforce at the Company and its IT Network subsidiary was reduced from 147 employees at December 31, 2000 to 79 at June 30, 2001. Selling, general and administrative expense was reduced to $1.9 million for the quarter ended June 30, 2001 from $2.5 million for the same quarter in the prior year. The market for the Company's IT Network audio content is in its early stages and the success of IT Network is dependent upon its ability to build revenues in a timely manner. The Company has engaged financial advisors to help it evaluate strategic alternatives, including the potential for a merger, sale of assets, or restructuring of its balance sheet. See Note 14 Subsequent Events. The Company is cooperating with the holders of the Notes who have formed an unofficial committee as it works through this process. There can be no assurance that the Company's efforts will be successful.


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

     The reconciliation between the denominator of Basic and Diluted net income
(loss) per common share is as follows:


                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                         2000
                                                                   -----------------
Denominator for basic net income (loss) per share - weighted
  average shares ...............................................         16,251
Effect of dilutive securities:
  Employee stock options .......................................            161
  Warrants .....................................................            747
                                                                         ------
Dilutive potential common shares ...............................            908
                                                                         ------
Denominator for diluted net income (loss) per share --
  weighted average shares ......................................         17,159
                                                                         ======


3. SECURITIES AVAILABLE FOR SALE

     Investment in securities available for sale, which consists of the Company's investment in Liberate's common stock, is recorded at fair value. Unrealized gains and losses on the investment are included in other comprehensive loss. Declines in fair value deemed other than temporary are charged to earnings. The closing price per share of the Liberate common stock at June 30, 2001 was $10.95 resulting in an aggregate value of $9.7 million. The decline in value during the first half of 2001 has been reflected in other comprehensive loss. Management does not believe that the decline in market value of the Liberate common stock as compared to year end is other than temporary.

4. NEW ACCOUNTING PRONOUNCEMENTS

     Financial Accounting Statement ("FAS") 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998, and amended by FAS 137 and FAS 138 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted this statement January 1, 2001. There has been no impact on the Company from the implementation of this statement in 2001.

     FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets in 2001, were issued in July 2000 to be effective for all fiscal years beginning after December 15, 2001. FAS 141 eliminates the pooling-of-interests method of accounting business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Under FAS 142 goodwill and indefinite lived intangibles are no longer amortized but are reviewed annually for impairment. Other intangible assets will continue to be amortized over their useful lives. The Company does not expect these new statements to have a material impact on financial results.

5. COMMITMENTS AND CONTINGENCIES

Securities Class Action Litigation

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

     On August 16, 1999, plaintiffs filed a related complaint against Ernst & Young LLP. The action against Ernst & Young was consolidated with the Source Media action on August 31, 1999. On November 19, 1999, Ernst & Young moved to dismiss plaintiffs' complaint and the Court granted that motion with leave to amend. Plaintiffs filed their First Amended Complaint against Ernst & Young on April 20, 2000. Ernst & Young moved to dismiss plaintiffs' First Amended Complaint, and on January 11, 2001 the Court issued an Order denying Ernst & Young's motion. In the January 11 Order, the Court required the parties to complete discovery related to the claims against Ernst & Young within 120 days. On March 26, 2001, the Court granted Ernst & Young's unopposed motion to extend that deadline by 60 days. By Order dated July 13, 2001, the Court granted plaintiffs' unopposed motion for an extension of the discovery deadline pertaining to claims against Ernst & Young through October 31, 2001. The Court also vacated all existing pre-trial and trial dates in the case with new dates to be set by future order of the Court. On July 20, 2001, defendants' excess insurance carrier, Reliance Insurance Company, requested that the Court enter a 60 day stay of the case in light of Reliance's financial situation and in light of an Order of Rehabilitation entered by the Pennsylvania Department of Insurance. Plaintiffs opposed Reliance's request by letter dated July 24, 2001.

     There is currently no deadline for the completion of discovery related to claims against the Source Media defendants and no trial date has been set. Discovery related to the Ernst & Young claims is on going. The Company believes it is adequately insured against losses from this litigation and that this case is totally without merit. The Company intends to defend itself, and its officers and directors, vigorously.

WorldGate Communications

     As part of the sale of the VirtualModem technology to Liberate, Liberate acquired certain patents that were the subject of a patent infringement lawsuit. A lawsuit was initially brought by the Company's subsidiaries, ICTI and SMI Holdings, against WorldGate Communications in May 1998 in the United States District Court for the District of Delaware. The patent infringement claims have been assigned to Liberate as a result of its acquisition of the VirtualModem technology from the Company. In June 1998, WorldGate filed a counterclaim against the Company, alleging, among others, violations of the Lanham Act and Delaware's Uniform Deceptive Trade Practices Act, common law unfair competition, tortious interference with existing and prospective business relationships and misappropriation of confidential information and trade secrets. SourceSuite joined the litigation after its formation. Following discovery and briefing of the patent claim construction issues, the parties have entered into settlement negotiations covering both WorldGate's cross-complaint against the Company and Liberate's patent infringement claims against WorldGate. Further, as part of the acquisition of VirtualModem, Liberate agreed to defend the Company against WorldGate's cross-complaint and to undertake to settle the litigation and acquire a dismissal with prejudice of WorldGate's cross-complaint against the Company. On March 20, 2001, the court issued a ruling enforcing a proposed settlement agreement among the parties which included a dismissal with prejudice of

WorldGate's cross-complaint against the Company and an agreement by the Company and Liberate not to sue with respect to certain WorldGate technology. On April 23, 2001, all claims and counterclaims were dismissed with prejudice. The Company continues to evaluate its position with respect to the outcome of this litigation to take appropriate steps to protect its intellectual property rights.

Other Commitments and Contingencies

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

     At June 30, 2001, the Company has employment agreements with six executives that expire in 2001 and 2002. The agreements generally provide that the Company will pay a base salary amount and grant stock options to the employees, which vest over a fixed period, typically four years. In the event of a termination without cause, the Company remains obligated to make certain payments as defined in the agreements.

     In June 2001, the Company's Board of Directors approved a management incentive plan whereby key executives receive cash payments for remaining with the Company for a specified period of time. Specifically, each employee that remains with the Company is entitled to receive an amount equal to two months base salary, paid out in equal monthly installments on the last day of each month beginning in June and ending November 2001.

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

     As of June 30, 2001, $88.5 million in face value of Notes were outstanding and the dealer quoted value of a Note was $.07625 per dollar face value resulting in an aggregate fair market value of the outstanding Notes of approximately $6.7 million. The Company failed to make the approximately $5.3 million interest payment on the Notes due May 1, 2001. As a result of the Company's continued default on the Notes, on May 31, 2001, the indenture trustee of the Notes declared the entire unpaid principal amount of the Notes and all accrued interest due and payable immediately. Accordingly, the Company has classified the Notes as a current liability as of June 30, 2001. See "Financial Condition" section of Note 1 for further discussion.

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

     On February 1 and May 1, 2001 the quarterly dividends due on the Preferred Stock were paid through the issuance of additional Preferred Stock having a liquidation preference of $0.5 million each with terms identical to those of the Preferred Stock. The estimated fair market value of the stock issued in lieu of a cash payment on May 1, 2001 was approximately $5 thousand which was recorded as Preferred Stock dividends. See Note 14 Subsequent Event regarding the subsequent dividend. As of June 30, 2001, the estimated fair market value of the Preferred Stock was approximately $0.06 per share for an aggregate fair value of the outstanding Preferred Stock of $34 thousand. The shares of Preferred Stock were valued at 1.2 times the closing market price of the common stock at June 30, 2001, as this value is reflective of past market values and no market quoted price was readily available for the Preferred stock.

8. MINORITY INTEREST

     On September 24, 1992, the Company's subsidiary, 997758, entered into an agreement with an individual to issue shares of 997758's nonvoting class Y shares in exchange for Class A Subordinate Voting Shares and Class B Multiple Voting Shares of ICTI owned by such individual. On May 20, 2001, the individual exercised her right to exchange the Class Y shares of 997758 for 206,376 shares of the common stock of the Company.

9. NOTE RECEIVABLE FROM STOCKHOLDER

     On May 20, 1993, the Company lent on a nonrecourse basis $0.8 million to the individual holding Class Y shares of 997758 bearing interest at a rate per annum of 2%, payable quarterly. The loan is currently secured by the individual's holding in certain shares of the Company's common stock. The unpaid principal and interest is due on May 20, 2002. During the second quarter of 2001 the Company recognized a charge of $872 thousand in "other income (expense), net" to fully reserve the note based upon the Company's assessment that the note is no longer viewed to be probable of collection.

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

     This transaction resulted in a gain for the Company of $75.0 million included for the six months ended June 30, 2000. The gain was calculated based on the cash received and the closing price of Liberate common stock on March 3, 2000 (the closing date) of $98.6875 per share, net of the Company's adjusted book basis in the joint venture investment of $16.9 million. The Company had net operating loss carry forwards in excess of the tax effect of this gain and, consequently, reported no current or deferred income tax expense.

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


                                                       Six Months Ended
                                                        June 30, 2000
                                                       ---------------
                                                        (in thousands)

Total revenues                                             $ 9,546
Operating loss                                              (4,145)
Net loss attributable to common stockholders                (6,241)
Net loss per common share                                    (0.38)


     SourceSuite, which was formed on March 3, 2000, is managed by the Company pursuant to a management agreement, and operated pursuant to an operating agreement and an annual operating plan approved by the Management Committee. Special actions by SourceSuite require approval of a four-member management committee with equal representation, by both Source Media and Insight, on the Management Committee. The operating agreement of SourceSuite restricts any distribution of equity to members for a period of two years.

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

     Summary financial data of SourceSuite is as follows (in thousands):


                                               December 31,    June 30,
                                                   2000          2001
                                               ------------   ---------
ASSETS:
         Current assets                          $3,670         $1,031
         Software development costs                 188            437
         Property and equipment, net                600            545
         Intangible assets, net                     762            671
                                                 ------         ------
                                                 $5,220         $2,684
                                                 ======         ======
LIABILITIES AND MEMBERS' EQUITY:
         Current liabilities                     $1,204         $1,337
         Members' equity                          4,016          1,347
                                                 ------         ------
                                                 $5,220         $2,684
                                                 ======         ======


                                                                                Period from
                                              Three Months      Three         inception March
                                                 ended       Months ended     3, 2000) through      Six Months ended
                                             June 30, 2000   June 30, 2001      June 30, 2000         June 30, 2001
                                             -------------   -------------    ----------------      ----------------
   NET LOSS                                     $(2,251)       $(1,217)           $(2,883)               $(2,669)
                                                ========       =======            =======                =======


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

                                                        Three months ended June 30,        Six months ended June 30,
                                                          2000               2001           2000              2001
                                                        --------          ---------        -------          --------
                                                          (In thousands)                         (In thousands)
Monetary revenues:
         IT Network                                      $ 4,639          $ 3,084          $ 9,107          $ 6,762
         Interactive TV                                       --               --               --               --
                                                         -------          -------          -------          -------
Total monetary revenues                                  $ 4,639          $ 3,084          $ 9,107          $ 6,762
                                                         =======          =======          =======          =======
Nonmonetary revenues:
         IT Network                                      $   215          $    38          $   439          $   111
         Interactive TV                                       --               --               --               --
                                                         -------          -------          -------          -------
Total nonmonetary revenues                               $   215          $    38          $   439          $   111
                                                         =======          =======          =======          =======
Total revenues
         IT Network                                      $ 4,854          $ 3,122          $ 9,546          $ 6,873
         Interactive TV                                       --               --               --               --
                                                         -------          -------          -------          -------
Total revenues                                           $ 4,854          $ 3,122          $ 9,546          $ 6,873
                                                         =======          =======          =======          =======
Operating loss:
         IT Network                                      $  (939)         $  (218)         $(2,162)         $  (951)
         Interactive TV                                       --               --               --               --
          Corporate                                         (511)          (1,435)          (1,983)          (2,367)
                                                         -------          -------          -------          -------
Total operating loss                                     $ 1,450          $(1,653)         $(4,145)         $(3,318)
                                                         =======          =======          =======          =======
Equity interest in losses of joint venture:
         Interactive TV                                  $(1,126)         $  (609)         $(2,709)         $(1,335)
                                                         =======          =======          =======          =======



                                                                 December 31, 2000       June 30, 2001
                                                                 -----------------       -------------
                                                                              (In thousands)
Identifiable assets:
         IT Network                                                   $ 6,907               $ 3,960
         Interactive TV                                                    --                    --
         Corporate                                                     22,141                15,946
                                                                      -------               -------
 Total identifiable assets                                            $29,048               $19,906
                                                                      =======               =======
Investment in joint venture:
         Interactive TV                                               $ 2,008               $   678
                                                                      =======               =======
 Total assets                                                          31,056                20,584
                                                                      =======               =======

12. RESTRUCTURING EXPENSES

     In the fourth quarter 2000, as part of the Company's continuing evaluation of its product lines, the Company decided to discontinue its front-of-book ("FOB") advertising services. The Company intends to continue to honor commitments on contracts in books that already have been published, resulting in a wind-down period through March 2002. As a result of this decision, in the fourth quarter of 2000, the Company recognized a charge of $0.2 million for the write-down of production equipment held for sale, which was included in cost of sales, and $0.1 million for non-cancelable lease costs which were included in selling, general and administrative expenses. In the first quarter of 2001, the Company incurred employee severance costs for 66 employees of approximately $0.2 million relating to its continuing restructuring efforts. The severance costs have been fully paid as of June 30, 2001. Additionally, as part of the Company's efforts to evaluate strategic alternatives, including a potential merger, sale of assets or restructuring of the Company's balance sheet, the Company has incurred legal and other professional fees of $1.1 million and $1.3 million for the three and six month periods ended June 30, 2001, respectively. These costs, along with the cost of severance, are included in restructuring expense in the Consolidated Statement of Operations.


13. FINANCIAL INFORMATION FOR RELATED ISSUERS AND GUARANTORS

     Source Media, Inc. and its wholly owned subsidiaries have operations organized as separate corporate subsidiaries. The Notes discussed in Note 6 represent debt securities that are fully and unconditionally guaranteed, jointly and severally by each of the Company's subsidiaries (the "Subsidiary Guarantors") other than Source Investments, Inc. ("Non-Guarantor Subsidiary"). However, the Liberate shares owned by Source Investments, Inc. have been pledged as collateral to secure payment of the Notes. The guarantees are senior obligations of the Subsidiary Guarantors and are secured by substantially all of the assets of the Subsidiary Guarantors. The following tables present the financial positions as of June 30, 2001 and December 31, 2000, as well as results of operations and cash flows for each of the three and six month periods ended June 30, 2001 and 2000, combined into three categories: 1) the operations of Source Media, Inc., 2) Subsidiary Guarantors, and 3) Non-Guarantor
Subsidiary:

                               SOURCE MEDIA, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                  JUNE 30, 2001
                                 (IN THOUSANDS)

                                                                                     NON-
                                                 SOURCE          SUBSIDIARY       GUARANTOR
               ASSETS                          MEDIA, INC.       GUARANTORS       SUBSIDIARY      ELIMINATIONS      CONSOLIDATED
                                               ---------         ----------       ----------      ------------      ------------
Cash and cash equivalents .............        $      --         $   2,705         $       1        $      --         $   2,706
Trade accounts receivable, less
  allowance for doubtful accounts .....               --             1,104                --               --             1,104
Related party receivables .............               --               621                --               --               621
Prepaid expenses and other current
assets ................................               --               976                --               --               976
Investment in securities available
for sale ..............................               --                --             9,702               --             9,702
                                               ---------         ---------         ---------        ---------         ---------
Total current assets ..................               --             5,406             9,703               --            15,109
Net property and equipment ............               --             1,014                --               --             1,014
Net intangible assets .................               --             1,364                --               --             1,364
Investment in SourceSuite LLC .........              678                --                --               --               678
Investment in SMI Holdings ............         (193,442)          244,487                --          (51,045)               --
Investment in Source Investments,
Inc. ..................................            9,702            77,746                --          (87,448)               --
Other non-current assets ..............            2,419                --                --               --             2,419
Intercompany ..........................          196,852          (196,852)               --               --                --
                                               ---------         ---------         ---------        ---------         ---------
Total assets ..........................        $  16,209         $ 133,165         $   9,703        $(138,493)        $  20,584
                                               =========         =========         =========        =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Trade accounts payable ................        $      --         $   1,393        $      --        $      --         $   1,393
Accrued interest ......................            7,084                --               --               --             7,084
Other accrued liabilities .............               --               912               --               --               912
Unearned income .......................               --             2,070               --               --             2,070
Long-term debt in default .............           88,542                --               --               --            88,542
                                               ---------         ---------        ---------        ---------         ---------
Total current liabilities .............           95,626             4,375               --               --           100,001
Minority interests in consolidated
  subsidiaries ........................               --                --               --               --                --
Note receivable and accrued interest
  from minority stockholder ...........               --                --               --               --                --
Senior redeemable payment-in-kind
  (PIK) preferred stock ...............            8,904                --               --               --             8,904
Stockholders' equity (capital
deficiency) ...........................          (88,321)          128,790            9,703         (138,493)          (88,321)
                                               ---------         ---------        ---------        ---------         ---------
Total liabilities and stockholders'
equity (capital deficiency) ...........        $  16,209         $ 133,195        $   9,703        $(138,493)        $  20,584
                                               =========         =========        =========        =========         =========

                               SOURCE MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                        THREE MONTHS ENDED JUNE 30, 2001
                                 (IN THOUSANDS)

                                                                               NON-
                                           SOURCE         SUBSIDIARY        GUARANTOR
                                         MEDIA, INC.      GUARANTORS        SUBSIDIARY       ELIMINATION      CONSOLIDATED
                                         -----------      ----------        ----------       -----------      ------------
Revenues ..............................   $    --           $ 3,122           $    --           $    --          $ 3,122
Cost of sales .........................        --             1,671                --                --            1,671
                                          -------           -------           -------           -------          -------
Gross profit ..........................        --             1,451                --                --            1,451

Selling, general and administrative
  expenses ............................        --             1,909                 1                --            1,910
Restructuring expense .................     1,062                25                --                --            1,087
Amortization of intangible assets .....        --               107                --                --              107
                                          -------           -------           -------           -------          -------
                                            1,062             2,041                 1                --            3,104

Operating loss ........................    (1,062)             (590)               (1)               --           (1,653)

Interest income (expense), net ........    (2,842)               51                --                --           (2,792)
Other expense .........................      (872)               --                --                --             (872)
Equity interest in losses of joint
  venture..............................      (609)               --                --                --             (609)
Equity interest in losses of
  subsidiaries.........................      (540)               --                --               540               --
                                          -------           -------           -------           -------          -------
Net loss ..............................    (5,926)             (539)               (1)              540           (5,926)

Preferred stock (dividends)
  difference on conversion of
  preferred stock, net of dividend .....     (165)               --                --                --             (165)
                                          -------           -------           -------           -------          -------
Net loss attributable to common
  stockholders ........................   $(6,091)          $  (539)          $    (1)          $   540          $(6,091)
                                          =======           =======           =======           =======          =======

                               SOURCE MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                         SIX MONTHS ENDED JUNE 30, 2001
                                 (IN THOUSANDS)


                                                                                      NON-
                                                 SOURCE          SUBSIDIARY        GUARANTOR
                                               MEDIA, INC.       GUARANTORS        SUBSIDIARY       ELIMINATION      CONSOLIDATED
                                               -----------       ----------        ----------       -----------      ------------
Revenues ..............................         $     --          $  6,873          $     --          $     --         $  6,873
Cost of sales .........................               --             4,119                --                --            4,119
                                                --------          --------          --------          --------         --------
Gross profit ..........................               --             2,754                --                --            2,754

Selling, general and administrative
  expenses ............................               --             4,339                 2                --            4,341
Restructuring expense .................            1,348               169                --                --            1,517
Amortization of intangible assets .....               --               214                --                --              214
                                                --------          --------          --------          --------         --------
                                                   1,348             4,722                 2                --            6,072

Operating loss ........................           (1,348)           (1,968)               (2)               --           (3,318)

Interest income (expense), net ........           (5,685)              127                --                --           (5,558)

Other expense .........................             (872)               --                --                --             (872)
Equity interest in losses of joint
 venture ..............................           (1,335)               --                --                --           (1,335)
Equity interest in losses of
 subsidiaries..........................           (1,843)               --                --             1,843               --
                                                --------          --------          --------          --------         --------
Net loss ..............................          (11,083)           (1,841)               (2)            1,843          (11,083)

Preferred stock (dividends)
 difference on conversion of
 preferred stock, net of dividend .....             (333)               --                --                --             (333)
                                                --------          --------          --------          --------         --------
Net loss attributable to common
  stockholders ........................         $(11,416)         $ (1,841)         $     (2)         $  1,843         $(11,416)
                                                ========          ========          ========          ========         ========

                               SOURCE MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                         SIX MONTHS ENDED JUNE 30, 2001
                                 (IN THOUSANDS)

                                                                                  NON-
                                               SOURCE         SUBSIDIARY       GUARANTOR
                                             MEDIA, INC.      GUARANTORS       SUBSIDIARY         ELIMINATION      CONSOLIDATED
                                             -----------      ----------       ----------         -----------      -----------
OPERATING ACTIVITIES
Net cash used in operating activities ....     $(2,277)         $(2,675)         $    (2)         $         --         $(4,954)

INVESTING ACTIVITIES
    Capital expenditures .................          --             (114)              --                    --            (114)
    Intercompany .........................       2,277           (2,277)              --                    --              --
                                               -------          -------          -------          ------------         -------
Net cash provided by (used in)
investing activities .....................       2,277           (2,391)              --                    --            (114)
Net increase (decrease) in cash and
cash equivalents .........................          --           (5,066)              (2)                   --          (5,068)
Cash and cash equivalents at
beginning of period ......................          --            7,774               --                    --           7,774
                                               -------          -------          -------          ------------         -------
Cash and cash equivalents at end
of period ................................     $    --          $ 2,708          $    (2)         $         --         $ 2,706
                                               =======          =======          =======          ============         =======

                               SOURCE MEDIA, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                                   NON-
                                                SOURCE         SUBSIDIARY       GUARANTOR
               ASSETS                         MEDIA, INC.      GUARANTORS       SUBSIDIARY    ELIMINATIONS     CONSOLIDATED
                                              -----------      ----------       ----------    ------------     -------------
Cash and cash equivalents .............       $      --        $   7,771        $       3       $      --        $   7,774
Trade accounts receivable, less
  allowance for doubtful accounts .....              --            1,402               --              --            1,402
Related party receivables .............              --              390               --              --              390
Prepaid expenses and other current
assets ................................              --            1,759               --              --            1,759
Investment in securities available
  for sale ............................              --               --           12,072              --           12,072
                                              ---------        ---------        ---------       ---------        ---------
Total current assets ..................              --           11,322           12,075              --           23,397
Net property and equipment ............              --            1,277               --              --            1,277
Net intangible assets .................              --            1,578               --              --            1,578
Investment in SourceSuite LLC .........           2,008               --               --              --            2,008
Investment in SMI Holdings ............        (114,342)         165,387               --         (51,045)              --
Investment in Source Investments,
Inc. ..................................          12,075           75,373               --         (87,448)              --
Other non-current assets ..............           2,796               --               --              --            2,796
Intercompany ..........................         117,942         (117,942)              --              --               --
                                              ---------        ---------        ---------       ---------        ---------
Total assets ..........................       $  20,479        $ 136,995        $  12,075       $(138,493)       $  31,056
                                              =========        =========        =========       =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Trade accounts payable ................       $      --        $   1,315        $      --       $      --        $   1,315
Accrued interest ......................           1,771               --               --              --            1,771
Other accrued interest ................              --            2,020               --              --            2,020
Unearned income .......................              --            4,267               --              --            4,267
                                              ---------        ---------        ---------       ---------        ---------
Total current liabilities .............           1,771            7,602               --              --            9,373

Long-term debt ........................          88,542               --               --              --           88,542
Minority interests in consolidated
subsidiaries ..........................              --            3,840               --              --            3,840
Note receivable and accrued interest
from minority stockholder .............              --             (865)              --              --             (865)
Senior redeemable payment-in-kind
(PIK) preferred stock .................           8,571               --               --              --            8,571
Non-participating preferred stock .....              --               --               --              --               --
Stockholders' equity ..................         (78,405)         126,418           12,075        (138,493)         (78,405)
                                              ---------        ---------        ---------       ---------        ---------
Total liabilities and stockholders'
equity (capital deficiency) ...........       $  20,479        $ 136,995        $  12,075       $(138,493)       $  31,056
                                              =========        =========        =========       =========        =========

                               SOURCE MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                        THREE MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                                               NON-
                                               SOURCE       SUBSIDIARY      GUARANTOR
                                             MEDIA, INC.    GUARANTORS      SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                             -----------    ----------      -----------    ------------   ------------
Revenues ..............................       $    --        $ 4,854        $        --       $    --       $ 4,854
Cost of sales .........................            --          3,174                 --            --         3,174
                                              -------        -------        -----------       -------       -------
Gross profit ..........................            --          1,680                 --            --         1,680

Selling, general and administrative
expenses ..............................            --          2,547                 --            --         2,547
Amortization of intangible assets .....            --            583                 --            --           583
                                              -------        -------        -----------       -------       -------
                                                   --          3,130                 --            --         3,130

Operating loss ........................            --         (1,450)                --            --        (1,450)

Interest (income) expense, net ........        (2,989)           217                 --            --        (2,772)
Equity interest in losses of joint
venture ...............................        (1,126)            --                 --            --        (1,126)
Equity interest in losses of
subsidiaries ..........................        (1,470)            --                 --         1,470            --
Other expense (income), net ...........            --           (237)                --            --          (237)
                                              -------        -------        -----------       -------       -------
Net loss before extraordinary item ....        (5,585)        (1,470)                --         1,470        (5,585)
Extraordinary item-gain on
extinguishments of debt ...............         2,530             --                 --            --         2,530
                                              -------        -------        -----------       -------       -------
Net loss ..............................        (3,055)        (1,470)                --         1,470        (3,055)

Preferred stock (dividends)
difference on conversion of
preferred stock, net of dividend ......         4,702             --                 --            --         4,702
                                              -------        -------        -----------       -------       -------
Net loss attributable to common
stockholders ..........................       $(1,647)       $(1,470)       $        --       $ 1,470       $(1,647)
                                              =======        =======        ===========       =======       =======

                               SOURCE MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                         SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                                                  NON-
                                               SOURCE        SUBSIDIARY        GUARANTOR
                                             MEDIA, INC.     GUARANTORS        SUBSIDIARY      ELIMINATIONS   CONSOLIDATED
                                             -----------     ----------       ------------     ------------   ------------
Revenues ..............................       $     --        $  9,546        $         --       $     --       $  9,546
Cost of sales .........................             --           6,245                  --             --          6,245
                                              --------        --------        ------------       --------       --------
Gross profit ..........................             --           3,301                  --             --          3,301

Selling, general and administrative
expenses ..............................             --           6,278                  --             --          6,278
Amortization of intangible assets .....             --           1,168                  --             --          1,168
                                              --------        --------        ------------       --------       --------
                                                    --           7,446                  --             --          7,446

Operating loss ........................             --          (4,145)                 --             --         (4,145)

Interest income (expense), net ........         (6,083)            463                  --             --         (5,620)
Equity interest in losses of joint
venture ...............................         (2,709)             --                  --             --         (2,709)
Equity interest in losses of
subsidiaries ..........................         (4,945)             --                  --          4,945             --
Other expense (income), net ...........             --            (104)                 --             --           (104)
                                              --------        --------        ------------       --------       --------
Net loss before extraordinary item ....         61,240          (3,786)                 --          4,945         62,399
Extraordinary item-gain on
extinguishments of debt ...............          2,530              --                  --             --          2,530
                                              --------        --------        ------------       --------       --------
Net loss ..............................         63,770          (4,945)                 --          4,945         63,770

Preferred stock (dividends)
difference on conversion of
preferred stock, net of dividend ......          3,880              --                  --             --          3,880
                                              --------        --------        ------------       --------       --------
Net loss attributable to common
stockholders ..........................       $ 67,650        $ (4,945)       $         --       $  4,945       $ 67,650
                                              ========        ========        ============       ========       ========

                               SOURCE MEDIA, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                         SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)


                                                                           NON-
                                           SOURCE        SUBSIDIARY     GUARANTOR
                                         MEDIA, INC.     GUARANTORS     SUBSIDIARY      ELIMINATIONS   CONSOLIDATED
                                         -----------     -----------    ----------      ------------   ------------
  OPERATING ACTIVITIES
  Net cash used in operating
  activities ..........................  $    (3,082)     $   3,501     $       --      $        --     $    (6,581)

  INVESTING ACTIVITIES
      Capital expenditures.............           --            (59)            --               --             (59)
      Redemption of short-term                    --          2,500             --               --           2,500
      investments......................
      Redemption of restricted                 5,997           (222)            --               --           5,775
      investments......................
      Proceeds from sale of joint                 --          4,392             --               --           4,392
      venture..........................
      Investment in SourceSuite LLC....           --         (4,392)            --               --          (4,392)
      Intercompany.....................          676           (676)            --               --              --
                                         -----------     -----------    ----------      -----------     -----------
  Net cash provided by (used in)
  investing activities.................        6,673          1,544             --               --           8,217


  FINANCING ACTIVITIES
      Proceeds from issuance of common
        stock..........................       (3,591)         4,844             --               --           1,253
                                         ------------    ----------     ----------      -----------     -----------
  Net cash provided by financing              (3,591)         4,844             --               --           1,253
  activities...........................

  Net increase (decrease) in cash and
  cash equivalents.....................           --          2,888             --               --           2,888

  Cash and cash equivalents at
  beginning of period..................           --         10,910             --               --          10,910
                                         -----------     ----------     ----------      -----------     -----------
  Cash and cash equivalents at
  end of period........................  $        --     $   13,798     $       --      $        --     $    13,798
                                         ===========     ==========     ==========      ===========     ===========



14. SUBSEQUENT EVENTS

     The Company announced on July 17, 2001 that it would suspend payment of the quarterly dividend on it's 13 1/2% Senior Payment-in-Kind Preferred Stock scheduled to be paid on August 1, 2001. As provided by the terms of the PIK Preferred Stock, unpaid dividends will continue to accrue until paid.

     Additionally, on the same date, the Company announced the suspension of its Employee Stock Purchase Plan in connection with its ongoing restructuring efforts and due to excessive costs in administering the plan.

     On August 8, 2001, the Company retained Evercore Partners L.P. as its financial advisor to assist the Company as it continues evaluation of its strategic alternatives and to assist in the implementation of its plan derived from this evaluation process. Evercore replaced UBS Warburg, the Company's previous advisor.

         On August 13, 2001, the unofficial committee of the holders of the Notes and the Company agreed in principle that the Company would sell its 886,000 shares of Liberate common stock over the next few months. The value of these shares as of August 8, 2001 was $9.8 million, compared to a value of $9.7 million as of June 30, 2001. The Company's unrealized loss for this investment totaled $2.37 million at June 30, 2001. Upon disposition of the Liberate shares, the Company may incur a realized gain or loss which differs from the amount of unrealized loss reported at June 30, 2001. The proceeds of the sale of the Liberate stock, with the exception of $2 million, are to be placed into an escrow account for the benefit of the Company and the Note holders, on terms subject to further discussion. The funds that are not placed into the escrow account will be added to the cash available at the Company to fund its activities and for investment in SourceSuite. The Company and Insight have determined to commit aggregate financing to SourceSuite of $1.6 million ($0.8 million each), to be advanced in increments through the balance of 2001.

         On August 8, 2001, the Company relocated its principal executive offices from 5400 LBJ Freeway, Suite 680, Dallas, Texas 75240 to 5601 Executive Dr, Suite 200, Irving, Texas 75038.

                                 SOURCESUITE LLC
                                 BALANCE SHEETS
                                   (unaudited)

                                                                  DECEMBER 31,        JUNE 30,
                                                                     2000               2001
                                                                  ------------        -------
                                                                     (dollars in thousands)
ASSETS

Current Assets:
    Cash and cash equivalents .........................            $ 3,252             $   480
    Related party receivables .........................                124                 257
    Prepaid expenses and other current assets .........                294                 294
                                                                   -------             -------
         Total current assets .........................              3,670               1,031

Software development costs ............................                188                 437

Property and equipment:
    Computer equipment ................................                825                 864
    Accumulated depreciation ..........................                225                 319
                                                                   -------             -------
Net property and equipment ............................                600                 545

Intangible assets:
    Goodwill ..........................................                915                 915
    Accumulated amortization ..........................                153                 244
                                                                   -------             -------
Net intangible assets .................................                762                 671

         Total assets .................................            $ 5,220             $ 2,684
                                                                   =======             =======

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:
    Accounts payable ..................................            $   199             $    27
    Accrued liabilities ...............................                615                 689
    Payable to Source Media, Inc. .....................                390                 621
                                                                   -------             -------
         Total current liabilities ....................              1,204               1,337

Members' equity:
    Contributed capital, 1,000,000 units authorized,
      issued and outstanding ..........................              9,967               9,967
    Accumulated deficit ...............................             (5,951)             (8,620)
                                                                   -------             -------
         Total members' equity ........................              4,016               1,347
                                                                   -------             -------
         Total liabilities and members' equity ........            $ 5,220             $ 2,684
                                                                   =======             =======


                 See accompanying Notes to Financial Statements

                                 SOURCESUITE LLC
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                PERIOD FROM INCEPTION
                                       THREE MONTHS ENDED  THREE MONTH ENDED      (MARCH 3, 2000) TO       SIX MONTHS ENDED
                                         JUNE 30, 2001       JUNE 30, 2001           JUNE 30, 2000          JUNE 30, 2001
                                       ------------------  -----------------    ---------------------      ----------------
                                                  (in thousands)                               (in thousands)
Revenues...............................  $          --        $         327        $           --           $         525
Cost of sales..........................             --                  506                    00                   1,149
                                         -------------        -------------        --------------           -------------
Gross profit (loss)....................             --                 (179)                   --                    (624)

Selling, general and administrative
expenses...............................          2,354                1,052                 3,024                   2,096
                                         -------------        -------------        --------------           -------------

Operating loss.........................         (2,354)              (1,231)               (3,024)                 (2,720)

Interest income........................            103                   14                   141                      51
                                         -------------        -------------        --------------           -------------

         Net loss......................  $      (2,251)       $      (1,217)       $       (2,883)          $      (2,669)
                                         ==============       ==============       ===============          ==============


                 See accompanying Notes to Financial Statements

                                 SOURCESUITE LLC
                          STATEMENT OF MEMBERS' EQUITY
                                   (UNAUDITED)



                                                   MEMBERSHIP UNITS        MEMBER'S EQUITY
                                                   ----------------        ---------------
                                                           (dollars in thousands)
BALANCE AT DECEMBER 31, 2000 ......                  1,000,000                  $   4,016
Net loss ..........................                         --                     (2,669)
                                                     ---------                  ---------
BALANCE AT JUNE 30, 2001 ..........                  1,000,000                  $   1,347
                                                     =========                  =========


                 See accompanying Notes to Financial Statements

                                 SOURCESUITE LLC
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                         PERIOD
                                                                     FROM INCEPTION
                                                                     (MARCH 3, 2000)              SIX MONTHS
                                                                         THROUGH                    ENDED
                                                                      JUNE 30, 2000             JUNE 30, 2001
                                                                     --------------             -------------
                                                                                  (in thousands)
OPERATING ACTIVITIES

Net loss ...............................................                  $(2,883)                  $(2,669)
Adjustments to reconcile net loss to net
cash used in operating activities:
    Depreciation .......................................                       14                        94
    Amortization of intangible assets ..................                       63                        92

Changes in operating assets and liabilities:
    Related party receivable ...........................                      368                      (133)
    Prepaid expenses and other current assets ..........                      (23)                       --
    Trade accounts payable and accrued liabilities .....                      168                       (99)
    Related party payable ..............................                      532                       231
                                                                          -------                   -------
Net cash provided by (used in) operating activities ....                   (1,761)                   (2,484)

INVESTING ACTIVITIES
  Software development .................................                       --                      (249)
  Capital expenditures .................................                      (30)                      (39)
                                                                          -------                   -------
Net cash used in investing activities ..................                      (30)                     (288)
Net decrease in cash and cash equivalents ..............                   (1,791)                   (2,772)
Cash and cash equivalents at beginning of period .......                    8,832                     3,252
                                                                          -------                   -------
Cash and cash equivalents at end of period .............                  $ 7,041                   $   480
                                                                          =======                   =======



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

     On November 17, 1999 Source Media contributed specific assets related to its VirtualModem(TM)" products and businesses, and Insight contributed $13 million in cash to a joint venture, each in exchange for a 50% interest in that joint venture. VirtualModem software is a "middleware" platform, or the software that permits a subscriber to interact with advertisements, programming and other services through a cable set-top box. On March 3, 2000, Source Media and Insight Interactive sold their interests in the joint venture to Liberate Technologies ("Liberate"). Liberate issued to each of Source Media and Insight Interactive 886,000 shares of Liberate common stock and $4.4 million of cash. This cash was contributed by Source Media and Insight to SourceSuite, which was formed prior to the completion of the transaction with Liberate. SourceSuite purchased from the joint venture the net assets and properties not related to the VirtualModem software and businesses, which were valued at $1.1 million. Accordingly, Liberate acquired all patents and technology underlying the VirtualModem software and business. Liberate granted the Company an exclusive perpetual license to use the patents and technology in connection with SourceGuide. As a result, SourceSuite became a provider of applications and services other than middleware.

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
                                                   =======


     Liberate provides SourceSuite, without charge, specific software development services for the Interactive TV applications and services under a programming services agreement. The fair value of these software development services cannot be reasonably estimated. Liberate is expected to deliver specific software components and technology pursuant to the agreement in the second half of 2001. In order to increase the distribution of SourceSuite's applications and services, SourceSuite entered into a preferred content provider agreement with Liberate on March 3, 2000 with an initial term of four years. Pursuant to this agreement, Liberate offers specified pricing discounts to its customers that agree to use SourceSuite's applications and services with the VirtualModem products. The agreement requires SourceSuite to reimburse Liberate for the pricing discounts offered as revenue is received from the customer.

     Since inception on March 3, 2000, SourceSuite has incurred a net loss of $8.6 million and its operating activities have used approximately $7.2 million in cash. SourceSuite is expected to continue to incur operating losses at least through 2001. SourceSuite's ability to continue operations through and beyond 2001 is dependent upon the availability of sufficient cash to meet its working capital, development, and other operational needs. As of June 30, 2001, SourceSuite's primary source of liquidity is its cash and cash equivalents of approximately $0.5 million; however, SourceSuite's remaining cash requirements for fiscal 2001 are expected to exceed that amount. As a result, SourceSuite will be dependent upon capital contributions from Source Media and Insight to continue its operations. See Note 8, Subsequent Events for further discussion. In addition, a significant portion of SourceSuite's projected revenues for fiscal 2001 is likely to be derived from its service relationship with Insight.

     Source Media anticipates continuing losses, has a capital deficiency, and has not made the interest payment on its Notes of approximately $5.3 million due on May 1, 2001. These issues create substantial doubt as to the ability of Source Media to continue as a going concern. The dependence of SourceSuite upon capital contributions from Source Media, combined with SourceSuite's anticipated losses, creates substantial doubt about the ability of SourceSuite to continue as a going concern. The financial statements for SourceSuite do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of the uncertainty. Accordingly, the asset and liability carrying amounts do not purport to represent realizable values in the even of liquidation.

     In evaluating the funding requirements of SourceSuite, the Management Committee may explore the availability of outside debt or equity financing. If such financing is not available on appropriate terms, the Management Committee may inform the Members of a need for additional capital contributions to fund operations (each a "Capital Call"). In the event of a Capital Call, Source Media and Insight are required to share in the additional contribution according to their respective ownership interests in SourceSuite. Both Source Media and Insight have expressed their intent to provide additional capital contributions to SourceSuite in response to one or more Capital Calls. However, if Source Media seeks to sell some or all of its Liberate shares to satisfy a Capital Call, it likely will have to seek the consent of the holders of its Notes to use the proceeds therefrom. See Note 8 Subsequent Events regarding additional funding of SourceSuite. We believe SourceSuite's financial resources, including existing cash and cash equivalents and available cash from Capital Calls, will be sufficient to meet SourceSuite's anticipated working capital, development and other operational needs through 2001.

2. ACCOUNTING POLICIES

     Basis of Presentation

     As described in Note 1, SourceSuite purchased certain assets for $1.1 million on March 3, 2000 (date of inception). The purchase price was allocated to tangible net assets based upon their fair values, with the excess of the purchase price over the fair value of net assets acquired recorded as goodwill.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

     Cash and Cash Equivalents

     The Company classifies all highly liquid investments with original maturities of three months or less as cash equivalents. These investments are recorded at cost, which approximates market.

     Software Development Costs

     Software development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility and ends when a product is available for general release to customers.

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

3. NEW ACCOUNTING PRONOUNCEMENTS

     FAS 141, Business Combinations and FAS 142, Goodwill and Other Intangible Assets were issued in July 2001 to be effective for all fiscal years beginning after December 15, 2001. FAS 141 eliminates the pooling-of-interests method of accounting business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Under FAS 142 goodwill and indefinite lived intangibles are no longer amortized but are reviewed periodically for impairment. The Company will continue to amortize goodwill through the end of the year. Goodwill remaining at January 1, 2002 will no longer be amortized but will be evaluated periodically for impairment.

4. INCOME TAXES

     SourceSuite is considered a partnership for federal income tax purposes; therefore, it is not subject to federal income tax.


5. RESTRICTION ON MEMBER EQUITY DISTRIBUTIONS

     Under SourceSuite's joint venture agreement, except as unless otherwise determined by the Management Committee of SourceSuite, there will be no distribution of equity to Members during the first two years of operation.


6. RELATED PARTY TRANSACTIONS

     As part of the joint venture agreement between Source Media and Insight, Source Media manages the day-to-day operations of SourceSuite in accordance with SourceSuite's operating plan and a management agreement between Source Media and SourceSuite. As part of this arrangement, SourceSuite pays Source Media a management fee equal to 5% of gross operating revenues, as defined in the management agreement, on an annual basis. SourceSuite reimburses Source Media for the direct costs of the Interactive TV business and certain overhead costs. SourceSuite also purchases content for its LocalSource product from Source Media's IT Network division. These costs have been included in the payable to related parties and are reimbursed to Source Media on a regular basis. Additionally, SourceSuite purchases certain hardware on behalf of Insight. These amounts are billed to Insight and included in related party receivables.

     SourceSuite provides Interactive TV applications and services to Insight pursuant to a letter of intent. Approximately 85% and 75% of SourceSuite's revenues for the three and six months ended June 30, 2001, respectively, have been derived from its service relationship with Insight.

7. COMMITMENTS AND CONTINGENCIES

     Upon formation, SourceSuite assumed the responsibility for the following litigation:


ADVANCED INTERACTIVE, INC.

     On October 6, 1998, Advanced Interactive, Inc. filed a complaint in U.S. District Court for the Northern District of Illinois, Eastern Division, against Interactive Channel Technologies, Inc. ("ICTI"), a subsidiary of Source Media, and the following companies: Matsushita Electric Corporation, Matsushita Electric Industrial Co., Ltd., Sharp Electronics Corp., Sharp Corp., Thomson Consumer Electronics, Toshiba Consumer Products, Inc., Toshiba American, Inc., Toshiba Corporation, General Instruments Corp., Scientific Atlanta, Inc., ATI Technologies, Inc., ADS Technologies Inc., Gateway 2000, Inc., STB Systems, Inc., Hauppauge Computer Works, Inc., WebTV Networks, Inc. and WorldGate Communications, Inc. (collectively the "Defendants"). Advanced Interactive, Inc. alleged that the Defendants infringed its patents by manufacturing, using and/or selling or offering to sell each Defendants particular product or service. The plaintiff seeks monetary damages. ICTI and each of the Defendants have filed an answer and have collectively joined the Motion for Partial Summary Judgment submitted by Matsushita Electric Corporation of America, Sharp Electronics Corp., Sharp Corp. and the Toshiba Defendants. On June 26, 2000, the court entered a judgment that, among other things, ICTI's products do not infringe on Advanced Interactive's patents. The plaintiff filed a Notice of Appeal of this judgment in the U.S. Court of Appeals of the Federal Circuit dated August 3, 2000. In July 2001 the U.S. Court of Appeals affirmed the lower court's opinion and dismissed the suit.


WORLDGATE COMMUNICATIONS

     As part of the sale of the VirtualModem technology to Liberate, Liberate acquired certain patents that were the subject of a patent infringement lawsuit. A lawsuit was initially brought by Source Media's subsidiaries, Interactive Channel Technologies and SMI Holdings, against WorldGate Communications in May 1998 in U.S. District Court for the District of Delaware. The patent infringement claims have been assigned to Liberate as a result of its acquisition of the VirtualModem technology from Source Media. In June 1998, WorldGate filed a counterclaim against Source Media, alleging, among others, violations of the Lanham Act and Delaware's Uniform Deceptive Trade Practices Act, common law unfair competition, tortious interference with existing and prospective business relationships and misappropriation of confidential information and trade secrets. SourceSuite joined the litigation as a defendant after its formation. Following discovery and briefing of the patent claim construction issues, the parties have entered into settlement negotiations covering both WorldGate's cross-complaint against Source Media and Liberate's patent infringement claims against WorldGate. Further, as part of the acquisition of VirtualModem, Liberate agreed to defend Source Media against WorldGate's cross-complaint and to undertake to settle the litigation and acquire our full release against any liability for the WorldGate cross-complaint without any payment of damages or other legal or equitable relief against Source Media. On March 20, 2001, the court issued a ruling enforcing a proposed settlement agreement among the parties, which included a dismissal of WorldGate's cross-complaint against Source Media, and an agreement by Source Media and Liberate not to sue with respect to certain WorldGate technology. On April 23, 2001, all claims and counterclaims were dismissed with prejudice. Source Media continues to evaluate its position with respect to the outcome of this litigation and intends to take appropriate steps to protect its intellectual property rights.

8. SUBSEQUENT EVENTS

     On August 13, 2001, the unofficial committee of the holders of the Notes and the Company agreed in principle that the Company would sell its 886,000 shares of Liberate common stock over the next few months. The proceeds of the sale, with the exception of $2 million, are to be placed into an escrow account for the benefit of the Company and the Note holders, on terms subject to further discussion. The funds that are not placed into the escrow account will be added to the cash available at Source Media to fund its activities and for investment in SourceSuite. Source Media and Insight have determined to commit aggregate financing to SourceSuite of $1.6 million ($0.8 million each), to be advanced in increments through the balance of 2001.


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

     Among the factors that could cause actual results to differ materially from our expectations are our high degree of leverage and our ability to service debt, the need for additional financing, that we may not have sufficient collateral to repay our indebtedness in full, that we need to sell some of our assets or take other steps to recapitalize or reorganize our businesses and assets, the acceleration of maturity of our obligation to repay principal of and interest on our Senior Secured Notes, our inability to utilize the proceeds of the sale of our Liberate shares without the approval of the holders of our Notes, our auditors have informed us that they believe there is substantial doubt about our ability to continue as a going concern, the potential for a change of control that would require us to purchase our Notes and Preferred Stock, historical and projected losses, access to channels on cable television systems and uncertainty of subscriber acceptance, the uncertainty of a market for interactive television, a loss of our largest customer of our Interactive TV applications and service, the availability of programming, the further technical development needed to improve the economics of deploying interactive television to multiple cable systems, a delay in the roll-out of digital set-top boxes, competition within the industry, rapid technological advances that could render our products obsolete or non-competitive, the potential that we may be subject to third party intellectual property claims, anti-takeover effects of our shareholder rights plan, stock volatility, the market price of our common stock and delisting from quotation on the Nasdaq Stock Market, the potential for significant dilution or elimination of shareholder interests if the Company merges, sells assets, raises new capital or restructures its balance sheet, our ability to attract and retain key management personnel, government regulation and other risk factors discussed from time to time in our Annual Report on Form 10-K and other Securities and Exchange Commission filings.

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

     In the fourth quarter 2000 and the first quarter 2001, we made significant decisions regarding the focus of our business in an effort to generate revenue opportunities. As a result, decisive actions were taken to focus on content opportunities rather than technology, to improve our distribution alliances and to position ourselves for future growth as revenue opportunities in the interactive television industry emerge. We are in the process of exiting low-margin business activities. In this regard, we have exited our front-of-book ("FOB") yellow page advertising services. These services generated monetary revenue of approximately $2.1 million and $4.0 million for the three and six months ended June 30, 2000 and $1.4 million and $3.1 million for the three and six months ended June 30, 2001. We intend to continue to honor FOB product commitments during a wind-down period through March 2002. Cost savings resulting from the discontinuance of the FOB product line will not be fully realized until 2002. As part of the process, we have reduced the size of our work force at the Company and its IT Network subsidiary from 147 employees at December 31, 2000 to 79 at June 30, 2001 to contain expenses. These efforts have reduced selling, general and administrative expense to $1.9 million for the quarter ended June 30, 2001 from $2.5 million for the same period in 2000. We incurred legal and professional fees of approximately $1.3 million and employee severance costs of approximately $0.2 million for the six months ended June 30, 2001 relating to our restructuring efforts. A summary of selected financial data follows:



                                   THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                    2000                 2001              2000               2001
                                   -------             -------           -------            -------
                                        (IN THOUSANDS)                         (IN THOUSANDS)
Total revenues ..........          $ 4,854             $ 3,122            $ 9,546           $ 6,873
Total cost of sales .....            3,174               1,671              6,245             4,119
                                   -------             -------            -------           -------
Gross profit ............            1,680               1,451              3,301             2,754

Gross margin % ..........               35%                 46%                35%               40%

Total operating loss ....          $(1,450)            $(1,653)           $(4,145)          $(3,318)
Operating margin%* ......              (30%)               (18)%              (43)%             (26)%


     * Excluding restructuring expenses of $1,087 and $1,517 for the three and six months ended June 30, 2001.

     As a result of these activities, and for the reasons set forth under the caption "Forward Looking Information and Risk Factors," we do not believe our historical financial results of operations are necessarily indicative of future operating results.

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

     Monetary revenues decreased 34% to $3.1 million for the three months ended June 30, 2001 from $4.6 million for the same period in 2000. The decrease was primarily driven by $1.3 million of decreased advertising sales, advertising services and systems management sales primarily due to our exiting the FOB advertising and internet advertising businesses and $0.4 million of decreased information services revenue from the same period in the prior year. These decreases were partially offset by $0.2 million of increased revenue from new content product sales over the same period in 2000.

         Monetary cost of sales decreased 45% to $1.6 million for the three months ended June 30, 2001 from $3.0 million for the same period in 2000, primarily due to $0.7 million of reduced product costs due to discontinued products and decreased sales, and $0.7 million of other operational savings.

         Nonmonetary revenues and nonmonetary cost of sales decreased 82% to $38 thousand for the three months ended June 30, 2001. Nonmonetary sales accounted for 5% of revenues for the three months ended June 30, 2000 compared to 1% of revenues for the same period in 2001. This decrease is primarily due to the Company's decision to exit the FOB advertising business.

         Selling, general and administrative expenses decreased 25% to $1.9 million for the three months ended June 30, 2001 from $2.5 million for the same period in 2000. The decrease is primarily due to decreases in non-cash stock compensation expense of $0.7 million and other operational savings of $0.2 million partially offset by an increase of $0.3 million due to an adjustment made in the second quarter of 2000 to reduce an over accrual of severance expense recorded in the first quarter of 2000.

         Restructuring expense of $1.1 million during the three months ended June 30, 2001 includes legal and professional fees associated with evaluating the Company's strategic alternatives.

         Amortization of intangible assets decreased 82% to $0.1 million from $0.6 million for the three months ended June 30, 2001 primarily due to a $5.6 million write-down of goodwill and contract rights in the fourth quarter of 2000.

         Equity interest in losses of joint venture includes our share of the results of operations of SourceSuite recorded using the equity method. The decrease in the equity loss is attributable to a decreased net loss in SourceSuite for the three months ended June 30, 2001. This decrease is primarily attributable to increased revenues and decreased legal, severance and other operational expenses in SourceSuite for the three months ended June 30, 2001 as compared to the same period of 2000. SourceSuite began generating revenues in the third quarter of 2000.

         Interest expense decreased 5% to $2.8 million for the three months ended June 30, 2001 from $3.0 million for the same period in 2000 due to the exchange of approximately $7.75 million of our Senior Secured Notes for common stock in the second and third quarters of 2000. This expense is associated with a debt financing completed by the Company in October 1997 and described in detail in the Notes to Consolidated Financial Statements.

         Interest income decreased 77% to $50 thousand for the three months ended June 30, 2001 from $0.2 million for the same period in 2000 due to decreased cash balances.

         Preferred Stock dividend expense of $0.2 million and benefit of $4.7 million for the three months ended June 30, 2001 and 2000, relate to the Preferred Stock financing completed by the Company in October 1997 and described in the Notes to Consolidated Financial Statements. The $4.7 million benefit included in the three month period ended June 30, 2000 reflects a benefit realized on the issuance of common stock in exchange for Preferred Stock, based on the excess of the carrying amount of the Preferred Stock over the fair value of the Company's common stock. Dividends are recorded at the fair market value of the shares. The decrease in expense is primarily attributable to the exchange in the second and third quarters of 2000 of Preferred Stock for common stock and a lower fair value for Preferred Stock, during the three months ended June 30, 2001.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

         Monetary revenues decreased 26% to $6.8 million for the six months ended June 30, 2001 from $9.1 million for the same period of 2000. This decreased is primarily due to decreases of $2.0 million in advertising sales, advertising services and systems management sales primarily due to our exiting the FOB advertising and internet advertising business and decreased revenue of $0.7 million in information services offset by an increase of $0.4 million in revenue from new content product sales over the same period in 2000.

         Monetary cost of sales decreased 31% to $4.0 million for six months ended June 30, 2001 from $5.8 million for the same period in 2000 primarily due to $1.0 million of reduced product cost due to discontinued products and decreased sales and other operational savings of $0.8 million primarily from the discontinuance of our FOB advertising sales business.

         Nonmonetary revenues and nonmonetary cost of sales decreased 75% to $0.1 million for the six months ended June 30, 2001 from $0.4 million for the same period of 2000. Nonmonetary sales accounted for 2% of revenues for the six months ended June 30, 2001 compared to 5% of revenues for the same period in 2000. This decrease is primarily due to the Company's decision to exit the FOB business.

         Selling, general and administrative expenses decreased 31% to $4.3 million for the six months ended June 30, 2001 from $6.3 million for the same period in 2000. The decrease is primarily due to a decrease in non-cash stock compensation expense of $0.8 million and $1.2 million in cost reductions in other administrative expenses.

         Restructuring expense of $1.5 million includes $1.3 million of legal and professional fees associated with the evaluation by the Company of its strategic alternatives, along with $0.2 million in severance costs connected to these efforts.

         Amortization of intangible assets decreased 82% to $0.2 million from $1.2 million for the six months ended June 30, 2001 primarily due to a $5.6 million write-down of goodwill and contract rights in the fourth quarter of 2000.

         Gain on sale of interest in joint venture was comprised of $75.0 million of gain recorded upon the sale of our interest in the prior joint venture with Insight to Liberate in exchange for 886,000 shares of common stock in Liberate and $4.4 million of cash.

         Equity interest in losses of joint ventures includes our share of the results of operations of SourceSuite for the six months ended June 30, 2001 compared with the period from inception in 2000, recorded using the equity method. The decreases in the equity loss is attributable to a smaller net loss in SourceSuite for the six months ended June 30, 2001. This is primarily attributable to increased revenues and decreased legal, severance and other operational expenses in SourceSuite for the three months ended June 30, 2001 as compared to the same period of 2000. SourceSuite began generating revenues in the third quarter of 2000.

         Interest expense decreased 7% to $5.7 million for the six months ended June 30, 2001 from $6.1 million in 2000. This decrease is due to the exchange of approximately $7.75 million of our Senior Secured notes for common stock in the second and third quarters of 2000. The expense is associated with a $100 million debt financing completed by the company in October 1997 and described in detail in the Notes to Consolidated Financial Statements.

         Interest income decreased 73% to $0.1 million for the six months ended June 30, 2001 from $0.5 million in the prior year due to lower investment and cash balances.

         Preferred Stock dividends expense of $0.3 million in 2001 and benefit of $3.9 million in 2000 relate to the Preferred Stock financing completed by the Company in October 1997 and described in the Notes to Consolidated Financial Statements. The 2000 amount reflects a benefit of $4.7 million realized on the issuance of common stock in exchange for Preferred Stock, based on the excess of the carrying amount of the Preferred Stock over the fair value of the Company's common stock. This benefit is partially offset by dividend expense of $0.8 million for the six months ended June 30, 2000 as compared to dividend expense of $0.3 million for the six months ended June 30, 2001. Dividends are recorded at the fair market value of the preferred shares issued.


LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001, our sources of liquidity were $2.7 million of cash and 886,000 shares of Liberate common stock valued at $9.7 million. Liberate common stock is quoted on the Nasdaq stock market under the symbol "LBRT". As of August 8, 2001, these shares had a value of $11.05 per share and an aggregate market value of $9.8 million. We currently have no access to any other sources of liquidity, including debt and equity financing facilities.

         We continue to experience substantial operating losses and net losses as a result of our efforts to develop, deploy and support our IT Network business and to develop, conduct trials and commercially launch our Interactive TV business. We have reported both an operating loss and a net loss each year since our inception, including an operating loss of $3.3 million and a net loss attributable to common stockholders of $11.4 million for the six months ended June 30, 2001. As of June 30, 2001, we had an accumulated deficit of $224 million and had used cumulative net cash in operations of $120.5 million; $5.0 million of cash was used in operating activities for the six months ended June 30, 2001. The difference at June 30, 2001 between the accumulated deficit and cumulative net cash used in operations reflects nonmonetary charges.

         We did not make our interest payment of $5.3 million due on May 1, 2001, triggering a default on our Notes. As a result of our continued default on the Notes, the indenture trustee of the Notes declared the entire unpaid principal amount of the Notes in the amount of $88.5 million and all accrued interest due and payable immediately. Accordingly, the entire face amount of our outstanding Notes has become a current liability. We have engaged financial advisors to help us evaluate strategic alternatives, including possible merger, sale of assets and restructuring our balance sheet. We are cooperating with the holders of the Notes who have formed an informal committee as we work through this process.

         We will continue to incur significant operating losses through 2002. In addition, we will be required to make additional capital contributions to SourceSuite to continue its operations. Since the indenture trustee has accelerated the Notes, the consent of the holders of our Notes is required for us to use the proceeds from a sale of all or part of our Liberate shares. On August 13, 2001, the unofficial committee of the holders of the Notes and the Company agreed in principle that the Company would sell its 886,000 shares of Liberate common stock over the next few months. The proceeds of the sale, with the exception of $2 million, are to be placed into an escrow account for the benefit of the Company and the Note holders, on terms subject to further discussion. The funds that are not placed into the escrow account will be added to the cash available at the Company to fund its activities and for investment in SourceSuite. The Company and Insight have determined to commit aggregate financing to SourceSuite of $1.6 million ($0.8 million each), to be advanced in increments through the balance of 2001.

         We believe that our current capital resources will be sufficient to fund our aggregate capital expenditures and working capital requirements, including operating losses, through December 2001 as we evaluate our strategic alternatives. If we are unable to successfully restructure our balance sheet prior to December 31, 2001, it may be very difficult for us to obtain sufficient additional funding to continue our operations. In particular, in such event, we would have to have the agreement of our Note holders to obtain additional funds from the escrow. We cannot assure you that the holders of our Notes will agree to release any escrowed funds or take any other steps with a view toward continuing our operations.

         If we merge, sell a significant portion of our assets, raise additional funds through the issuance of equity or convertible debt securities, or reach an agreement to restructure our balance sheet with the holder of our Notes, the percentage ownership of our existing stockholders will be reduced significantly or eliminated. In order to consummate a merger, sale or financing transaction or to restructure our balance sheet we must satisfy our obligations to the holders of our Notes in a manner agreeable to them. The holders of our Notes, as our senior creditors, have significant influence in our restructuring process and may seek to use this leverage to obtain a significant ownership interest in the Company. There can be no assurances that we shall be successful in these efforts or come to an agreement on any plan of restructuring with the holders of our Notes or that we will be able to restructure our balance sheet on terms acceptable to us, or at all.

         In addition to the success of our restructuring efforts, our future capital requirements will depend on many factors, including, but not limited to the following factors, some of which are outside our control: (i) the operating results of our IT Network business, including the ability to grow our rich media content business; (ii) the success and timing of the development, introduction and deployment of our Interactive TV applications and services; (iii) the extent of market acceptance of our applications, content and services; (iv) potential acquisitions or asset purchases; (v) the deployment of digital set-top boxes incorporating technology that is compatible with our applications and services;
(vi) competitive factors; and (vii) changes in the regulatory environment.

         The foregoing factors raise substantial doubt about our ability to continue as a going concern.


EFFECT OF INFLATION

         We believe that the effect of inflation has not been material during the six-month periods ended June 30, 2000 and 2001, respectively.

NET OPERATING LOSS CARRYFORWARDS

         At December 31, 2000, we had net operating loss carryforwards of approximately $137.4 million for U.S. Federal income tax purposes, which begin to expire in 2003 and which may be used to reduce future United States taxable income. The Internal Revenue Code of 1986, as amended, imposes limitations on the use of net operating loss carryforwards if certain stock ownership changes occur. An ownership change occurred in 1995 that caused utilization of $23.1 million of our net operating losses incurred prior to the ownership change to be limited to approximately $9.0 million in a given year. The Company is currently evaluating whether it has experienced an ownership change subsequent to November 1999. A subsequent ownership change could create additional restrictions on the Company's ability to use its net operating loss carryforwards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are exposed to changes in interest rates related primarily to our Notes and Preferred Stock. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At June 30, 2001, we had Notes outstanding having an aggregate principal amount of $88.5 million, due November 1, 2004, which bear interest at a fixed rate of 12% and Preferred Stock outstanding having a liquidation preference of $14.1 million, due November 1, 2007, which has a fixed dividend rate of 13 1/2%. The fair value of the Notes at June 30, 2001 was approximately $6.7 million based upon dealer quoted market price. The Company failed to make the approximately $5.3 million interest payment on the Notes due May 1, 2001. As a result of our continued default on the Notes, on May 31, 2001, the indenture trustee of the Notes declared the entire unpaid principal amount of the Notes and all accrued interest due and payable immediately. See "Financial Condition" section of Note 1 to our financial statements for further discussion. As of June 30, 2001, the fair market value of the Preferred Stock was approximately $0.06 per share for an aggregate value of the outstanding Preferred Stock of $34 thousand. The shares of Preferred Stock were valued at 1.2 times the closing market price of the common stock at June 30, 2001, as this value is reflective of past market values and no market price was readily attainable.

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

         On March 3, 2000, we received 886,000 shares of Liberate common stock in exchange for our interest in our joint venture with Insight. The closing price per share of the Liberate common stock on March 3, 2000 was $98.6875, giving us a total original investment in Liberate common stock of approximately $87.4 million. We face the market risk associated with price fluctuations of the Liberate common stock until such time as we sell or hedge the stock. In addition, because the indenture trustee has accelerated the Notes, the consent of the holders of Notes is required for us to use the proceeds from a sale of our Liberate shares. As of June 30,

2001, the closing price per share of the Liberate common stock was $10.95 resulting in a total investment balance of $9.7 million. As of August 8, 2001, the closing price was $11.05 resulting in a total investment of $9.8 million.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2000 and to the Notes to SourceSuite's and our financial statements included in this report for a discussion of certain litigation.

Item 2 - Changes in Securities and Use of Proceeds

         On May 20, 2001, an individual exercised his right to exchange Class Y shares of the Company's subsidiary, 997758, for 206,376 shares of the Common Stock of the Company. 997758 entered into an agreement with the individual on September 24, 1992 to issue shares of 997758 nonvoting Class Y shares in exchange for Class A Subordinate Voting Shares and Class B Multiple Voting Shares of ICTI, another of the company's subsidiaries, owned by such individual. The exchange was undertaken pursuant to Selection 4(2) of the Securities Act.

Item 3 - Defaults Upon Senior Securities

         The Company failed to make the approximately $5.3 million interest payment on the Notes due May 1, 2001. As a result of our continued default on the Notes, on May 31, 2001, the indenture trustee of the Notes declared the entire unpaid principal amount of the Notes and all accrued interest due and payable immediately.

Item 5 - Other Information

         On August 8, 2001, the Company retained Evercore Partners L.P. as its financial advisor to assist the Company as it continues evaluation of its strategic alternatives and to assist in the implementation of its plan derived from this evaluation process. Evercore replaced UBS Warburg, the Company's previous advisor.

Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits
         10.1 Description of Key Retention Plan

         (b) The following reports on Form 8-K were filed during the second quarter of 2000:

         On May 1, 2001 Source Media filed a report on Form 8-K relating to an announcement that it had not made the approximately $5.3 million interest payment on the Notes due May 1, 2001.

         On June 1, 2001, Source Media, Inc. filed a report on Form 8-K relating to an announcement that it had not made the approximately $5.3 million interest payment on the Notes due May 1, 2001 within the 30-day grace period provided by the indenture governing the Notes, and that an Event of Default has therefore occurred with respect to the Notes.

         On June 18, 2001, Source Media, Inc. filed a report on Form 8-K relating to an announcement that the indenture trustee of the Notes due May 1, 2001 has declared the entire principal amount of the Notes and all accrued interest due and payable immediately due to the Company's failure to pay the current interest payment.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SOURCE MEDIA, INC.
                                     (Registrant)

Date:  August 14, 2001               By: /s/ Benjamin J. Douek
                                         ---------------------------------------
                                         Benjamin J. Douek
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial Officer and
                                         Duly Authorized Officer)

                                INDEX TO EXHIBITS


EXHIBIT
   NO.                  DESCRIPTION
-------                 -----------
 10.1                   Description of Key Retention Plan