Form 10-Q
period 2001-09-30
SOURCE MEDIA INC
filed 2001-11-14
CIK 900029

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 2001


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


  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT NOVEMBER 2, 2001: 17,887,942

                               SOURCE MEDIA, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001



PART I.  FINANCIAL INFORMATION
                                                                                                   Page Number
                                                                                                   -----------
Item 1.     Consolidated Financial Statements of Source Media, Inc.
                  Consolidated Balance Sheets (unaudited)
                  December 31, 2000 and September 30, 2001                                               4-5

                  Consolidated Statements of Operations (unaudited)
                  Three and nine months ended September 30, 2000 and 2001                                  6

                  Consolidated Statement of Stockholders' Equity (Capital Deficiency)
                  (unaudited) Nine months ended September 30, 2001                                         7

                  Consolidated Statements of Cash Flows (unaudited)
                  Nine months ended September 30, 2000 and 2001                                            8

                  Notes to Consolidated Financial Statements (unaudited)                                9-26

              Financial Statements of SourceSuite LLC
                  Balance Sheets  (unaudited)
                  December 31, 2000 and September 30, 2001                                                27

                  Statements of Operations  (unaudited)
                  Three months ended September 30, 2000 and 2001 and period from
                  Inception (March 3, 2000) to September 30, 2000 and nine
                  months ended September 30, 2001                                                         28

                  Statement of Members' Equity  (unaudited)
                  Nine months ended September 30, 2001                                                    29

                  Statements of Cash Flows (unaudited)
                  Period from inception (March 3, 2000) to September 30, 2000 and
                  nine months ended September 30, 2001                                                    30

                  Notes to Financial Statements (unaudited)                                            31-34


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                  35-42

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                           42-43



PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings                                                                     44

Item 2.      Changes in Securities and Use of Proceeds                                             44

Item 3.      Defaults Upon Senior Securities                                                       44

Item 4.      Submission of Matters to a Vote of Security Holders                                  N/A

Item 5.      Other Information                                                                  44-45

Item 6.      Exhibits and Reports on Form 8-K                                                      46

                               SOURCE MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (in thousands)
                                   (unaudited)



                                                               DECEMBER 31,    SEPTEMBER 30,
                                                                  2000             2001
                                                               ------------    -------------
Current Assets:
    Cash and cash equivalents .........................          $ 7,774          $ 1,590
    Restricted cash ...................................               --            3,138
    Trade accounts receivable, less allowance for
      doubtful accounts of $716 and $340 in 2000
      and 2001, respectively ..........................            1,402              708
    Related party receivables .........................              390            1,119
    Prepaid expenses and other current assets .........            1,759              584
    Investment in securities available for sale .......           12,072            6,447
                                                                 -------          -------
         Total current assets .........................           23,397           13,586

Property and equipment:
    Production equipment ..............................            3,232            3,284
    Computer equipment ................................            3,702            3,756
    Other equipment ...................................            2,431            2,444
    Furniture and fixtures ............................              606              606
                                                                 -------          -------
                                                                   9,971           10,090
Accumulated depreciation ..............................            8,694            9,229
                                                                 -------          -------
Net property and equipment ............................            1,277              861

Intangible assets:
    Contract rights ...................................            1,578            1,578
Accumulated amortization ..............................               --              321
                                                                 -------          -------
Net intangible assets .................................            1,578            1,257

Investment in joint venture ...........................            2,008              389
Other non-current assets ..............................            2,796            2,233
                                                                 -------          -------

         Total assets .................................          $31,056          $18,326
                                                                 =======          =======


           See accompanying Notes to Consolidated Financial Statements

                               SOURCE MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS

            LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
                      (in thousands, except per share data)
                                   (unaudited)


                                                             DECEMBER 31,        SEPTEMBER 30,
                                                                2000                 2001
                                                             ------------        ------------
Current Liabilities:
    Trade accounts payable ............................       $   1,315           $   1,921
    Accrued interest ..................................           1,771              10,792
    Accrued payroll ...................................             150                 542
    Other accrued liabilities .........................           1,870                 641
    Unearned income ...................................           4,267               1,114
    Long-term debt in default .........................              --              88,542
                                                              ---------           ---------
         Total current liabilities ....................           9,373             103,552

Long-term debt ........................................          88,542                  --
Minority interest in consolidated subsidiaries ........           3,840                  --
Note receivable and accrued interest from minority
  stockholder .........................................            (865)                 --
                                                              ---------           ---------
                                                                  2,975                  --
Senior redeemable payment-in-kind (PIK) preferred
  stock, $25 per share liquidation preference,
  $.001 par value, net of discount
  Authorized shares - 1,712; 547 and 584 issued and
  outstanding in 2000 and 2001,  respectively .........           8,571               9,090
Non-participating preferred stock, $25 per
  share liquidation preference, $.001 par value;
  authorized and issued - 1 single share ..............              --                  --

Stockholders' equity (capital deficiency):
  Common stock, $.001 par value:
    Authorized shares - 50,000; 17,869 and 18,075
    issued in 2000 and 2001, respectively .............              18                  18
  Less treasury stock, at cost - 187 shares in 2000
     and 2001 .........................................          (1,861)             (1,861)
  Capital in excess of par value ......................         136,576             139,954
  Accumulated other comprehensive loss -
    unrealized loss on securities available for sale                 --              (2,372)
  Accumulated deficit .................................        (213,138)           (230,055)
                                                              ---------           ---------

Total capital deficiency ..............................         (78,405)            (94,316)
                                                              ---------           ---------

Total liabilities and capital deficiency ..............       $  31,056           $  18,326
                                                              =========           =========


           See accompanying Notes to Consolidated Financial Statements

                               SOURCE MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)



                                                             THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                                 2000               2001               2000               2001
                                                               --------           --------           --------           --------
                                                         (in thousands, except per share data) (in thousands, except per share data)
Monetary revenues ...................................          $  4,588           $  2,507           $ 13,695           $  9,269
Nonmonetary revenues ................................               178                 15                617                126
                                                               --------           --------           --------           --------
Total revenues ......................................             4,766              2,522             14,312              9,395
Monetary cost of sales ..............................             2,637              1,403              8,443              5,411
Nonmonetary cost of sales ...........................               178                 15                617                126
                                                               --------           --------           --------           --------
Total cost of sales .................................             2,815              1,418              9,060              5,537
                                                               --------           --------           --------           --------
Gross profit ........................................             1,951              1,104              5,252              3,858


Selling, general and administrative expenses ........             2,677              1,604              8,955              5,945
Restructuring expense ...............................                --                750                 --              2,267
Amortization of intangible assets ...................               584                107              1,752                321
                                                               --------           --------           --------           --------
                                                                  3,261              2,461             10,707              8,533
                                                               --------           --------           --------           --------
Operating loss ......................................            (1,310)            (1,357)            (5,455)            (4,675)
Interest expense ....................................            (2,843)            (3,895)            (8,926)            (9,580)
Interest income .....................................               169                 20                632                147
Equity  in losses of joint venture ..................              (734)              (488)            (3,443)            (1,823)
Other income (expense), net .........................              (110)              (114)              (214)              (986)
Gain on sale of interest in joint venture ...........                --                 --             74,977                 --
                                                               --------           --------           --------           --------
Income (loss) before extraordinary item and
cumulative effect of change in accounting principle .            (4,828)            (5,834)            57,571            (16,917)
Extraordinary gain - early extinguishment of debt ...             1,709                 --              4,239                 --
Cumulative effect of change in accounting principle .                --                 --             (1,159)                --
                                                               --------           --------           --------           --------
Net income (loss) ...................................            (3,119)            (5,834)            60,651            (16,917)
Preferred stock (dividends) difference on conversion
of preferred stock, net of dividend .................             1,763               (186)             5,643               (519)
                                                               --------           --------           --------           --------
Net income (loss) attributable to common stockholders          $ (1,356)          $ (6,020)          $ 66,294           $(17,436)
                                                               ========           ========           ========           ========
Other comprehensive income (loss):
unrealized gain (loss) on  securities available
for sale ............................................              (332)                (2)           (61,799)            (2,372)
                                                               --------           --------           --------           --------
Comprehensive income (loss) .........................          $ (1,688)          $ (6,022)          $  4,495           $(19,808)
                                                               ========           ========           ========           ========

Basic and diluted net loss per common share:

Basic:

Income (loss) before extraordinary item and
cumulative effect of change in accounting principle .          $  (0.18)          $  (0.34)          $   3.80           $  (0.98)

Extraordinary gain - early extinguishment of debt ...              0.10                 --               0.25                 --
Cumulative effect of change in accounting principle .                --                 --              (0.07)                --
                                                               --------           --------           --------           --------
Income (loss) attributable to common stockholders ...          $  (0.08)          $  (0.34)          $   3.98           $  (0.98)
                                                               ========           ========           ========           ========
Weighted average basic common shares outstanding ....            17,451             17,775             16,648             17,782
                                                               ========           ========           ========           ========

Dilutive:

Income (loss) before extraordinary item and
cumulative effect of change in accounting principle .          $  (0.18)          $  (0.34)          $   3.64           $  (0.98)

Extraordinary gain - early extinguishment of debt ...             (0.10)                --               0.25                 --

Cumulative effect of change in accounting principle .                --                 --              (0.07)                --
                                                               --------           --------           --------           --------
Net income (loss) attributable to common stockholders          $  (0.08)          $  (0.34)          $   3.82           $  (0.98)
                                                               ========           ========           ========           ========
Weighted average diluted common shares outstanding ..            17,451             17,775             17,353             17,782
                                                               ========           ========           ========           ========

           See accompanying Notes to Consolidated Financial Statements

                               SOURCE MEDIA, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              (CAPITAL DEFICIENCY)
                                 (in thousands)
                                   (unaudited)


                                                                                        ACCUMULATED                    TOTAL
                                                                             CAPITAL       OTHER                    STOCKHOLDERS'
                                        COMMON STOCK           TREASURY   IN EXCESS OF COMPREHENSIVE ACCUMULATED   EQUITY (CAPITAL
                                     SHARES       AMOUNT         STOCK      PAR VALUE      LOSS        DEFICIT        DEFICIENCY)
                                    ---------    ---------     ---------    ---------  ------------- -----------   ---------------
BALANCE AT DECEMBER 31, 2000           17,869    $      18     $  (1,861)   $ 136,576    $      --   $(213,138)      $ (78,405)

Stock compensation                         --           --            --           58           --          --              58

Net loss                                   --           --            --           --           --     (16,917)        (16,917)

Unrealized loss on securities
available for sale                         --           --            --           --       (2,372)         --          (2,372)

Preferred stock dividends                  --           --            --         (519)          --          --            (519)

Exchange of common stock for
minority interest shares                  206                         --        3,839           --          --           3,839
                                    ---------    ---------     ---------    ---------    ---------   ---------       ---------

BALANCE AT SEPTEMBER 30, 2001          18,075    $      18     $  (1,861)   $ 139,954    $  (2,372)  $(230,055)      $ (94,316)
                                    =========    =========     =========    =========    =========   =========       =========


           See accompanying Notes to Consolidated Financial Statements

                               SOURCE MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)
                                   (unaudited)



                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                        2000               2001
                                                                     ---------           -----------
OPERATING ACTIVITIES

Net income (loss) ..................................................  $ 60,652           $(16,917)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
    Depreciation ...................................................     1,337                535
    Amortization of intangible assets ..............................     1,753                321
    Amortization of debt issuance cost .............................       857                563
    Stock compensation .............................................     1,077                 58
    Non-cash interest income .......................................      (118)                --
    Realized loss on sale of investments............................        --                114
    Reserve for loss on note receivable from minority stockholder ..        --                872
    Provision for losses on accounts receivable ....................       (47)               308
    Extraordinary gain on sale of interest in joint venture ........   (74,977)                --
    Extraordinary gain on exchange of notes for common stock .......    (4,239)                --
    Equity interest in losses of joint venture .....................     3,443              1,819

Changes in operating assets and liabilities:
    Trade accounts receivable ......................................       116                386
    Related party receivable .......................................       985               (729)
    Prepaid expenses and other current assets ......................       710              1,168
    Trade accounts payable and accrued liabilities .................    (1,359)              (230)
    Accrued interest ...............................................     2,566              9,020
    Unearned income ................................................        75             (3,153)
                                                                      --------           --------

Net cash used in operating activities ..............................    (7,169)            (5,864)


INVESTING ACTIVITIES
  Capital expenditures .............................................       (99)              (120)
  Redemption of investments ........................................     5,775              3,138
  Redemption of short-term  investments.............................     2,500                 --
  Proceeds from sale of interest in joint venture ..................     4,392                 --
  Investment in SourceSuite LLC ....................................    (4,392)              (200)
                                                                      --------           --------

Net cash provided by investing activities ..........................     8,176              2,818

FINANCING ACTIVITIES
  Transfer of cash to restricted brokerage account .................        --             (3,138)
  Proceeds from issuance of common stock ...........................     1,008                 --
  Other ............................................................       246                 --
                                                                      --------           --------

Net cash provided by (used in) financing activities ................     1,254             (3,138)
                                                                      --------           --------
Net increase (decrease) in cash and cash equivalents ...............     2,261             (6,184)
Cash and cash equivalents at beginning of period ...................    10,910              7,774
                                                                      --------           --------

Cash and cash equivalents at end of period .........................  $ 13,171           $  1,590
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


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries for the periods indicated. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         Source Media aggregates, produces and delivers rich media content across a range of communication platforms including the Internet, digital television, telephone-based voice portal systems, wireless and wireline telephone networks and automobile telematic systems. The Company also operates SourceSuite which provides interactive television programming applications and services, including its SourceGuide(TM) interactive program guide and its LocalSource(TM) interactive programming service. The Company categorizes these operations as its IT Network business and its Interactive TV business, respectively.

         On March 3, 2000, Source Media and Insight sold their respective interests in a prior joint venture to Liberate Technologies ("Liberate") in exchange for the issuance of 886,000 shares of common stock of Liberate and $4.4 million of cash to each of Source Media and Insight. Prior to the sale of that joint venture, cash equal to the value (as determined by an independent appraisal) of certain retained businesses, consisting of the interactive programming guide and related content business, was contributed by the joint venture to SourceSuite. SourceSuite used these funds to purchase the retained businesses from the prior joint venture, which were comprised of fixed assets with a net book value of approximately $200,000 and certain accrued liabilities, for $1.1 million.

         Effective January 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The cumulative effect of this change on prior years resulted in a charge of $1.2 million in 2000.

Financial Condition

         The Company has reported both an operating loss and a net loss each year since its inception, including an operating loss of $4.7 million and a net loss attributable to common stockholders of $17.4 million for the nine months ended September 30, 2001. Additionally, the Company did not make the interest payment on its 12% Senior Secured Notes ("Notes") of approximately $5.3 million due on May 1, 2001. As of May 31, 2001, the indenture trustee of the Notes declared that the Company was in default on the Notes and that the entire unpaid principal amount of the Notes and all accrued interest were due and payable immediately. In addition, the Company is obligated to pay interest on overdue principal and on overdue installments of interest at the rate of 2% per annum in excess of the 12% interest rate on the Notes.

         Following default on the Notes, the Company does not intend to use the proceeds from any sales of its Liberate shares without the consent of the holders of its Notes. In August 2001, the unofficial committee of the holders of the Notes and the Company agreed in principle that the Company would sell all of its 886,000 Liberate shares over the next few months. The Company is finalizing arrangements to place its Liberate shares, and the net proceeds of any sales thereof, except for $2 million, into a controlled account pledged in favor of the indenture trustee and established in the name of Source Media, Inc., subject to the lien of the indenture trustee. The Company will not have the ability to withdraw the Liberate shares, or any proceeds of sales thereof, from the controlled account. All shares and proceeds in the controlled account will be distributed automatically to the Note holders on December 31, 2001 unless the Note holders agree otherwise or judicial action is taken to suspend such distribution. The Company expects to withhold $2 million from the controlled account to fund operations through December 31, 2001 and for additional contributions to SourceSuite. During the third quarter, the Company sold 238,700 shares of the Liberate common stock yielding net proceeds of $3.1 million. The proceeds were placed into a segregated brokerage account, from which the Company has agreed not to make any withdrawals, until arrangements regarding the controlled account have been finalized. Excluding the proceeds in the segregated brokerage account and the remaining Liberate shares, the Company's primary source of liquidity as of September 30, 2001 was $1.6 million of cash.

         The Company and Insight have determined to commit additional aggregate contributions to SourceSuite of $1.6 million ($0.8 million each), to be advanced in increments through the balance of 2001. During the third quarter, $0.4 million ($0.2 million each) of the commitment amount was contributed to SourceSuite by the Company and Insight.

         In an effort to reduce costs, the Company began restructuring efforts in the fourth quarter of 2000, which include discontinuing FOB (front-of-book) advertising services, exiting low margin products and reducing the number of employees. The Company has continued to analyze its performance resulting in additional restructuring and cost cutting efforts. The workforce at the Company and its IT Network subsidiary was reduced from 147 employees at December 31, 2000 to 96 at September 30, 2001. Selling, general and administrative expense was reduced to $1.6 million for the quarter ended September 30, 2001 from $2.7 million for the same quarter in the prior year. The market for the Company's IT Network audio content is in its early stages and the success of IT Network is dependent upon its ability to build revenues in a timely manner. The Company has observed a significant downturn in IT Network's sales activity and cannot predict the duration of this downturn. The Company has engaged Evercore Partners L.P. as its financial advisor to help it evaluate strategic alternatives, including the potential for a merger, sale of assets, or restructuring of its balance sheet. The Company is cooperating with the holders of the Notes who have formed an unofficial committee as it works through this process. There can be no assurance that the Company's efforts will be successful.

         The foregoing factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Accordingly, the asset and liability carrying amounts do not represent realizable values in the event of liquidation.


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

         The reconciliation between the denominator of Basic and Diluted net income (loss) per common share is as follows:



                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                                 2000
                                                                          -----------------
Denominator for basic net income (loss) per share - weighted
  average shares .....................................................          16,648

Effect of dilutive securities:
  Employee stock options .............................................             141
  Warrants ...........................................................             564
                                                                                ------

Dilutive potential common shares .....................................             705
                                                                                ------

Denominator for diluted net income (loss) per share - ................              --
  weighted average shares ............................................          17,353
                                                                                ======


3.       SECURITIES AVAILABLE FOR SALE

         Investment in securities available for sale, which consists of the Company's investment in Liberate's common stock, is recorded at fair value. Unrealized gains and losses on the investment are included in other comprehensive loss. Declines in fair value deemed other than temporary are charged to earnings. During the third quarter of 2001, the Company sold 238,700 shares of its Liberate common stock for aggregate net proceeds of $3.1 million and recorded a realized loss of $114 thousand. The proceeds have been placed into a segregated brokerage account, from which the Company has agreed not to make any withdrawals, until arrangements regarding the controlled account have been finalized. See "Financial Condition" section of Note 1 for further discussion. At September 30, 2001, the closing price per share of the Liberate common stock had declined to $9.96 from $13.625 at December 31, 2000, resulting in an aggregate market value of the Company's Liberate shares of $6.4 million, as adjusted for interim sales. The decline in the market value of the Company's Liberate shares during 2001 has been reflected in other comprehensive loss. Management does not believe that the decline in the market value of its Liberate shares, as compared to December 31, 2000, is other than temporary.

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

         FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets were issued in July 2000 to be effective for all fiscal years beginning after December 15, 2001. FAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Under FAS 142, goodwill and indefinite lived intangibles are no longer amortized but are reviewed annually for impairment. Other intangible assets will continue to be amortized over their useful lives. The Company does not expect these new statements to have a material impact on financial results.

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

         On August 16, 1999, plaintiffs filed a related complaint against Ernst & Young LLP. The action against Ernst & Young was consolidated with the Source Media action on August 31, 1999. On November 19, 1999, Ernst & Young moved to dismiss plaintiffs' complaint and the Court granted that motion with leave to amend. Plaintiffs filed their First Amended Complaint against Ernst & Young on April 20, 2000. Ernst & Young moved to dismiss plaintiffs' First Amended Complaint, and on January 11, 2001 the Court issued an Order denying Ernst & Young's motion. In the January 11, 2001 Order, the Court required the parties to complete discovery related to the claims against Ernst & Young within 120 days. On March 26, 2001, the Court granted Ernst & Young's unopposed motion to extend that deadline by 60 days. By Order dated July 13, 2001, the Court granted plaintiffs' unopposed motion for an extension of the discovery deadline pertaining to claims against Ernst & Young through October 31, 2001. The Court also vacated all existing pre-trial and trial dates in the case with new dates to be set by future order of the Court. On July 20, 2001, defendants' excess insurance carrier, Reliance Insurance Company, requested that the Court enter a 60 day stay of the case in light of Reliance's deteriorated financial situation and an Order of Rehabilitation entered by the Pennsylvania Department of Insurance. Plaintiffs opposed Reliance's request by letter date July 24, 2001.

         There is currently no deadline for the completion of discovery related to claims against the Source Media defendants and no trial date has been set. Discovery related to the Ernst & Young claims is ongoing. The Company believes it is adequately insured against losses from this litigation and that this case is totally without merit. The Company has continued to have settlement discussions with the plaintiffs and intends to defend itself, and its officers and directors, vigorously.

         Other Commitments and Contingencies

         From time to time, the Company may consider asserting claims to protect its contractual, intellectual property and other rights and may become aware of claims threatened against it that may develop into litigation. The Company has not asserted any claims and is not aware of any threatened claim that, if determined adversely to it, would have a material and adverse effect on its business or financial condition. Further, from time to time, the Company is a party to routine litigation arising out of the ordinary course of business, none of which is expected to have a material and adverse effect on its business or financial condition.

         The Company has employment agreements with six executives that expire in 2002. The agreements generally provide that the Company will pay a base salary amount and grant stock options to the employees, which vest over a fixed period, typically four years. In the event of a termination without cause, the Company remains obligated to make certain payments as defined in the agreements. The Company has amended and restated the employment agreement of Phil Howort effectively making him the President and CEO of the Company's IT Network subsidiary.

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

         As of September 30, 2001, $88.5 million in face value of Notes were outstanding. At December 31, 2000, the aggregate fair market value of the outstanding Notes was approximately $17.7 million. The current market value is not readily attainable, however, it is believed to be substantially less than the value at December 31, 2000. The Company failed to make the approximately $5.3 million interest payment on the Notes due May 1, 2001. As a result of the Company's continued default on the Notes, on May 31, 2001, the indenture trustee of the Notes declared the entire unpaid principal amount of the Notes and all accrued interest due and payable immediately. Accordingly, the Company has classified the Notes as a current liability. See "Financial Condition" section of Note 1 for further discussion. In addition, the Company is obligated to pay interest on overdue principal and on overdue installments of interest at the rate of 2% per annum in excess of the 12% interest rate on the Notes.


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

         Dividends on the Preferred Stock are payable quarterly on each February 1, May 1, August 1 and November 1, commencing February 1, 1998, at an annual rate of 13 1/2% of the liquidation preference per share. At the Company's option, any dividend payment occurring on or prior to November 1, 2002, may be paid either in cash or by the issuance of additional shares of Preferred Stock with a liquidation preference equal to the amount of such dividends; thereafter, dividends will be paid in cash. Additional dividends will accumulate on the Preferred Stock at a rate per annum of 2% of the liquidation preference per share of the Preferred Stock payable quarterly in the event that a triggering event (as specified in the certificate of designations for the Preferred Stock and including a default on the Notes) occurs and is continuing.

         On February 1 and May 1, 2001 the quarterly dividends due on the Preferred Stock were paid through the issuance of additional Preferred Stock having a liquidation preference of $0.5 million each with terms identical to those of the Preferred Stock. The Company announced on July 17, 2001 that it would suspend payment of the quarterly dividend on its 13 1/2% Senior Payment-In-Kind Preferred Stock scheduled to be paid on August 1, 2001. As provided by the terms of the Preferred Stock, unpaid dividends will continue to accrue until paid. In addition, following the default on the Notes, additional dividends will accumulate on the Preferred Stock at a rate per annum of 2% of the liquidation preference per share of the Preferred Stock. As of September 30, 2001, the Company had a total arrearage with respect to dividends on the Preferred Stock in the amount of $495 thousand. In addition, as of that date, the estimated fair market value of the Preferred Stock was approximately $0.08 per share or approximately $47 thousand in the aggregate. The shares of Preferred Stock were valued at 1.2 times the closing market price of the common stock at September 30, 2001, as this value is reflective of past market values and no market quoted price was readily available for the Preferred Stock.


8.       EMPLOYEE STOCK PURCHASE PLAN

         During the third quarter of 2001, the Company announced the suspension of its Employee Stock Purchase Plan in connection with its ongoing restructuring efforts.


9.       MINORITY INTEREST

         On September 24, 1992, the Company's subsidiary, 997758, entered into an agreement with an individual to issue shares of 997758's nonvoting class Y shares in exchange for Class A Subordinate Voting Shares and Class B Multiple Voting Shares of ICTI owned by such individual. On May 20, 2001, the individual exercised her right to exchange the Class Y shares of 997758 for 206,376 shares of the common stock of Source Media, Inc.


10.      NOTE RECEIVABLE FROM STOCKHOLDER

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


11.      EQUITY IN SOURCESUITE JOINT VENTURE

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

         This transaction resulted in a gain for the Company of $75.0 million included in the nine months ended September 30, 2000. The gain was calculated based on the cash received and the closing price of Liberate common stock on March 3, 2000 (the closing date) of $98.6875 per share, net of the Company's adjusted book basis in the joint venture investment of $16.9 million. The Company had net operating loss carry forwards in excess of the tax effect of this gain and, consequently, reported no current or deferred income tax expense.

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


                                                             Nine Months Ended
                                                            September 30, 2000
                                                            ------------------
                                                              (in thousands)
          Total revenues                                        $ 14,312
          Operating loss                                          (5,455)
          Net loss attributable to common stockholders            (7,598)
          Net loss per common share                                (0.44)


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

         The Company has recorded its share of SourceSuite's results of operations using the equity method in the Consolidated Statement of Operations. Assets originally contributed to SourceSuite have been valued based on an independent appraisal of fair value and allocated to assets, liabilities and goodwill. The Company records amortization of the assets contributed to the joint venture on its historical basis.

         Summary financial data of SourceSuite is as follows (in thousands):



                                                                             December 31, 2000   September 30, 2001
                                                                             -----------------   ------------------
          ASSETS:
                   Current assets                                                 $  3,670          $    980
                   Software development costs                                          188               476
                   Property and equipment, net                                         600               516
                   Intangible assets, net                                              762               625
                                                                                  --------          --------
                                                                                  $  5,220          $  2,597
                                                                                  ========          ========

          LIABILITIES AND MEMBERS' EQUITY:
                   Current liabilities                                            $  1,204          $  1,828
                   Members' equity                                                   4,016               769
                                                                                  --------          --------
                                                                                  $  5,220          $ 2, 597
                                                                                  ========          ========



                                                            Period from
                          Three Months     Three Months   inception (March
                             ended            ended       3, 2000) through  Nine Months ended
                         Sept. 30, 2000   Sept. 30, 2001   Sept. 30, 2000   September 30, 2001
                         --------------   --------------  ----------------  ------------------
NET LOSS                    $(1,468)        $  (978)          $(4,351)          $(3,647)
                            =======         =======           =======           =======

12.      SEGMENT REPORTING

         In accordance with SFAS 131, the Company has identified two reportable operating segments, IT Network and Interactive TV, for disclosure purposes. These two segments are regularly reviewed by the Company's management for determination of the allocation of resources to these businesses. The Interactive TV business is operated through SourceSuite.

         The total expenses and assets by reportable operating segments are used in the Company's operations and do not include general corporate overhead and assets not allocated to the operating units. These assets and expenses have been separately disclosed for reconciliation purposes. All revenues of the Company relate to the IT Network segment only.



                                                           Three months ended September 30,      Nine months ended September 30,
                                                                2000              2001              2000             2001
                                                               -------           -------           -------           -------
                                                                    (In thousands)                      (In thousands)
          Operating loss:
                   IT Network                                  $  (691)          $   (96)          $(2,853)          $(1,051)
                   Interactive TV                                   --                --                --                --
                    Corporate                                     (619)           (1,261)           (2,602)           (3,624)
                                                               -------           -------           -------           -------
          Total operating loss                                 $(1,310)          $(1,357)          $(5,455)          $(4,675)
                                                               =======           =======           =======           =======

          Equity in losses of joint venture:
                   Interactive TV                              $  (734)          $  (488)          $(3,443)          $(1,823)
                                                               =======           =======           =======           =======


                                          December 31, 2000           September 30, 2001
                                          -----------------           ------------------
                                                          (In thousands)
          Identifiable assets:
                   IT Network                   $ 6,907                    $ 3,456
                   Interactive TV                    --                         --
                   Corporate                     22,141                     14,481
                                                -------                    -------
           Total identifiable assets            $29,048                    $17,937
                                                =======                    =======

          Investment in joint venture:
                   Interactive TV               $ 2,008                    $   389
                                                =======                    =======

           Total assets                         $31,056                    $18,326
                                                =======                    =======

13.      RESTRUCTURING EXPENSES

         In the fourth quarter 2000, as part of the Company's continuing evaluation of its product lines, the Company decided to discontinue its front-of-book ("FOB") advertising services. The Company intends to continue to honor commitments on contracts in books that already have been published, resulting in a wind-down period through March 2002. As a result of this decision, in the fourth quarter of 2000, the Company recognized a charge of $0.2 million for the write-down of production equipment held for sale, which was included in cost of sales, and $0.1 million for non-cancelable lease costs which were included in selling, general and administrative expenses. In the first quarter of 2001, the Company incurred employee severance costs for 66 employees of approximately $0.2 million relating to its continuing restructuring efforts. All severance costs have been fully paid. Additionally, as part of the Company's efforts to evaluate strategic alternatives, including a potential merger, sale of assets or restructuring of the Company's balance sheet, the Company has incurred legal and other professional fees of $0.8 million and $2.1 million for the three and nine month periods ended September 30, 2001, respectively. These costs, along with the cost of severance, are included in restructuring expense in the Consolidated Statement of Operations.


14.      FINANCIAL INFORMATION FOR RELATED ISSUERS AND GUARANTORS

         Source Media, Inc. and its wholly owned subsidiaries have operations organized as separate corporate subsidiaries. The Notes discussed in Note 6 represent debt securities that are fully and unconditionally guaranteed, jointly and severally by each of the Company's subsidiaries (the "Subsidiary Guarantors") other than Source Investments, Inc. ("Non-Guarantor Subsidiary"). However, the Liberate shares owned by Source Investments, Inc. have been pledged as collateral to secure payment of the Notes. The guarantees are senior obligations of the Subsidiary Guarantors and are secured by substantially all of the assets of the Subsidiary Guarantors. The following tables present the financial positions as of September 30, 2001 and December 31, 2000, as well as results of operations and cash flows for each of the three and nine month periods ended September 30, 2001 and 2000, combined into three categories: 1) the operations of Source Media, Inc., 2) Subsidiary Guarantors, and 3) Non-Guarantor Subsidiary:

                               SOURCE MEDIA, INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET

                               SEPTEMBER 30, 2001
                                 (IN THOUSANDS)



                                                                                                              NON-
                                                                     SOURCE            SUBSIDIARY          GUARANTOR
                      ASSETS                                       MEDIA, INC.         GUARANTORS          SUBSIDIARY
                                                                   ---------           ---------           ---------
Cash and cash equivalents ...............................          $      --           $   1,583           $       7
Restricted cash .........................................                 --                  --               3,138
Trade accounts receivable, less
  allowance for doubtful accounts .......................                 --                 708                  --
Related party receivables ...............................                 --               1,119                  --
Prepaid expenses and other current  assets ..............                 --                 584                  --
Investment in securities available for sale .............                 --                  --               6,447
                                                                   ---------           ---------           ---------
Total current assets ....................................                 --               3,994               9,592
Net property and equipment ..............................                 --                 861                  --
Net intangible assets ...................................                 --               1,257                  --
Investment in SourceSuite LLC ...........................                389                  --                  --
Investment in SMI Holdings ..............................           (191,798)            242,850                  --
Investment in Source Investments, Inc. ..................              9,585              77,863                  --
Other non-current assets ................................              2,233                  --                  --
Intercompany ............................................            193,699            (193,692)                 (7)
                                                                   ---------           ---------           ---------
Total assets ............................................          $  14,108           $ 133,126           $   9,585
                                                                   =========           =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Trade accounts payable ..................................          $      --           $   1,921           $      --
Accrued interest ........................................             10,792                  --                  --
Other accrued liabilities ...............................                 --               1,183                  --
Unearned income .........................................                 --               1,114                  --
Long-term debt in default ...............................             88,542                  --                  --
                                                                   ---------           ---------           ---------
Total current liabilities ...............................             99,334               4,218                  --
Minority interests in consolidated subsidiaries .........                 --                  --                  --
Note receivable and accrued interest
  from minority stockholder .............................                 --                  --                  --
Senior redeemable payment-in-kind
  (PIK) preferred stock .................................              9,090                  --                  --
Stockholders' equity (capital deficiency) ...............            (94,316)            128,908               9,585
                                                                   ---------           ---------           ---------
Total liabilities and stockholders'
equity (capital deficiency) .............................          $  14,108           $ 133,126           $   9,585
                                                                   =========           =========           =========




                 ASSETS                                              ELIMINATIONS     CONSOLIDATED
                                                                     ------------     -----------
Cash and cash equivalents ..................................          $      --           $   1,590
Restricted cash ............................................                 --               3,138
Trade accounts receivable, less
  allowance for doubtful accounts ..........................                 --                 708
Related party receivables ..................................                 --               1,119
Prepaid expenses and other current  assets .................                 --                 584
Investment in securities available for sale ................                 --               6,447
                                                                      ---------           ---------
Total current assets .......................................                 --              13,586
Net property and equipment .................................                 --                 861
Net intangible assets ......................................                 --               1,257
Investment in SourceSuite LLC ..............................                 --                 389
Investment in SMI Holdings .................................            (51,045)                 --
Investment in Source Investments, Inc. .....................            (87,448)                 --
Other non-current assets ...................................                 --               2,233
Intercompany ...............................................                 --                  --
                                                                      ---------           ---------
Total assets ...............................................          $(138,493)          $  18,326
                                                                      =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Trade accounts payable .....................................          $      --           $   1,921
Accrued interest ...........................................                 --              10,792
Other accrued liabilities ..................................                 --               1,183
Unearned income ............................................                 --               1,114
Long-term debt in default ..................................                 --              88,542
                                                                      ---------           ---------
Total current liabilities ..................................                 --             103,552
Minority interests in consolidated subsidiaries ............                 --                  --
Note receivable and accrued interest
  from minority stockholder ................................                 --                  --
Senior redeemable payment-in-kind
  (PIK) preferred stock ....................................                 --               9,090
Stockholders' equity (capital deficiency) ..................           (138,493)            (94,316)
                                                                      ---------           ---------
Total liabilities and stockholders'
equity (capital deficiency) ................................          $(138,493)          $  18,326
                                                                      =========           =========

                               SOURCE MEDIA, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                      THREE MONTHS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)




                                                                                        NON-
                                                    SOURCE         SUBSIDIARY         GUARANTOR
                                                  MEDIA, INC.      GUARANTORS         SUBSIDIARY      ELIMINATIONS    CONSOLIDATED
                                                  -----------      ----------         ----------      ------------    ------------
Revenues ....................................      $    --           $ 2,522           $    --           $    --          $ 2,522
Cost of sales ...............................           --             1,418                --                --            1,418
                                                   -------           -------           -------           -------          -------
Gross profit ................................           --             1,104                --                --            1,104

Selling, general and administrative
  expenses ..................................           --             1,604                --                --            1,604
Restructuring expense .......................          692                58                --                --              750
Amortization of intangible assets ...........           --               107                --                --              107
                                                   -------           -------           -------           -------          -------
                                                       692             1,769                --                --            2,461

Operating loss ..............................         (692)             (665)               --                --           (1,357)

Interest income (expense), net ..............       (3,895)               20                --                --           (3,875)
Other expense ...............................           --                --              (114)               --             (114)
Equity interest in losses of joint venture ..         (488)               --                --                --             (488)
Equity interest in losses of subsidiaries ...         (759)               --                --               759               --
                                                   -------           -------           -------           -------          -------
Net loss ....................................       (5,834)             (645)             (114)              759           (5,834)

Preferred stock (dividends)
difference on conversion of
preferred stock, net of dividend ............         (186)               --                --                --             (186)
                                                   -------           -------           -------           -------          -------

Net loss attributable to common
  stockholders ..............................      $(6,020)          $  (645)          $  (114)          $   759          $(6,020)
                                                   =======           =======           =======           =======          =======

                               SOURCE MEDIA, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)




                                                                                      NON
                                                   SOURCE         SUBSIDIARY       GUARANTOR
                                                 MEDIA, INC.      GUARANTORS       SUBSIDIARY     ELIMINATIONS     CONSOLIDATED
                                                 ------------     ----------       ---------      ------------     ------------
Revenues ......................................   $     --         $  9,395         $     --        $     --          $  9,395
Cost of sales .................................         --            5,537               --              --             5,537
                                                  --------         --------         --------        --------          --------
Gross profit ..................................         --            3,858               --              --             3,858

Selling, general and administrative
    expenses ..................................         --            5,943                2              --             5,945
Restructuring expense .........................      2,040              227               --              --             2,267
Amortization of intangible assets .............         --              321               --              --               321
                                                  --------         --------         --------        --------          --------
                                                     2,040            6,491                2              --             8,533

Operating loss ................................     (2,040)          (2,633)              (2)             --            (4,675)

Interest income (expense), net ................     (9,580)             147               --              --            (9,433)

Other expense .................................       (872)              --             (114)             --              (986)
Equity interest in losses of joint venture ....     (1,823)              --               --              --            (1,823)
Equity interest in losses of subsidiaries .....     (2,602)              --               --           2,602                --
                                                  --------         --------         --------        --------          --------
Net loss ......................................    (16,917)          (2,486)            (116)          2,602           (16,917)

Preferred stock (dividends) difference on
conversion of preferred stock, net of
dividend ......................................       (519)              --               --              --              (519)
                                                  --------         --------         --------        --------          --------

Net loss attributable to common
    stockholders ..............................   $(17,436)        $ (2,486)        $   (116)       $  2,602          $(17,436)
                                                  ========         ========         ========        ========          ========

                               SOURCE MEDIA, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)


                                                                                       NON-
                                                      SOURCE        SUBSIDIARY      GUARANTOR
                                                    MEDIA, INC.     GUARANTORS      SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                                   ------------     ----------      ----------     ------------   ------------
OPERATING ACTIVITIES
Net cash used in operating activities .........    $     (2,036)    $     (3,940)     $      (2)      $     --           (5,864)

INVESTING ACTIVITIES
    Capital expenditures ......................              --             (120)            --             --             (120)
    Redemption of short term
    investments ...............................              --               --          3,138             --            3,138
    Investment in SourceSuite .................            (200)              --             --             --             (200)
    Intercompany ..............................           2,236           (2,229)            (7)            --               --
                                                   ------------     ------------      ---------       --------     ------------
Net cash provided by (used in)
investing activities ..........................           2,036           (2,349)         3,245             --            2,818

FINANCING ACTIVITIES
Transfer of cash to restricted
brokerage account .............................              --               --          3,138             --           (3,138)

Net increase (decrease) in cash and
cash equivalents ..............................              --           (6,175)            (9)            --           (6,184)


Cash and cash equivalents at end of period ....              --            7,774             --             --            7,774
                                                   ------------     ------------      ---------       --------     ------------


Cash and cash equivalents at end of period ....    $         --     $      1,599      $      (9)      $     --     $      1,590
                                                   ============     ============      =========       ========     ============

                               SOURCE MEDIA, INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET

                                DECEMBER 31, 2000
                                 (IN THOUSANDS)


                                                                               NON-
                                                               SOURCE      SUBSIDIARY      GUARANTOR
           ASSETS                                            MEDIA, INC.   GUARANTORS      SUBSIDIARY    ELIMINATIONS  CONSOLIDATED
                                                             ----------    ----------      ----------    ------------  ------------
Cash and cash equivalents ..................................  $      --     $   7,771      $       3      $      --      $   7,774
Trade accounts receivable, less
  allowance for doubtful accounts ..........................         --         1,402             --             --          1,402
Related party receivables ..................................         --           390             --             --            390
Prepaid expenses and other current assets ..................         --         1,759             --             --          1,759
Investment in securities available for sale ................         --            --         12,072             --         12,072
                                                              ---------     ---------      ---------      ---------      ---------
Total current assets .......................................         --        11,322         12,075             --         23,397
Net property and equipment .................................         --         1,277             --             --          1,277
Net intangible assets ......................................         --         1,578             --             --          1,578
Investment in SourceSuite LLC ..............................      2,008            --             --             --          2,008
Investment in SMI Holdings .................................   (114,342)      165,387             --        (51,045)            --
Investment in Source Investments, Inc. .....................     12,075        75,373             --        (87,448)            --
Other non-current assets ...................................      2,796            --             --             --          2,796
Intercompany ...............................................    117,942      (117,942)            --             --             --
                                                              ---------     ---------      ---------      ---------      ---------
Total assets ...............................................  $  20,479     $ 136,995      $  12,075      $(138,493)     $  31,056
                                                              =========     =========      =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Trade accounts payable .....................................  $      --     $   1,315      $      --      $      --      $   1,315
Accrued interest ...........................................      1,771            --             --             --          1,771
Other accrued interest .....................................         --         2,020             --             --          2,020
Unearned income ............................................         --         4,267             --             --          4,267
                                                              ---------     ---------      ---------      ---------      ---------
Total current liabilities ..................................      1,771         7,602             --             --          9,373

Long-term debt .............................................     88,542            --             --             --         88,542
Minority interests in consolidated subsidiaries ............         --         3,840             --             --          3,840
Note receivable and accrued interest
from minority stockholder ..................................         --          (865)            --             --           (865)
Senior redeemable payment-in-kind
(PIK) preferred stock ......................................      8,571            --             --             --          8,571
Non-participating preferred stock ..........................         --            --             --             --             --
Stockholders' equity .......................................    (78,405)      126,418         12,075       (138,493)       (78,405)
                                                              ---------     ---------      ---------      ---------      ---------
Total liabilities and stockholders'
equity (capital deficiency) ................................  $  20,479     $ 136,995      $  12,075      $(138,493)     $  31,056
                                                              =========     =========      =========      =========      =========

                               SOURCE MEDIA, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)




                                                                   NON-
                                                  SOURCE        SUBSIDIARY     GUARANTOR
                                                MEDIA, INC.     GUARANTORS     SUBSIDIARY     ELIMINATIONS          CONSOLIDATED
                                               ------------    ------------    ------------   ------------          ------------
Revenues ..................................    $         --    $      4,766    $         --   $         --          $      4,766
Cost of sales .............................              --           2,815              --             --                 2,815
                                               ------------    ------------    ------------   ------------          ------------
Gross profit ..............................              --           1,951              --             --                 1,951

Selling, general and administrative
expenses ..................................              --           2,677              --             --                 2,677
Amortization of intangible assets .........              --             584              --             --                   584
                                               ------------    ------------    ------------   ------------          ------------
                                                         --           3,261              --             --                 3,261

Operating loss ............................              --          (1,310)             --             --                (1,310)

Interest (income) expense, net ............          (2,843)            169              --             --                (2,674)
Equity interest in losses of joint venture             (734)             --              --             --                  (734)
Equity interest in losses of subsidiaries .          (1,251)             --              --          1,251                    --
Other expense (income), net ...............              --            (110)             --             --                  (110)
                                               ------------    ------------    ------------   ------------          ------------
Net loss before extraordinary item ........          (4,828)         (1,251)             --          1,251                (4,828)
Extraordinary item-gain on
extinguishments of debt ...................           1,709              --              --             --                 1,709
                                               ------------    ------------    ------------   ------------          ------------
Net loss ..................................          (3,119)         (1,251)             --          1,251                (3,119)

Preferred stock (dividends)
difference on conversion of
preferred stock, net of dividend ..........           1,763              --              --             --                 1,763
                                               ------------    ------------    ------------   ------------          ------------

Net loss attributable to common
stockholders ..............................    $     (1,356)   $     (1,251)   $         --   $      1,251          $     (1,356)
                                               ============    ============    ============   ============          ============

                               SOURCE MEDIA, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)




                                                                                    NON-
                                                 SOURCE          SUBSIDIARY      GUARANTOR
                                               MEDIA, INC.       GUARANTORS      SUBSIDIARY       ELIMINATIONS     CONSOLIDATED
                                              ------------      ------------     ------------     ------------     ------------
Revenues .................................    $         --      $     14,312              $--     $         --     $     14,312
Cost of sales ............................              --             9,060               --               --            9,060
                                              ------------      ------------     ------------     ------------     ------------
Gross profit .............................              --             5,252               --               --            5,252

Selling, general and administrative
expenses .................................              --             8,955               --               --            8,955
Amortization of intangible assets ........              --             1,752               --               --            1,752
                                              ------------      ------------     ------------     ------------     ------------
                                                        --            10,707               --               --           10,707

Operating loss ...........................              --            (5,455)              --               --           (5,455)

Interest income (expense), net ...........          (8,926)              632               --               --           (8,294)
Equity interest in losses of joint venture          (3,443)               --               --               --           (3,443)
Equity interest in losses of subsidiaries           (6,196)               --               --            6,196               --
Gain on sale of interest in Joint Venture           74,977                --               --               --           74,977
Other expense (income), net ..............              --              (214)              --               --             (214)
                                                                ------------     ------------     ------------     ------------
Net loss before extraordinary item .......          56,412            (5,037)              --            6,196           57,571
Extraordinary item-gain on
extinguishments of debt ..................           4,239                --               --               --            4,239
Cumulative effect of change in accounting
principle ................................              --            (1,159)              --               --           (1,159)
                                              ------------      ------------     ------------     ------------     ------------
Net loss .................................          60,651            (6,196)              --            6,196           60,651

Preferred stock (dividends) difference
on conversion of preferred stock, net of
dividend .................................           5,643                --               --               --            5,643
                                              ------------      ------------     ------------     ------------     ------------
Net loss attributable to common
stockholders .............................    $     66,294      $     (6,196)    $         --     $      6,196     $     66,294
                                              ============      ============     ============     ============     ============

                               SOURCE MEDIA, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)




                                                                                         NON-
                                                      SOURCE         SUBSIDIARY       GUARANTOR
                                                    MEDIA, INC.      GUARANTORS       SUBSIDIARY       ELIMINATIONS   CONSOLIDATED
                                                    -----------      -----------      -----------      ------------   ------------
OPERATING ACTIVITIES
Net cash used in operating activities .........     $    (5,493)     $     1,676      $        --      $        --     $    (7,169)

INVESTING ACTIVITIES
    Capital expenditures ......................              --              (99)              --               --             (99)
    Redemption of short-term investments ......              --            2,500               --               --           2,500
    Redemption of restricted investments ......           5,997             (222)              --               --           5,775
    Proceeds from sale of joint venture .......           4,392               --                                --           4,392
    Investment in SourceSuite LLC .............          (4,392)              --               --               --          (4,392)
    Intercompany ..............................          (1,758)           1,758               --               --              --
                                                    -----------      -----------      -----------      -----------     -----------
Net cash provided by (used in)
investing activities ..........................           4,241            3,937               --               --           8,176

FINANCING ACTIVITIES
    Proceeds from issuance of common
      stock ...................................           1,254               --               --               --           1,254
                                                    -----------      -----------      -----------      -----------     -----------
Net cash provided by financing activities......           1,254            4,844               --               --           1,254

Net increase (decrease) in cash and
cash equivalents ..............................              --            2,261               --               --           2,261
Cash and cash equivalents at
beginning of period ...........................              --           10,910               --               --          10,910
                                                    -----------      -----------      -----------      -----------     -----------

Cash and cash equivalents at end of period ....     $        --      $    13,171      $        --      $        --     $    13,171
                                                    ===========      ===========      ===========      ===========     ===========


15.      SUBSEQUENT EVENTS


         The Company failed to make the semi-annual interest payment due on its Notes on November 1, 2001. As of that date, overdue interest amounted to approximately $11.9 million. The Company continues to be in default on its Notes described in Note 6.


         Since September 30, 2001, the Company has sold 359,100 additional shares of Liberate stock at a realized loss of approximately $1.0 million. On November 7, 2001, the Company finalized its arrangements with the Note holders to place its remaining Liberate shares, and the net proceeds from any sales thereof, except for $2 million, into a controlled account pledged in favor of the indenture trustee and established in the name of Source Media, Inc., subject to the lien of the indenture trustee. See Footnote 1 above. Accordingly, we transferred into the controlled account approximately $5.1 million in cash proceeds from the sale of our Liberate shares and our remaining 288,200 Liberate shares held which had an aggregate market value of approximately $2.3 million, based on the November 7, 2001 closing price per share as quoted on Nasdaq. We do not have the ability to withdraw any shares or proceeds from the controlled account.

                                 SOURCESUITE LLC
                                 BALANCE SHEETS
                                   (unaudited)


                                                             DECEMBER 31,      SEPTEMBER 30,
                                                                2000              2001
                                                             ------------      -------------
                                                                (dollars in thousands)
ASSETS

Current Assets:
    Cash and cash equivalents ......................          $  3,252           $    164
    Related party receivables ......................               124                523
    Prepaid expenses and other current assets ......               294                293
                                                              --------           --------
         Total current assets ......................             3,670                980

Software development costs .........................               188                476

Property and equipment:
    Computer equipment .............................               825                883
    Accumulated depreciation .......................               225                367
                                                              --------           --------
Net property and equipment .........................               600                516

Intangible assets:
    Goodwill .......................................               915                915
    Accumulated amortization .......................               153                290
                                                              --------           --------
Net intangible assets ..............................               762                625
                                                              --------           --------

         Total assets ..............................          $  5,220           $  2,597
                                                              ========           ========

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:
    Accounts payable ...............................          $    199           $    108
    Accrued liabilities ............................               615                554
    Payable to Source Media, Inc. ..................               390              1,166
                                                              --------           --------
         Total current liabilities .................             1,204              1,828

Members' equity:
    Contributed capital, 1,000,000 units authorized,
      issued and outstanding .......................             9,967             10,367
    Accumulated deficit ............................            (5,951)            (9,598)
                                                              --------           --------
         Total members' equity .....................             4,016                769
                                                              --------           --------
         Total liabilities and members' equity .....          $  5,220           $  2,597
                                                              ========           ========


                 See accompanying Notes to Financial Statements

                                 SOURCESUITE LLC
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                           PERIOD FROM INCEPTION
                                                  THREE MONTHS ENDED   THREE MONTHS ENDED   (MARCH 3, 2000) TO   NINE MONTHS ENDED
                                                  SEPTEMBER 30, 2000   SEPTEMBER 30, 2001   SEPTEMBER 30, 2000   SEPTEMBER 30, 2001
                                                  ------------------   ------------------  --------------------- ------------------
                                                               (in thousands)                            (in thousands)
Revenues .......................................  $    24                $   330                $    24           $   855

Cost of sales ..................................      628                    407                  1,027             1,556
                                                  -------                -------                -------           -------

                                                     (604)                   (77)                (1,003)             (701)

Selling, general and administrative expenses ...      968                    904                  3,593             3,000
                                                  -------                -------                -------           -------

Operating loss .................................   (1,572)                  (981)                (4,596)           (3,701)

Interest income ................................      104                      3                    245                54
                                                  -------                -------                -------           -------

         Net loss ..............................  $(1,468)               $  (978)               $(4,351)          $(3,647)
                                                  =======                =======                =======           =======



                 See accompanying Notes to Financial Statements

                                 SOURCESUITE LLC
                          STATEMENT OF MEMBERS' EQUITY
                                   (UNAUDITED)


                                                MEMBERSHIP UNITS    MEMBER'S EQUITY
                                                ----------------    ---------------
                                                      (dollars in thousands)
BALANCE AT DECEMBER 31, 2000 ............          1,000,000          $   4,016

Net loss ................................                 --             (3,647)

Capital contribution from members .......                 --                400
                                                   ---------          ---------
BALANCE AT SEPTEMBER 30, 2001 ...........          1,000,000          $     769
                                                   =========          =========


                 See accompanying Notes to Financial Statements

                                 SOURCESUITE LLC
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                             PERIOD
                                                         FROM INCEPTION
                                                         (MARCH 3, 2000)       NINE MONTHS
                                                             THROUGH              ENDED
                                                         SEPT. 30, 2000       SEPT. 30, 2001
                                                         --------------       --------------
                                                                   (in thousands)
OPERATING ACTIVITIES

Net loss .........................................          $(4,351)          $(3,647)
Adjustments to reconcile net loss to net
cash used in operating activities:
    Depreciation .................................               27               142
    Amortization of intangible assets ............              106               137

Changes in operating assets and liabilities:
    Related party receivable .....................              599              (399)
    Prepaid expenses and other current assets ....             (315)               (1)
    Trade accounts payable and accrued liabilities               84               (94)
    Related party payable ........................              (66)              720
                                                            -------           -------

Net cash used in operating activities ............           (3,913)           (3,142)

INVESTING ACTIVITIES
  Software development ...........................               --              (288)
  Additions to property and equipment ............              (48)              (58)
                                                            -------           -------

Net cash used in investing activities ............              (48)             (346)


FINANCING ACTIVITIES

  Capital contribution from members
                                                                 --               400
                                                            -------           -------


Net decrease in cash and cash equivalents ........           (3,961)           (3,088)
Cash and cash equivalents at beginning of period .            8,832             3,252
                                                            -------           -------

Cash and cash equivalents at end of period .......          $ 4,871           $   164
                                                            =======           =======


                 See accompanying Notes to Financial Statements

                                 SOURCESUITE LLC

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



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

         On November 17, 1999 Source Media contributed specific assets related to its VirtualModem(TM)" products and businesses, and Insight contributed $13 million in cash to a joint venture, each in exchange for a 50% interest in that joint venture. VirtualModem software is a "middleware" platform, or the software that permits a subscriber to interact with advertisements, programming and other services through a cable set-top box. On March 3, 2000, Source Media and Insight sold their interests in the joint venture to Liberate Technologies ("Liberate"). Liberate issued to each of Source Media and Insight 886,000 shares of Liberate common stock and $4.4 million of cash. This cash was contributed by Source Media and Insight to SourceSuite, which was formed prior to the completion of the transaction with Liberate. SourceSuite purchased from the joint venture the net assets and properties not related to the VirtualModem software and businesses, which were valued at $1.1 million. Accordingly, Liberate acquired all patents and technology underlying the VirtualModem software and business. Liberate granted the Company an exclusive perpetual license to use the patents and technology in connection with SourceGuide(TM). As a result, SourceSuite became a provider of applications and services other than middleware.

         Upon completion of the transactions on March 3, 2000, the net assets of SourceSuite consisted of $8.8 million in cash and $1.1 million in purchased net assets from the joint venture, allocated as follows (in thousands):



          Related party receivable .................          $ 1,081
          Prepaid expenses and other current assets                47
          Property and equipment ...................              189
          Goodwill .................................              915
          Accrued liabilities ......................             (558)
          Related party payable ....................             (539)
                                                              -------
              Net assets acquired ..................          $ 1,135
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

         Since inception on March 3, 2000, SourceSuite has incurred a net loss of $9.6 million and its operating activities have used approximately $7.9 million in cash. SourceSuite is expected to continue to incur operating losses at least through 2001. SourceSuite's ability to continue operations through and beyond 2001 is dependent upon the availability of sufficient cash to meet its working capital, development, and other operational needs. As of September 30, 2001, SourceSuite's primary source of liquidity is its cash and cash equivalents of approximately $164 thousand; however, SourceSuite's remaining cash requirements for fiscal 2001 are expected to significantly exceed that amount. As a result, SourceSuite will be dependent upon capital contributions from Source Media and Insight to continue its operations.

         Source Media did not make the interest payment on its 12% Senior Secured Notes of approximately $5.3 million due on May 1, 2001. As of May 31, 2001, the indenture trustee of the Notes declared that the Company was in default of the Notes and the entire unpaid principal amount of the Notes and all accrued interest were due and payable immediately.

         In August 2001, the unofficial committee of the holders of Source Media's Senior Secured Notes and Source Media agreed in principle that Source Media would sell all of its 886,000 Liberate shares over the next few months. Source Media is finalizing arrangements to place its Liberate shares, and the net proceeds of any sales thereof, except for $2 million, into a controlled account pledged in favor of the indenture trustee and established in the name of Source Media, Inc., subject to the lien of the indenture trustee. Source Media will not have the ability to withdraw the Liberate shares, or any proceeds of sales thereof, from the controlled account. All shares and proceeds in the controlled account will be distributed automatically to the Note holders on December 31, 2001 unless the Note holders agree otherwise or judicial action is taken to suspend such distribution. Source Media expects to withhold $2 million from the controlled account to fund its operations and for investment in SourceSuite.

         In evaluating the funding requirements of SourceSuite, the Management Committee may explore the availability of outside debt or equity financing. If such financing is not available on appropriate terms, the Management Committee is likely to inform the Members of a need for additional capital contributions to fund operations (each a "Capital Call"). In the event of a Capital Call, Source Media and Insight are required to share in the additional contribution according to their respective ownership interests in SourceSuite. Source Media and Insight have agreed in principle to commit additional aggregate financing to SourceSuite of $1.6 million ($800 thousand each), to be advanced in increments through December 31, 2001. During the third quarter, additional capital of $400 thousand ($200 thousand each) of this commitment amount was contributed to SourceSuite by Source Media and Insight. In October 2001, another $400 thousand ($200 thousand each) capital contribution was made by both Source Media and

Insight. In addition, a significant portion of SourceSuite's projected revenues for fiscal 2001 will be derived from its service relationship with Insight.

         Source Media anticipates continuing losses, has a capital deficiency, and is currently in default on $88.5 million of long-term debt outstanding. These issues create substantial doubt as to the ability of Source Media to continue as a going concern. The dependence of SourceSuite upon capital contributions from Source Media, combined with SourceSuite's anticipated losses, creates substantial doubt about the ability of SourceSuite to continue as a going concern. The financial statements for SourceSuite do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of the uncertainty. Accordingly, the asset and liability carrying amounts do not purport to represent realizable values in the event of liquidation.


2.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.


3.       NEW ACCOUNTING PRONOUNCEMENTS

         FAS 141, Business Combinations and FAS 142, Goodwill and Other Intangible Assets were issued in July 2001 to be effective for all fiscal years beginning after December 15, 2001. FAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Under FAS 142 goodwill and indefinite lived intangibles are no longer amortized but are reviewed periodically for impairment. The Company will continue to amortize goodwill through the end of the year. Goodwill remaining at January 1, 2002 will no longer be amortized but will be evaluated annually for impairment.


4.       RESTRICTION ON MEMBER EQUITY DISTRIBUTIONS

         Under SourceSuite's joint venture agreement, unless determined by the Management Committee of SourceSuite, there will be no distribution of equity to Members during the first two years of operation.

5.       RELATED PARTY TRANSACTIONS

         As part of the joint venture agreement between Source Media and Insight, Source Media manages the day-to-day operations of SourceSuite in accordance with SourceSuite's operating plan and a management agreement between Source Media and SourceSuite. As part of this arrangement, SourceSuite pays Source Media a management fee equal to 5% of gross operating revenues, as defined in the management agreement, on an annual basis. SourceSuite reimburses Source Media for the direct costs of the Interactive TV business and certain overhead costs. SourceSuite also purchases content for its LocalSource product from Source Media's IT Network division. These costs have been included in the payable to related parties and are reimbursed to Source Media on a periodic basis. Additionally, SourceSuite purchases certain hardware on behalf of Insight. These amounts are billed to Insight and included in related party receivables.

         SourceSuite provides Interactive TV applications and services to Insight pursuant to a letter of intent. Approximately 73% and 74% of SourceSuite's revenues for the three and nine months ended September 30, 2001, respectively, have been derived from its service relationship with Insight.


6.       COMMITMENTS AND CONTINGENCIES

         From time to time, SourceSuite may consider asserting claims to protect its contractual, intellectual property and other rights and may become aware of claims threatened against it that may develop into litigation. SourceSuite has not asserted any claims and is not aware of any threatened claim that, if determined adversely to it, would have a material and adverse effect on its business or financial condition. Further, from time to time, SourceSuite is a party to routine litigation arising out of the ordinary course of business, none of which is expected to have a material and adverse effect on its business or financial condition.


7.       SUBSEQUENT EVENTS

         During October 2001, additional capital of $400 thousand ($200 thousand each) was contributed to SourceSuite by Source Media and Insight.

         On November 7, 2001, Source Media finalized its arrangements with its Note holders to place its Liberate shares and the net proceeds from any sales thereof, except for $2 million, into a controlled account, as described further in Footnote 1.

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

         Among the factors that could cause actual results to differ materially from our expectations are the impact of the September 11, 2001 terrorist attack in New York, our high degree of leverage and our ability to service debt, the need for additional financing, that we may not have sufficient collateral to repay our indebtedness in full, that we need to sell some of our assets or take other steps to recapitalize or reorganize our business and assets, our inability to utilize the proceeds of the sale of our Liberate shares without the approval of the holders of our Notes, our auditors have informed us that they believe there is substantial doubt about our ability to continue as a going concern, the need to litigate to protect our contractual and intellectual property rights from third-parties seeking to exploit our impaired financial condition, the potential for a change of control that would require us to purchase our Notes and Preferred Stock, historical and projected losses, access to channels on cable television systems and uncertainty of subscriber acceptance, the uncertainty of a market for interactive television, a loss of our largest customer of our Interactive TV applications and service, the availability of programming, the further technical development needed to improve the economics of deploying interactive television to multiple cable systems, a delay in the roll-out of digital set-top boxes, competition within the industry, rapid technological advances that could render our products obsolete or non-competitive, the potential that we may be subject to third party intellectual property claims, anti-takeover effects of our shareholder rights plan, stock volatility, the potential for significant dilution or elimination of shareholder interests if the Company merges, sells assets, raises new capital or restructures its balance sheet, our ability to attract and retain key management personnel, government regulation and other risk factors discussed from time to time in our Annual Report on Form 10-K and other Securities and Exchange Commission filings.

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

         In the fourth quarter 2000 and the first quarter 2001, we made significant decisions regarding the focus of our business in an effort to generate revenue opportunities. As a result, we have undertaken steps to focus on content opportunities rather than technology, to improve our distribution alliances and to position ourselves for future growth as revenue opportunities in the interactive television industry emerge. We are in the process of exiting low-margin business activities. In this regard, we have exited our front-of-book ("FOB") yellow page advertising services. These services generated monetary revenue of approximately $2.0 million and $6.0 million for the three and nine months ended September 30, 2000 and $0.9 million and $4.0 million for the three and nine months ended September 30, 2001. We intend to continue to honor FOB product commitments during a wind-down period through March 2002. Cost savings resulting from the discontinuance of the FOB product line will not be fully realized until 2002. As part of our continuing evaluation of the business throughout 2001, we have reduced the size of our work force at the Company and its IT Network subsidiary from 147 employees at December 31, 2000 to 96 at September 30, 2001 to contain expenses and have taken other measures to reduce costs such as renegotiating, extending payment terms under, or suspending payment on supplier contracts. These efforts have reduced selling, general and administrative expense to $1.6 million for the quarter ended September 30, 2001 from $2.7 million for the same period in 2000. We incurred legal and professional fees of approximately $2.1 million and employee severance costs of approximately $0.2 million for the nine months ended September 30, 2001 relating to our restructuring efforts. A summary of selected financial data follows:




                                          THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                               2000                2001                2000                2001
                                          -----------            --------            --------            ----------
                                                   (IN THOUSANDS)                           (IN THOUSANDS)
          Total revenues                     $  4,766            $  2,522            $ 14,312            $  9,395
          Total cost of sales                   2,815               1,418               9,060               5,537
                                             --------            --------            --------            --------
          Gross profit                          1,951               1,104               5,252               3,858

          Gross margin %                           41%                 44%                 37%                 41%

          Total operating loss*              $ (1,310)           $   (607)           $ (5,455)           $ (2,408)
          Operating margin %                      (27%)               (24%)               (38%)               (26%)


         * Excluding restructuring expenses of $0.8 million and $2.3 million for the three and nine months ended September 30, 2001.

         We did not make our interest payment of $5.3 million due on May 1, 2001, triggering a default on our Notes. As a result of our continued default on the Notes, the indenture trustee of the Notes declared the entire unpaid principal amount of the Notes in the amount of $88.5 million due and payable immediately. Accordingly, the entire face amount of our outstanding Notes has become a current liability. In addition, the Company is obligated to pay interest on overdue principal and on overdue installments of interest at the rate of 2% per annum in excess of the 12% interest rates on the Notes. The Company has failed to make the interest payment due on its Notes on November 1, 2001 and continues to be in default on the Notes. As of that date, total overdue interest, including penalty amounts, was approximately $11.9 million.

         The Company has engaged Evercore Partners L.P. as its financial advisor to help it evaluate strategic alternatives, including the potential for a merger, sale of assets or restructuring of its balance sheet. The Company is cooperating with the holders of the Notes who have formed an unofficial committee as it works through this process. The Company, with the assistance of its financial advisor, continues to solicit potential financial and strategic partners and to enter into discussions regarding potential financing and other strategic transactions. As of the date hereof, the Company has not obtained any commitment for any such transactions. There can be no assurance that the Company will be able to obtain an agreement with respect to any financing or strategic transaction on terms acceptable to it, or at all. The foregoing factors raise substantial doubt about our ability to continue as a going concern.

         As a result of these activities, and for the reasons set forth under the caption "Forward Looking Information and Risk Factors," we do not believe our historical financial results of operations are necessarily indicative of future operating results.


THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         Monetary revenues decreased 45% to $2.5 million for the three months ended September 30, 2001 from $4.6 million for the same period in 2000. The decrease was primarily driven by $1.8 million of decreased advertising sales, advertising services and systems management sales primarily due to our exiting the FOB advertising and internet advertising businesses and $0.4 million of decreased information services revenue, offset by an increase of $0.2 million in revenue from new content product sales over the same period in the prior year.

         Monetary cost of sales decreased 47% to $1.4 million for the three months ended September 30, 2001 from $2.6 million for the same period in 2000, primarily due to $0.8 million of reduced product costs due to discontinued products and decreased sales, and $0.5 million of other operational savings.

         Nonmonetary revenues and nonmonetary cost of sales decreased 92% to $15 thousand for the three months ended September 30, 2001. Nonmonetary sales accounted for 4% of revenues for the three months ended September 30, 2000 compared to a negligible percentage of revenues for the same period in 2001. This decrease is primarily due to the Company's decision to exit the FOB advertising business.

         Selling, general and administrative expenses decreased 40% to $1.6 million for the three months ended September 30, 2001 from $2.7 million for the same period in 2000. The decrease is primarily due to operational savings of $0.9 million and decreases in non-cash stock compensation expense of $0.2 million.

         Restructuring expense of $0.8 million during the three months ended September 30, 2001 includes legal and professional fees associated with evaluating the Company's strategic alternatives.

         Amortization of intangible assets decreased 82% to $0.1 million from $0.6 million for the three months ended September 30, 2001 primarily due to a $5.6 million write-down of goodwill and contract rights in the fourth quarter of 2000.

         Equity interest in losses of joint venture includes our share of the results of operations of SourceSuite recorded using the equity method. The decrease in the equity loss is attributable to increased revenues and decreased legal, severance and other operational expenses in SourceSuite for the three months ended September 30, 2001 as compared to the same period of 2000. SourceSuite began generating revenues in the third quarter of 2000.

         Interest expense increased 37% to $3.9 million for the three months ended September 30, 2001 from $2.8 million for the same period of 2000. This increase is due to the Company's obligation to pay penalty interest of 2% per annum (in excess of the 12% interest rates on the Notes) on overdue principle and overdue installments of interest. This expense is associated with a debt financing completed by the Company in October 1997 and described in detail in the Notes to Consolidated Financial Statements.

         Interest income decreased 88% to $20 thousand for the three months ended September 30, 2001 from $0.2 million for the same period in 2000 due to decreased cash balances.

         Preferred Stock dividend expense of $0.2 million and benefit of $1.8 million for the three months ended September 30, 2001 and 2000, relate to the Preferred Stock financing completed by the Company in October 1997 and described in the Notes to Consolidated Financial

Statements. The 2000 amount includes a benefit of $2.1 million realized on the issuance of common stock in exchange for Preferred Stock, based on the excess of the carrying amount of the Preferred Stock over the fair value of the Company's common stock. The benefit is partially offset by dividend expense of $0.3 million. Dividends are recorded at the fair market value of the shares. Dividend expense also includes expense associated with the accretion of Preferred Stock to its liquidation value of $25 per share. The decrease in expense is primarily attributable to the exchange in the second and third quarters of 2000 of Preferred Stock for common stock and a lower fair value for Preferred Stock, during the three months ended September 30, 2001.


NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         Monetary revenues decreased 32% to $9.3 million for the nine months ended September 30, 2001 from $13.7 million for the same period of 2000. This decrease is primarily due to decreases of $3.9 million in advertising sales, advertising services and systems management sales primarily due to our exiting the FOB advertising and internet advertising business and decreased revenue of $1.1 million in information services offset by an increase of $0.6 million in revenue from new content product sales over the same period in 2000.

         Monetary cost of sales decreased 36% to $5.4 million for nine months ended September 30, 2001 from $8.4 million for the same period in 2000 primarily due to $1.8 million of reduced product cost due to discontinued products and decreased sales and other operational savings of $1.2 million primarily from the discontinuance of our FOB advertising sales business.

         Nonmonetary revenues and nonmonetary cost of sales decreased 80% to $0.1 million for the nine months ended September 30, 2001 from $0.6 million for the same period of 2000. Nonmonetary sales accounted for 1% of revenues for the nine months ended September 30, 2001 compared to 4% of revenues for the same period in 2000. This decrease is primarily due to the Company's decision to exit the FOB business.

         Selling, general and administrative expenses decreased 34% to $5.9 million for the nine months ended September 30, 2001 from $8.9 million for the same period in 2000. The decrease is primarily due to a decrease in non-cash stock compensation expense of $1.0 million and $2.0 million in cost reductions in other administrative expenses.

         Restructuring expense of $2.3 million for the nine months ended September 30, 2001 includes $2.1 million of legal and professional fees associated with the evaluation by the Company of its strategic alternatives, along with $0.2 million in severance costs connected to these efforts.

         Amortization of intangible assets decreased 82% to $0.3 million for the nine months ended September 30, 2001 from $1.8 million for the same period in 2000 primarily due to a $5.6 write-down of goodwill and contract rights in the fourth quarter of 2000.

         Gain on sale of interest in joint venture during the nine months ended September 30, 2000 was comprised of $75.0 million of gain recorded upon the sale of our interest in the prior joint venture with Insight to Liberate in exchange for 886,000 shares of common stock in Liberate and $4.4 million of cash.

         Equity interest in losses of joint ventures includes our share of the results of operations of SourceSuite for the nine months ended September 30, 2001 compared with the period from inception through September 30, 2000, recorded using the equity method. The decreases in the equity loss is attributable to a smaller net loss in SourceSuite for the nine months ended September 30, 2001. This is primarily attributable to increased revenues and decreased legal, severance and other operational expenses in SourceSuite as compared to the prior period. SourceSuite began generating revenues in the third quarter of 2000.

         Interest expense increased 7% to $9.6 million for the nine months ended September 30, 2001 from $8.9 million in 2000. This increase is primarily due to the Company being obligated to pay penalty interest on overdue principal and overdue interest installments of 2% per annum (in excess of the 12% interest rates on the Notes). This increase is partially offset by a decrease due to the exchange of approximately $7.75 million of our Senior Secured notes for common stock in the second and third quarters of 2000.

         Interest income decreased 77% to $0.1 million for the nine months ended September 30, 2001 from $0.6 million in the prior year due to lower investment and cash balances.

         Preferred Stock dividends expense of $0.5 million in 2001 and benefit of $5.6 million in 2000 relate to the Preferred Stock financing completed by the Company in October 1997 and described in the Notes to Consolidated Financial Statements. The 2000 amount reflects a benefit of $6.8 million realized on the issuance of common stock in exchange for Preferred Stock, based on the excess of the carrying amount of the Preferred Stock over the fair value of the Company's common stock. This benefit is partially offset by dividend expense of $1.2 million for the nine months ended September 30, 2000 as compared to dividend expense of $0.5 million for the nine months ended September 30, 2001. Dividends are recorded at the fair market value of the preferred shares issued. Dividend expense also includes expense associated with the accretion of Preferred Stock to its liquidation value of $25 per share.


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001, our primary source of liquidity was $1.6 million of cash. We also had $3.1 million of restricted cash. Pursuant to arrangements with the holders of our Notes described below, only $2 million of our restricted cash will be available to fund our operations. On November 7, 2001, we transferred into a controlled account described below approximately $5.1 million in cash proceeds from the sale of Liberate shares and our remaining 288,200 Liberate shares held which had an aggregate market value of approximately $2.3 million, based on the closing price per share as quoted on Nasdaq. We do not have the ability to withdraw any shares or proceeds from the controlled account and we have no access to any other sources of liquidity, including debt and equity financing facilities.

         We continue to experience substantial operating losses and net losses as a result of our efforts to develop, deploy and support our IT Network business and to develop, conduct trials and commercially launch our Interactive TV business. We have reported both an operating loss and a net loss each year since our inception, including an operating loss of $4.7 million and a net loss attributable to common stockholders of $17.4 million for the nine months ended September 30, 2001. As of September 30, 2001, we had an accumulated deficit of $230.1 million. In addition, we will be required to make additional capital contributions to SourceSuite to continue its operations.

         We did not make our interest payment of $5.3 million due on May 1, 2001, triggering a default on our Notes. As a result of our continued default on the Notes, the indenture trustee of the Notes declared the entire unpaid principal amount of the Notes in the amount of $88.5 million due and payable immediately. Accordingly, the entire face amount of our outstanding Notes has become a current liability. In addition, the Company is obligated to pay interest on overdue principal and on overdue installments of interest at the rate of 2% per annum in excess of the 12% interest rate on the Notes. The Company has failed to make the interest payment due on its Notes on November 1, 2001 and continues to be in default on the Notes. As of that date, total overdue interest, including penalty amounts, was approximately $11.9 million.

         In August 2001, the unofficial committee of the holders of the Notes and the Company agreed in principle that the Company would sell all of its 886,000 Liberate shares over the next few months. On November 7, 2001, we finalized arrangements to place the remaining Liberate shares, and the net proceeds of any sales thereof, except for $2 million, into a controlled account pledged in favor of the indenture trustee and established in the name of Source Media, Inc., subject to the lien of the indenture trustee. We will not have the ability to withdraw the Liberate shares, or any proceeds of sales thereof, from the controlled account. All shares and proceeds in the controlled account will be distributed automatically to the Note holders on December 31, 2001 unless the Note holders agree otherwise or unless judicial action is taken to suspend such distribution.

         During the third quarter, we sold 238,700 Liberate shares yielding net proceeds of $3.1 million. The proceeds have been placed into the controlled account. Excluding these proceeds and the remaining Liberate shares, our primary source of liquidity as of September 30, 2001 was $1.6 million of cash. We and Insight have determined to commit additional aggregate financing to SourceSuite of $1.6 million ($0.8 million each), to be advanced in increments through the balance of 2001. During the third quarter, $0.4 million (0.2 million each) of the commitment amount was contributed to SourceSuite by us and Insight.

         If we are unable to successfully restructure our balance sheet prior to December 31, 2001, it may be very difficult for us to obtain sufficient additional funding to continue our operations. In particular, in such event, we would have to reach an agreement with our Note holders to obtain additional funds from the controlled account which otherwise will be distributed automatically to the Note holders on December 31, 2001. We cannot assure you that the holders of our Notes will agree to release any controlled funds or take any other steps with a view toward continuing our operations.

         We have engaged Evercore Partners L.P. as financial advisors to help us evaluate strategic alternatives, including possible merger, sale of assets and restructuring our balance sheet. We are cooperating with the holders of the Notes who have formed an informal committee as we work through this process. With the assistance of our financial advisor, we continue to solicit potential financial and strategic transactions. As of the date hereof, we have not reached a binding commitment with respect to any such transaction. There can be no assurance that we will be able to obtain an agreement with respect to a financing or strategic transaction on terms acceptable to us, or at all.

         If we merge, sell a significant portion of our assets, raise additional funds through the issuance of equity or convertible debt securities, or reach an agreement to restructure our balance sheet with the holder of our Notes, the percentage ownership of our existing stockholders will be reduced significantly or eliminated. In order to consummate a merger, sale or financing transaction or to restructure our balance sheet we must satisfy our obligations to the holders of our Notes in a manner agreeable to them. The holders of our Notes, as our senior creditors, have significant influence in our restructuring process and may seek to use this leverage to obtain a significant ownership interest in the Company. There can be no assurances that we shall be successful in these efforts or reach an agreement on any plan of restructuring with the holders of our Notes or that we will be able to restructure our balance sheet on terms acceptable to us, or at all. If we fail to reach an agreement on a plan of restructuring with the holders of our Notes, it is likely that the Company will have to initiate proceedings seeking protection from its creditors.

         The foregoing factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Accordingly, the asset and liability carrying amounts do not represent realizable values in the event of liquidation.


EFFECT OF INFLATION

         We believe that the effect of inflation has not been material during the nine-month periods ended September 30, 2000 and 2001, respectively.


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are exposed to changes in interest rates related primarily to our Notes and Preferred Stock. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At September 30, 2001, we had Notes outstanding having an aggregate principal amount of $88.5 million, due November 1, 2004, which bear interest at a fixed rate of 12% (exclusive of penalty interest of 2% per annum). The fair value of the Notes at September 30, 2001 is not readily determinable, however, is believed to be substantially less than the fair market value of $17.7 million at December 31, 2000. The Company failed to make the approximately $5.3 million semi-annual interest payment on the Notes due May 1, 2001. As a result of our continued default on the Notes, on May 31, 2001, the indenture trustee of the Notes declared the entire unpaid principal amount of the Notes and all accrued interest due and payable immediately. See "Financial Condition" section of Note 1 to our financial statements for further discussion. The Company is obligated to pay interest on overdue principal and on overdue installments of interest at the rate of 2% per annum in excess of the 12% interest rate on the Notes. In addition, the Company failed to make the semi-annual interest payment due on its Notes on November 1, 2001 and continues to be in default on the Notes. As of that date, total overdue interest, including penalty amounts, was $11.9 million

         At September 30, 2001, we had Preferred Stock outstanding having a liquidation preference of $14.6 million, due November 1, 2007. The Preferred Stock has a fixed dividend rate of 13 1/2% and a penalty of 2% of the liquidation preference per share. As of September 30, 2001, the fair market value of the Preferred Stock was approximately $0.08 per share for an aggregate value of the outstanding Preferred Stock of $47 thousand. The shares of Preferred Stock were valued at 1.2 times the closing market price of the common stock at September 30, 2001, as this value is reflective of past market values as no market price was readily attainable.

         On March 3, 2000, we received 886,000 shares of Liberate common stock in exchange for our interest in our joint venture with Insight. The closing price per share of the Liberate common stock on March 3, 2000 was $98.6875, giving us a total original investment in Liberate common stock of approximately $87.4 million. There is significant market risk associated with price fluctuations of Liberate shares. In August 2001, the unofficial committee of holders of the Notes and the Company agreed in principle that the company would sell its 886,000 Liberate shares over the next few months. The Company is finalizing arrangements to place its Liberate shares, and the net proceeds of any sales thereof, except for $2 million, into a controlled account pledged in favor of the indenture trustee and established in the name of Source Media, Inc., subject to the lien of the indenture trustee. The Company will not have the ability to withdraw the Liberate shares, or any proceeds of sales thereof, from the controlled account. All shares and proceeds in the controlled account will be distributed automatically to the Note holders on December 31, 2001 unless the Note holders agree otherwise or judicial action is taken to suspend such distribution. During the third quarter, the Company sold 238,700 shares of its Liberate shares yielding net proceeds of $3.1 million. As of September 30, 2001, the closing price per share for Liberate common stock was $9.96 resulting in a total investment balance of $6.4 million. Subsequent to September 30, 2001, we sold 359,100 additional shares of Liberate stock for an aggregate value of $3.9 million, all of which has been placed into the controlled account discussed above. As of November 7, 2001, the remaining 288,200 shares of Liberate stock had a fair market value of $7.95 per share resulting in a total investment of $2.3 million.

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

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

         Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2000, our Quarterly Reports on Form 10-Q for the preceeding quarters and to the Notes to SourceSuite's and our financial statements included in this report for a discussion of certain litigation.


Item 2 - Changes in Securities and Use of Proceeds

         None.


Item 3 - Defaults Upon Senior Securities

         The Company failed to make the approximately $5.3 million interest payment on the Notes due May 1, 2001. As a result of our continued default on the Notes, on May 31, 2001, the indenture trustee of the Notes declared the entire unpaid principal amount of the Notes and all accrued interest due and payable immediately. The Company continues to be in default on the Notes.

         The Company has suspended payments of the quarterly dividends on its 13 1/2% Senior Payment-In-Kind Preferred Stock. As provided by the terms of the Preferred Stock, unpaid dividends will continue to accrue until paid. In addition, following the default on the Notes, additional dividends will accumulate on the Preferred Stock at a rate per annum of 2% of the liquidation preference per share of the Preferred Stock. As of September 30, 2001, the Company had a total arrearage with respect to dividends on the Preferred Stock in the amount of $495 thousand.


Item 5 - Other Information

         DOWNTURNS IN THE DIGITAL MEDIA, INTERACTIVE TELEVISION AND RELATED MARKETS MAY SIGNIFICANTLY DECREASE OUR REVENUES AND MARGINS.

         The market for our products depends on economic conditions affecting the broader digital media, interactive television and related markets. Downturns in these markets may cause cable operators and other digital service providers to delay or cancel digital media projects, reduce their overall or content-specific information technology budgets or reduce or cancel orders for our applications and content. In this environment, customers may experience financial difficulty, cease operations or fail to budget for the purchase of our applications and content. This, in turn, may lead to longer sales cycles, delays in payment and collection, and price pressures, causing us to realize lower revenues and margins. In particular, capital spending in the digital media sector generally has decreased in the past 12 months, and many of our customers and potential customers have experienced declines in their revenues and operations. In addition, the terrorist attacks of September 11, 2001 have created an uncertain economic environment and we cannot predict the impact of these events, or of any related military action, on our customers or business. We believe that, in light of these events, some businesses may curtail or eliminate capital spending on digital media projects. If expenditures on digital media projects in our markets decline, we may be unable to continue our operations.

Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits

         Exhibit 10.1 Amended and Restated Employment Agreement as of May 7, 2001 by and between Source Media Inc., IT Network and Philip Howort

         Exhibit 10.2 Securities Account Control Agreement, dated as of November 7, 2001.

         Exhibit 10.3 Letter of Agreement, dated as of November 7, 2001.

         (b) The following reports on Form 8-K were filed during the third quarter of 2001:

                  On July 19, 2001, Source Media, Inc. filed a report on Form 8-K relating to an announcement that it was suspending payment of the quarterly dividend on its 13 1/2 % Senior Payment-In-Kind Preferred Stock scheduled to be paid on August 1, 2001.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SOURCE MEDIA, INC.
                                            (Registrant)

Date:  November 14, 2001               By: /s/ Benjamin J. Douek
                                           -----------------------
                                           Benjamin J. Douek
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer and
                                           Duly Authorized Officer)

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
Exhibit 10.1        Amended and Restated Employment Agreement as of May 7, 2001
                    by and between Source Media Inc., IT Network and Philip
                    Howort

Exhibit 10.2        Securities Account Control Agreement, dated as of November
                    7, 2001.

Exhibit 10.3        Letter of Agreement, dated as of November 7, 2001.